Form 10-Q
period 2011-06-24
Chefs' Warehouse, Inc.
filed 2011-09-09
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35249
THE CHEFS’ WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3031526

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Ridge Road Ridgefield, Connecticut	06877

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 894-1345
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.01 per share, outstanding at September 9, 2011: 20,834,938

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to realize expected synergies from those acquisitions; increased fuel costs and expectations regarding the use of fuel surcharges; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Registration Statement on Form S-1 originally filed April 12, 2011, as amended (Registration No. 333-173445).

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 24,
	2011	December 24,
	(UNAUDITED)	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,419	$1,978
Accounts receivable, net of allowance of $2,575 in 2011 and $2,400 in 2010	40,484	36,200
Inventories, net	19,312	16,441
Deferred taxes, net	1,738	1,651
Prepaid expenses and other current assets	2,363	3,608

Total current assets	65,316	59,878

Equipment and leasehold improvements, net	4,434	4,228
Software costs, net	324	373
Goodwill	16,447	11,479
Intangible assets, net	3,330	635
Deferred taxes	1,983	2,362
Other assets	3,923	3,717

Total assets	$95,757	$82,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,191	$23,563
Accrued liabilities	3,748	3,686
Accrued compensation	2,658	3,478
Current portion of long-term debt	20,812	16,945

Total current liabilities	58,409	47,672

Long-term debt, net of current portion	81,464	82,580
Other liabilities and deferred credits	1,024	1,232

Total liabilities	140,897	131,484

Commitments and contingencies
Stockholders’ deficit:
Preferred Stock — $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 24, 2011 and December 24, 2010.	—	—
Common Stock — $0.01 par value, 100,000,000 shares authorized, 16,000,000 shares issued and outstanding June 24, 2011 and December 24, 2010	160	160
Additional paid in capital	(45,300)	(48,972)

Stockholders’ deficit	(45,140)	(48,812)

Total liabilities and stockholders’ deficit	$95,757	$82,672

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	June 24, 2011	June 25, 2010
Net revenues	$99,255	$83,613
Cost of sales	73,000	61,670

Gross profit	26,255	21,943
Operating expenses	18,551	16,340

Operating profit	7,704	5,603
Interest expense	3,343	512
Gain on fluctuation of interest rate swap	—	(248)

Income before income taxes	4,361	5,339
Provision for income taxes	1,708	1,050

Net income	$2,653	$4,289

Deemed dividend accretion on Class A members’ units	—	(1,180)

Net income attributable to common stockholders	$2,653	$3,109

Net income per share to common stockholders
Basic	$0.17	$0.14

Diluted	$0.17	$0.13

Weighted average shares outstanding
Basic	15,489,100	22,524,424
Diluted	16,000,000	23,356,827
See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	26 Week Period Ended
	June 24, 2011	June 25, 2010
Net revenues	$182,438	$153,614
Cost of sales	134,148	113,687

Gross profit	48,290	39,927
Operating expenses	35,530	31,293

Operating profit	12,760	8,634
Interest expense	6,793	1,139
Gain on fluctuation of interest rate swap	(81)	(430)
Other	3	—

Income before income taxes	6,045	7,925
Provision for income taxes	2,372	2,100

Net income	$3,673	$5,825

Deemed dividend accretion on Class A members’ units	—	(2,360)

Net income attributable to common stockholders	$3,673	$3,465

Net income per share to common stockholders
Basic	$0.24	$0.15
Diluted	$0.23	$0.15

Weighted average shares outstanding
Basic	15,472,461	22,528,170
Diluted	16,000,000	23,377,172
See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	26 Week Period Ended
	June 24, 2011	June 25, 2010
Cash flows from operating activities:
Net income	$3,673	$5,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	759
Provision for allowance for doubtful accounts	540	510
Original issue discount amortization	360	—
Deferred credits	(120)	(81)
Deferred taxes	291	—
Unrealized gain on interest rate swap	(81)	(430)
Unrealized gain on forward contracts	(243)	—
Accrual of paid in kind interest	1,550	—
Amortization of deferred financing fees	512	206
Loss on asset disposal	3	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,824)	(2,300)
Inventories	(1,683)	(2,089)
Prepaid expenses and other current assets	1,489	(360)
Accounts payable and accrued liabilities	6,862	3,247
Other assets	(692)	(306)
Receivable from related party	—	190

Net cash provided by operating activities	8,419	5,171

Cash flows from investing activities:
Capital expenditures	(823)	(833)
Cash paid for acquisitions	(8,908)	(3,738)
Proceeds from asset disposals	2	—

Net cash used in investing activities	(9,729)	(4,571)

Cash flows from financing activities:
Cash paid for Class C units	—	(173)
Borrowings of debt	—	7,083
Payment of debt	(2,773)	(11,845)
Borrowings under revolving credit line	182,477	166,644
Payments under revolving credit line	(178,953)	(160,586)
Distributions to stockholders	—	(1,368)

Net cash provided by (used in) financing activities	751	(245)

Net (decrease) increase in cash and cash equivalents	(559)	355
Cash and cash equivalents-beginning of period	1,978	875

Cash and cash equivalents-end of period	$1,419	$1,230

Supplemental cash flow disclosures:
Cash paid for income taxes	$1,122	$950
Cash paid for interest	4,470	1,232

Noncash operating activity:
Accretion of Class A units	$—	$2,360
See accompanying notes to condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
Note 1 — Operations and Basis of Presentation
Description of Business and Basis of Presentation
The financial statements include the consolidated accounts of Chefs’ Warehouse Holdings, LLC, the predecessor of The Chefs’ Warehouse, Inc., and its wholly-owned subsidiaries. Our quarterly periods end on the thirteenth Friday of each quarter. The Company operates in one segment, food product distribution, which is concentrated on the East and West Coasts of the United States. Our customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores.
On July 27, 2011, we completed a reorganization in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc., a Delaware corporation (the “Conversion”). As part of the reorganization we issued 16,000,000 shares of common stock. Each holder of our Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the reorganization transaction, 445,056 shares were restricted shares of our common stock issued upon conversion of our Class C units that had not vested as of the date we consummated the reorganization transaction. The effects of this reorganization on our equity have been reflected for all periods presented retroactively.
On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,100 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Company’s new senior secured credit facilities, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest, call premiums and unamortized original issue discount (“OID”).
At August 2, 2011, the closing date of the IPO, the Company had a total of 20,666,667 shares of its common stock issued and outstanding.
Consolidation of Ownership
On October 22, 2010, the Company redeemed all of its authorized and outstanding Class A units for a redemption price of $68,250. The redemption price consisted of $45,821 of principal and accreted interest, as well as $22,429 of deemed equity value. The redemption price was calculated in line with the Company’s limited liability company agreement and was mutually agreed upon by all participating parties. The redemption resulted in the Class B and Class C unit holders of Chefs’ Warehouse Holdings, LLC increasing their ownership interests from 68.5% to 100%. The Class A units were retired at the time of redemption.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 24, 2010 filed as part of the Company’s Registration Statement on Form S-1 (Registration No. 333-173445), which was declared effective July 27, 2011 (See Note 11).
The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s prospectus as filed with the SEC on July 28, 2011 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks and 26 weeks ended June 24, 2011 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.
Consolidation
The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC (a wholly-owned subsidiary of Dairyland), a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California and Nevada; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. All significant intercompany accounts and transactions have been eliminated.
Recently Issued Financial Accounting Standards
Business Combinations. In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This statement requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 10, 2010. Our acquisition of Harry Wils & Co. (“Harry Wils & Co.”) in the second quarter of fiscal year 2011 was not material and, accordingly, stand alone financial statements for Harry Wils & Co. and pro forma financial statements giving effect to the acquisition are not required to be included in this Form 10-Q.
Fair Value Measurements. In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial statements.
Comprehensive Income. In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This statement eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material effect on our financial condition or results of operations.
Note 2 — Earnings Per Share
Net income per unit is presented by combining all classes of units. In the event a dividend is paid on Class B members’ units, holders of all outstanding Class A units are entitled to a proportionate share of any such dividend. For all periods presented, dividends attributable to holders of Class A units were cumulative. Basic net income per unit attributable to Class A, Class B

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
and vested Class C members’ units is computed by dividing the net income attributable to members by the weighted average number of members’ units outstanding during the period. Diluted net income per unit attributable to Class A, Class B and Class C members’ units is computed by using the weighted average number of members’ units outstanding, including unvested Class C members’ units which were converted into shares of the Company’s common stock upon consummation of the Conversion.
The following table sets forth the computation of basic and diluted earnings per unit/share:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net Income	$2,653	$4,289	$3,673	$5,825
Deemed dividend accretion on Class A members’ units	—	(1,180)	—	(2,360)

Net income (loss) attributable to members’ units	$2,653	$3,109	$3,673	$3,465

Net income per share:
Basic	$0.17	$0.14	$0.24	$0.15
Diluted	$0.17	$0.13	$0.23	$0.15
Weighted average shares outstanding (1):
Basic	15,489,100	22,524,424	15,472,461	22,528,170
Diluted	16,000,000	23,356,827	16,000,000	23,377,172

(1)	Adjusted to reflect effect of reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 11).

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
Reconciliation of earnings per share:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Numerator:
Net income attributed to common stockholders	$2,653	$3,109	$3,673	$3,465
Denominator:
Weighted average Class A shares outstanding	—	7,356,322	—	7,356,322
Weighted average Class B shares outstanding	14,712,644	14,712,644	14,712,644	14,712,644
Weighted average Class C shares outstanding	776,456	455,458	759,817	459,204

Total weighted average basic shares outstanding	15,489,100	22,524,424	15,472,461	22,528,170

Dilutive effect of unvested Class C shares	510,900	832,403	527,539	849,002

Weighted average diluted shares outstanding	16,000,000	23,356,827	16,000,000	23,377,172

Note 3 — Derivatives
Derivatives are carried as assets or liabilities at their fair values in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”. The Company has entered into two derivative contracts, neither of which qualified for hedge accounting. The gains and losses on these instruments due to changes in fair value are recognized in our condensed consolidated statements of operations.
We are exposed to certain risks relating to our ongoing business operations. During the 13 weeks and 26 weeks ended June 24, 2011, the primary risks we managed using derivative instruments were foreign currency exchange rate risk and variable interest rate risk.
In prior years we had entered into an interest rate swap agreement to hedge the exposure on our variable rate debt. This agreement expired in January 2011.
In January 2011, we entered into a foreign exchange collar contract to hedge our exposure to variability in the Euro/US Dollar exchange rate. As part of our business, we regularly import products from Europe that require payment in Euros. This

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
contract potentially requires us to purchase and sell Euros throughout the year to pay for forecasted imports. During the 13 weeks and 26 weeks ended June 24, 2011, the collar was used to purchase 875,000 Euros.
Financial Statement Presentation
The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks and 26 weeks ended June 24, 2011 and June 25, 2010 was as follows:

		13 Weeks Ended		26 Weeks Ended
		June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	Location of income (expense) recognized on derivative
Derivatives not designated as hedging instruments:

Foreign currency collars gain (loss)	Cost of sales	(67)	—	243	—

Interest rate swaps	Gain on fluctuation of interest rate swap	—	248	81	430
Note 4 — Fair Value Measurements
We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1 — Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets.
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities include the following:
a)	quoted prices for similar assets in active markets;

b)	quoted prices for identical or similar assets in inactive markets;

c)	inputs other than quoted prices that are observable for the asset; and

d)	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     If the asset has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
     Level 3 — Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
Assets and Liabilities Measured at Fair Value
As of June 24, 2011 and December 24, 2010, our only assets and liabilities measured at fair value were our foreign exchange collars and our interest rate swaps. Both of these items are Level 2 derivatives that are measured at fair value on a recurring basis. As these instruments are not designated as hedges, the changes in the fair value are reflected in our condensed consolidated statements of operations. As of June 24, 2011 and December 24, 2010, our foreign exchange collar had a positive fair value of $289 and $0, respectively, which was reflected in prepaid expenses and other current assets. As of December 24, 2010, our interest rate swap had a negative fair value of $81 that was reflected in accrued liabilities.
Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of June 24, 2011 and December 24, 2010, as these instruments had variable interest rates that reflected current market rates. The book value of our PIK note also approximated fair value at June 24, 2011 and December 24, 2010 due to the fact that the note was less than one year old. Assets acquired as part of business combinations are valued at fair value at the time of acquisition. The Company has chosen not to measure its non-financial assets and liabilities at fair value.
Note 5 — Acquisitions
We account for acquisitions in accordance with Accounting Standards Codification (ASC) 805, “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date.
On June 24, 2011, the Company completed its acquisition of certain of the assets of Harry Wils & Co., a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils & Co. were immediately combined with our existing New York operations. We financed the purchase price for these assets with borrowings under our then-existing senior secured credit facilities. Our condensed consolidated statements of operations reflect $55 of legal fees in operating expenses related to the acquisition. Stand alone and pro forma financial information with respect to the acquisition of Harry Wils & Co. is not required to be included in these financial statements. We are performing a formal valuation of the intangible assets of Harry Wils & Co. As of the date of this report, this valuation has not been completed. The financial statements reflect our preliminary estimate of the valuation of the goodwill and intangible assets we acquired in the transaction. These assets were valued at fair value using level 3 inputs. As the valuation is not complete, there may be adjustments to the goodwill and intangible assets other than goodwill initially recorded by the Company. Goodwill for the Harry Wils & Co. acquisition will be deducted for tax purposes over a period of 15 years.
On June 18, 2010, the Company completed its acquisition of Monique & Me, Inc., doing business as Culinaire Specialty Foods, Inc., based in Miami, Florida.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
The table below details the assets and liabilities acquired as part of the acquisitions of Harry Wils & Co. as of June 24, 2011 and Monique & Me, Inc. as of June 18, 2010.

	Harry Wils & Co.	Monique & Me, Inc.
Current assets	$1,187	$1,324
Intangible assets other than goodwill	2,753	596
Goodwill	4,968	2,120
Current liabilities	—	(302)

Purchase price	$8,908	$3,738

The following table summarizes the changes in goodwill and other intangible assets during the current fiscal year:

	Goodwill	Other Intangibles
Balance as of December 24, 2010	$11,479	$635
Current year acquisitions	4,968	2,753
Current year amortization	—	(58)

Balance as of June 24, 2011	$16,447	$3,330

Amortization expense of intangible assets other than goodwill is expected to be $243, $353, $345, $345, and $343 for fiscal 2011, 2012, 2013, 2014, and 2015 respectively.
Note 6 — Inventory
Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $625 and $570 at June 24, 2011 and December 24, 2010, respectively.
Note 7 — Equipment and Leasehold Improvements
Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 24, 2010	December 24, 2010
Machinery and equipment	5-10 years	$5,447	$5,390
Computers, data processing and other equipment	3-7 years	3,212	2,821
Leasehold improvements	7-15 years	5,577	5,566
Furniture and fixtures	7 years	516	509
Vehicles	5 years	506	507
Other	7 years	85	85
Construction-in-process		341	32

		15,684	14,910

Less: accumulated depreciation and amortization		(11,250)	(10,682)

Equipment and leasehold improvements, net		$4,434	$4,228

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
Depreciation expense on equipment and leasehold improvements was $299 and $284 for the 13 weeks ended June 24, 2011 and June 25, 2010, respectively, and $569 and $543 for the 26 weeks ended June 24, 2011 and June 25, 2010, respectively.
Capitalized software is recorded net of $975 of accumulated amortization. Depreciation expense on software was $41 and $64 for the 13 weeks ended June 24, 2011 and June 25, 2010, respectively, and $92 and $120 for the 26 weeks ended June 24, 2011 and June 25, 2010, respectively.
Note 8 — Debt Obligations
Debt obligations as of June 24, 2011 and December 24, 2010 consisted of the following:

	June 24, 2011	December 24, 2010
Revolving credit facility	$15,743	$12,219
Term loan	71,250	73,750
Original issue discount-term loan	(1,767)	(2,127)
Note payable	—	183
Senior subordinated PIK note	17,050	15,500

Total debt obligations	102,276	99,525

Less: current installments	(20,812)	(16,945)
Total debt obligations excluding current installments	$81,464	$82,580

Credit Facility
On April 15, 2010, the Company entered into a term loan and revolving credit facility (the “Credit Agreement”). The term loan commitment was in the amount of $7,500, while the revolving credit facility provided the Company with up to $37,500 in borrowing capacity. In line with the redemption of Class A units on October 22, 2010, the $7,500 term note was paid in full and the credit facility was amended to provide the Company with up to $25,000 in revolving borrowing capacity. The Credit Agreement, which was replaced on August 2, 2011 as described in Note 11 below, had a maturity date of October 22, 2013. The outstanding revolver balance as of June 24, 2011 is classified on the balance sheet in accordance with ASC 470, “Debt”. The Credit Agreement contained certain events of default that under certain circumstances could call for the immediate repayment of the outstanding revolver balance. These “subjective acceleration clauses”, in addition to the Credit Agreement requiring full dominion of lockbox receipts, required that the outstanding revolver balance be presented in current portion of long-term debt. Borrowings under the Credit Agreement bore interest, at the Company’s option, at the CB Floating Rate (defined as the Administrative Agent’s prime rate, never to be less than the adjusted one month London Interbank Offered Rate, or LIBOR, plus applicable rate) or LIBOR plus applicable rate. The applicable rate was contingent upon the Company’s leverage ratio. As of June 24, 2011, the CB Floating applicable rate was 3.4% and the LIBOR applicable rate was 4.5%. The Credit Agreement also provided for an annual fee of 0.25% of unused commitments. The Credit Agreement contained various covenants that required the maintenance of certain financial ratios, as described in the Credit Agreement, and also contained customary events of default. Balances outstanding on the credit facility were secured against the assets of the Company.
Term Debt
On October 22, 2010, the Company entered into a $75,000 second lien term note (the “Term Loan Agreement”). This Term Loan Agreement required principal payments of $1,250 in 2010, $5,250 in 2011, $6,250 in 2012, $7,000 in 2013 with the balance being paid in 2014. Borrowings under the Term Loan Agreement, which was replaced on August 2, 2011 as described in Note 11 below, bore interest at the Company’s option of ABR Loan (defined as the greater of the Federal funds rate, the adjusted one month LIBOR rate or 3%) plus 8% or LIBOR plus 9%, with LIBOR having a floor of 2%. The Term Loan Agreement contained various covenants that required the maintenance of certain financial ratios, as described in the Term Loan Agreement, and also contained customary events of default. Balances outstanding on the term note were secured by a second lien on trade receivables and inventory, as well as a first lien on all other assets of the Company. This

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
     Term Loan Agreement was issued with an OID of $2,250, which is classified with the debt and charged to interest expense, using the effective interest method.
Senior Subordinated Debt
On October 22, 2010, the Company issued $15,000 of unsecured PIK notes (the “PIK Notes”) due October 22, 2014. The PIK Notes, which were replaced on August 2, 2011 as described in Note 11 below, bore interest at 20% and accrued interest every six months. The balance at June 24, 2011 was $17,050, which includes accrued interest. The PIK Notes contained various covenants that required the maintenance of certain financial ratios, as described in the note agreement, and customary events of default.
The Company is in compliance with all debt covenants and subsequent to the balance sheet date each of the debt instruments described above were paid in full (See Note 11).
Note 9 — Income Taxes
For fiscal year 2011, prior to the consummation of the Conversion, the Company and all of its subsidiaries elected to be taxed as a “C” corporation. Following consummation of the Conversion, the Company is a “C” corporation. For fiscal year 2010, certain subsidiaries of the Company were taxed as a “C” corporation. As part of the Class A unit redemption that occurred on October 22, 2010, the remaining subsidiaries of the Company elected to be taxed as a “C” corporation. These subsidiaries were taxed as a partnership for the first ten months of fiscal 2010, and then as a “C” corporation for the last two months of fiscal 2010. The income of the partnership is subject to tax at the limited liability company member level, with the exception of certain unincorporated business taxes.
At June 24, 2011 and December 24, 2010, the Company had no uncertain tax positions.
Note 10 — Related Parties
The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders and are deemed to be affiliates. One of the facilities is a distribution facility leased by Dairyland USA Corporation from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland USA Corporation and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $11,500 at June 24, 2011. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland USA Corporation to December 2014.
Note 11 — Subsequent Events
On July 27, 2011, we completed a reorganization in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc., a Delaware corporation. As part of the reorganization, we issued 16,000,000 shares of common stock, and each holder of our Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the reorganization transaction, 445,056 shares were restricted shares of our common stock issued upon conversion of our Class C units that had not vested as of the date we consummated the reorganization transaction.
On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the offering, and existing stockholders sold an additional 5,683,333 shares, including 1,350,000

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)
(Information as of June 24, 2011 and for the 13 and 26 weeks ended June 24, 2011 and June 25, 2010 is unaudited)
shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,100 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Company’s new senior secured credit facilities, to repay all of the Company’s loans outstanding under the Credit Agreement, Term Loan Agreement, and the PIK Notes, including any accrued and unpaid interest, call premiums and unamortized OID.
At August 2, 2011, the closing date of the IPO, the Company had a total of 20,666,667 common shares issued and outstanding.
On August 2, 2011, we entered into a new senior secured credit facility. The new facility provides for a four-year, $30,000 term loan facility and a four-year, $50,000 revolving credit facility, both maturing in 2015.
On August 2, 2011, the Company granted a total of 206,666 restricted share awards to two of its employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately and will result in a charge to earnings of approximately $1,900 in August 2011. The remainder of the awards will vest in equal amounts on each of the next four anniversary dates of the grant.
On August 2, 2011, the Company filed a Form S-8 with the SEC, registering 1,750,000 shares of common stock for the 2011 Omnibus Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining key officers, employees and directors; (ii) motivating such individuals by means of performance related incentives to achieve long-range performance goals; (iii) enabling such individuals to participate in the long-term growth and financial success of the Company; (iv) encouraging ownership of stock in the Company by such individuals; and (v) linking their compensation to the long-term interests of the Company and its stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our prospectus filed with the SEC on July 28, 2011 in connection with our initial public offering. On July 27, 2011, we converted our company from a Delaware limited liability company, Chefs’ Warehouse Holdings, LLC, into a Delaware corporation, The Chefs’ Warehouse, Inc. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to Chefs’ Warehouse Holdings, LLC and its subsidiaries prior to the conversion date and The Chefs’ Warehouse, Inc. and its subsidiaries on or after the conversion date. All tabular dollar amounts are in thousands.
OVERVIEW
We are a premier distributor of specialty foods in six of the leading culinary markets in the United States. We offer more than 11,500 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 7,000 customer locations, primarily located in our six geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments. We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team. In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, especially in specialty products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.
RECENT ACQUISITIONS
On June 24, 2011, we purchased the inventory of Harry Wils & Co. and certain intangible assets, including Harry Wils & Co.’s customer list and certain intellectual property. Harry Wils & Co. is a specialty foodservice distribution company headquartered in the New York City metropolitan area, and we believe that the purchase of these assets will allow us to increase the number of customers we service in the New York City metropolitan area. The purchase price paid to Harry Wils & Co. was approximately $7.7 million for the intangible assets, plus approximately $1.2 million for inventory on hand. We assumed no liabilities in connection with the transaction and have relocated the inventory purchased to our Bronx, New York distribution facility. We financed the purchase price for these assets with borrowings under our then-existing senior secured credit facilities. To prepare for the integration of the acquired Harry Wils & Co. products and customers, we incurred certain incremental operating costs in our quarter ended June 24, 2011 to ensure that, at the time the acquisition was consummated, there would be no disruption to customer service levels to acquired and/or current customers. These costs consisted of warehouse and distribution labor costs, fleet rental charges, recruiting fees and legal fees, as well as costs associated with the reconfiguration of our Bronx, New York facility to accommodate the additional SKUs needed to support the acquired business. Total costs incurred were approximately $500,000 and have been reflected as operating expenses in our consolidated statements of operations for the 13 week and 26 week periods ended June 24, 2011.
On June 18, 2010, we acquired the assets of Monique & Me, Inc., doing business as Culinaire Specialty Foods, for cash consideration of $3.7 million, which provided us with an immediate platform for growth in the south Florida market.
Our Growth Strategies and Outlook
We continue to invest in our people, facilities and technology to achieve the following objectives and maintain our premier position within the specialty foodservice distribution market:

•	sales and service territory expansion;

•	operational excellence and high customer service levels;

•	expanded purchasing programs and improved buying power;

•	product innovation and new product category introduction;

•	operational efficiencies through system enhancements; and

•	operating expense reduction through the centralization of general and administrative functions.
Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open a new facility and pursue selective acquisitions. This improved infrastructure has allowed us to achieve higher operating margins. Over the last several years, we have increased our distribution capacity to approximately 371,640 square feet in seven facilities.
Key Factors Affecting Our Performance
Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, as they did throughout the second half of 2007, all of 2008 and the first half of 2009, our customers’ businesses are negatively impacted as fewer people eat away from home and those that do spend less money. As economic conditions began to improve in the second half of 2009 and into 2010, our customers’ businesses began to improve, which likewise contributed to improvements in our business.
Food price costs also significantly impact our results of operations. Food price inflation, like that which we have experienced in the first half of 2011, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines, however, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.
The foodservice distribution industry is fragmented and consolidating. Over the past five years, we have supplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

RESULTS OF OPERATIONS
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.5%	73.8%	73.5%	74.0%

Gross Profit	26.5%	26.2%	26.5%	26.0%
Operating Expenses	18.7%	19.5%	19.5%	20.4%

Operating Income	7.8%	6.7%	7.0%	5.6%
Other expense (income):
Interest expense	3.4%	0.6%	3.7%	0.7%
Gain on fluctuation of interest rate swap	—	(0.3)%	—	(0.3)%

Total other expense	3.4%	0.3%	3.7%	0.4%

Income before income taxes	4.4%	6.4%	3.3%	5.2%
Provision for income taxes	1.7%	1.3%	1.3%	1.4%

Net income	2.7%	5.1%	2.0%	3.8%

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-control” initiatives, and operating cash use. These are discussed throughout the “Results of Operations” and “Liquidity and Capital Resources” sections.
13 Weeks Ended June 24, 2011 Compared to 13 Weeks Ended June 25, 2010
Net Sales
Our net sales for the quarter ended June 24, 2011 increased approximately 18.7%, or $15.7 million, to $99.3 million from $83.6 million for the quarter ended June 25, 2010. The increase in net sales was principally the result of increased case volume as well as increased revenue per case, reflecting the impact of food cost inflation and changes in product mix which together we estimate contributed approximately 3.3% of our 18.7% of net sales improvement in the second quarter of 2011. The product categories most impacted by increased product costs were dairy, oils, and seafood. Our increase in net sales also included approximately $1.7 million of net sales related to our Florida operations, which we acquired in June 2010.
Gross Profit
Gross profit increased approximately 19.7%, or $4.3 million, to $26.2 million for the quarter ended June 24, 2011, from $21.9 million for the quarter ended June 25, 2010. Our gross profit as a percentage of net sales was 26.5% for the quarter ended June 24, 2011 as compared to 26.2% for the quarter ended June 25, 2010. The increase in gross profit as a percentage of net sales reflects improved margins on our sales of protein items driven by a shift in customer and product mix, as well as a 0.2% increase related to a multi-year customs rebate of $0.2 million recorded in the second quarter of 2011.

Operating Expenses
Total operating expenses increased by approximately 13.5%, or $2.3 million, to $18.6 million for the quarter ended June 24, 2011, from $16.3 million for the quarter ended June 25, 2010. The increase in total operating expenses was primarily due to higher sales volume, startup acquisition transition costs related to our acquisition of certain of the assets of Harry Wils & Co. and costs associated with our Florida operations. Harry Wils & Co. acquisition transition costs contributed approximately $500,000 while our Florida operations contributed approximately $400,000 to the increase in operating expenses over the comparable period in fiscal 2010. The remaining increase was comprised of higher salary and benefit costs of $500,000, higher warehousing costs of $100,000 and higher delivery costs of $700,000, primarily driven by increased fuel costs due to a combination of increased usage and higher prices. As a percentage of net sales, total operating expenses decreased to approximately 18.7% for the quarter ended June 24, 2011 from approximately 19.5% for the quarter ended June 25, 2010. The decrease in total operating expenses as a percentage of net sales was attributable to our higher sales levels.
Operating Income
Operating income increased approximately 37.5% to $7.7 million for the quarter ended June 24, 2011, as compared to $5.6 million for the quarter ended June 25, 2010. This increase is reflective of higher sales levels, improved gross profit margins and continued efforts in controlling costs, which although higher on an absolute basis were lower as a percentage of net sales for the second quarter of 2011 as compared to the second quarter of 2010.
Other Expense
Total other expense increased $3.0 million to $3.3 million for the quarter ended June 24, 2011 from $300,000 for the quarter ended June 25, 2010. This increase was attributable to the increase in interest expense for the quarter ended June 24, 2011 to $3.3 million from $500,000 for the quarter ended June 25, 2010. This increase in interest expense was primarily caused by the significant increase in our total indebtedness and debt service costs beginning in the fourth quarter of 2010 as we financed the redemption of all of our outstanding Class A units held by our former private equity investors with borrowings under our senior secured notes and senior secured credit facilities.
Provision for Income Taxes
Our effective income tax rate was 39.2% and 19.7% for the quarters ended June 24, 2011 and June 25, 2010, respectively. In 2010, the Company was in negotiations to redeem all of its Class A units. This anticipated redemption, and the tax assets recorded as a result, resulted in a significantly lower effective tax rate for 2010. The Company does not anticipate any similar tax benefits in the future.
Net Income
Reflecting the factors described above, net income decreased $1.6 million to $2.7 million for the quarter ended June 24, 2011, compared to $4.3 million for the quarter ended June 25, 2010.
26 Weeks Ended June 24, 2011 Compared to 26 Weeks Ended June 25, 2010
Net Sales
Our net sales for the 26 weeks ended June 24, 2011 increased approximately 18.8%, or $28.8 million, to $182.4 million from $153.6 million for the 26 weeks ended June 25, 2010. The increase in net sales was principally the result of increased case volume as well as increased revenue per case, reflecting the impact of food cost inflation and changes in product mix, which together we estimate contributed approximately 4.1% of our 18.8% of net sales improvement in the first 26 weeks of 2011. The product categories most impacted by inflation were dairy, meat, seafood and oils. Our increase in net sales also included approximately $3.8 million of net sales related to our Florida operations, which we acquired in June 2010.

Gross Profit
Gross profit increased approximately 21.0%, or $8.4 million, to $48.3 million for the 26 weeks ended June 24, 2011, from $39.9 million for the 26 weeks ended June 25, 2010. Our gross profit as a percentage of net sales was 26.5% for the 26 weeks ended June 24, 2011 as compared to 26.0% for the 26 weeks ended June 25, 2010. The increase in gross profit as a percentage of net sales reflects the positive impact of the results of our Florida operations along with improved margins on our sales of protein items driven by a shift in customer and product mix. Gross profit percentage was also positively impacted by the mark to market adjustment on our Euro Collar totaling $200,000 and a multi-year customs rebate totaling $200,000 received in fiscal 2011. Combined, these items increased gross profit percentage by 0.27%.
Operating Expenses
Total operating expenses increased by approximately 13.5%, or $4.2 million, to $35.5 million for the 26 weeks ended June 24, 2011, from $31.3 million for the 26 weeks ended June 25, 2010. The increase in total operating expenses was primarily due to higher sales volume, startup acquisition transition costs related to our acquisition of certain assets of Harry Wils & Co. and costs associated with our Florida operations. Harry Wils & Co. acquisition transition costs contributed approximately $500,000 while our Florida operations contributed approximately $800,000 to the increase in operating expenses. The increase in our salary and benefit costs represented $1.4 million. The remaining increase was comprised of higher warehousing costs of $200,000 and higher delivery costs of $1.2 million, primarily driven by increased fuel costs due to a combination of increased usage and higher prices. In addition, we settled a dispute with the New State Workers’ Compensation Board for $100,000 during the second quarter of fiscal year 2011. As a percentage of net sales, total operating expenses decreased to approximately 19.5% for the 26 weeks ended June 24, 2011, from approximately 20.4% for the 26 weeks ended June 25, 2010. The decrease in total operating expenses as a percentage of net sales was primarily attributable to our higher sales levels.
Operating Income
Operating income increased approximately 47.8% to $12.8 million for the 26 weeks ended June 24, 2011, as compared to $8.6 million for the 26 weeks ended June 25, 2010. This increase is reflective of higher sales levels, improved gross profit margins and continued efforts in controlling costs, which although higher on an absolute basis were lower as a percentage of net sales for the first 26 weeks of fiscal 2011 as compared to the comparable period in 2010.
Other Expense
Total other expense increased $6.0 million to $6.7 million for the 26 weeks ended June 24, 2011 from $0.7 million for the 26 weeks ended June 25, 2010. This increase was attributable to the increase in interest expense for the 26 weeks ended June 24, 2011 to $6.8 million from $1.1 million for the 26 weeks ended June 25, 2010. This increase was primarily caused by the significant increase in our total indebtedness and debt service costs beginning in the fourth quarter of 2010 as we financed the redemption of all of our outstanding Class A units held by our former private equity investors with borrowings under our then-existing senior secured notes and senior secured credit facilities.
Provision for Income Taxes
Our effective income tax rate was 39.2% and 26.5% for the 26 weeks ended June 24, 2011 and June 25, 2010, respectively. In 2010, the Company was in negotiations to redeem all of its Class A units. This anticipated redemption, and the tax assets recorded as a result, resulted in a significantly lower effective tax rate for 2010. The Company does not anticipate any similar tax benefits in the future.
Net Income
Reflecting the factors described above, net income decreased $2.1 million to $3.7 million for the 26 weeks ended June 24, 2011, compared to $5.8 million for the 26 weeks ended June 25, 2010.

LIQUIDITY AND CAPITAL RESOURCES
We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months.
On October 22, 2010, we redeemed all authorized and then outstanding Class A units (which were held by third party investors) for a redemption price of $68.3 million. The redemption price, which was calculated in accordance with the Company’s limited liability company agreement, was based on a total valuation of the company at an agreed upon multiple of projected EBITDA less total indebtedness, with the Class A unit holders being allocated the first $45.8 million of such amount based on the carrying amount of those units and then being allocated, along with our other members, their pro rata share of the remaining value as a deemed dividend. The redemption resulted in our founders, management and employees increasing their ownership interest in us from 68.5% to 100%. The capital structure described in this section reflects borrowings made to finance the redemption.
The following discussion relates to our credit facilities and outstanding indebtedness as of June 24, 2011. In connection with our IPO, we refinanced our then-existing senior secured credit facilities as described in more detail in Note 11 to the financial statements appearing elsewhere in this Form 10-Q.
On April 15, 2010, we entered into a term loan and revolving credit facility (the “Credit Agreement”). The term loan commitment was in the amount of $7.5 million, while the revolving credit facility provided us with up to $37.5 million in borrowing capacity. Upon the redemption of Class A units on October 22, 2010, the $7.5 million term note was paid in full and the Credit Agreement was amended to provide us with up to $25.0 million in revolving borrowing capacity. The Credit Agreement had a maturity date of October 22, 2013. Borrowings under the Credit Agreement bore interest, at our option, at the CB Floating Rate (defined as the Administrative Agent’s prime rate, never to be less than the adjusted one-month LIBOR plus applicable rate), or LIBOR plus applicable rate. The applicable rate was contingent upon our leverage ratio. As of December 24, 2010, the CB Floating applicable rate was 1.25% and the LIBOR applicable rate was 3.25%. The Credit Agreement also provided for an annual fee of 0.25% of unused commitments. The Credit Agreement required the maintenance of certain financial ratios, as described in the Credit Agreement, and contained customary events of default. Balances outstanding under our then-existing senior secured credit facilities were secured by our receivables and inventory. As of December 24, 2010 and June 24, 2011, we had approximately $12.2 million and $15.7 million, respectively, of borrowings outstanding under our then-existing revolving credit facility, which generally reduced our available borrowing capacity under our then revolving credit facility on a dollar for dollar basis. Therefore, our resulting remaining availability under our revolving credit facility was approximately $12.7 million and $9.2 million as of December 24, 2010 and June 24, 2011, respectively.
On October 22, 2010, we entered into a $75.0 million second lien term note (the “Term Loan Agreement”). This Term Loan Agreement required principal payments of $1,250 in 2010, $5,250 in 2011, $6,250 in 2012, $7,000 in 2013 with the balance being paid in 2014. Borrowings under the Term Loan Agreement bore interest at our option of ABR Loan (defined as the greater of the Federal funds rate, the adjusted one-month LIBOR rate or 3%) plus 8% or LIBOR plus 9%, with LIBOR having a floor of 2%. The Term Loan Agreement required the maintenance of certain financial ratios, as described in the Term Loan Agreement, and contained customary events of default. Balances outstanding under the Term Loan Agreement were secured by a second lien on trade receivables and inventory, as well as a first lien on all of our other assets.
On October 22, 2010, we issued $15.0 million in senior subordinated notes due October 22, 2014 (the “PIK Notes”). Pursuant to the terms of a note purchase agreement dated as of that date (the “Note Purchase Agreement”), the PIK Notes bore interest at 20% and accreted interest every six months. The PIK Notes required the maintenance of certain financial ratios, as described in the Note Purchase Agreement, and contained customary events of default.
Borrowings under the Term Loan Agreement and the PIK Notes were used to finance the Class A unit redemption, repay debt and pay related fees and expenses. We used the proceeds of our initial public offering, together with borrowings under our new senior secured credit facilities, to redeem or repurchase all of the PIK Notes and to repay all of the principal and interest outstanding under our existing senior secured credit facilities. For a description of our new senior secured credit facilities, see the information under Part I, Item 3 of this Form 10-Q, “Quantitative and Qualitative Disclosures About Market Risk.”
Our capital expenditures, excluding cash paid for acquisitions, for the 26 weeks ended June 24, 2011 were approximately $800,000. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2011 will be between $1.0 million and $1.5 million and for fiscal 2012 will be between $7.5 million and $10.0 million. We expect to finance these requirements with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both new and expanded facilities and improvement to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our new senior secured credit facilities negotiated at the time of the potential acquisition or issuance of our common stock.
Net cash provided by operations was $8.4 million for the 26 weeks ended June 24, 2011, an increase of $3.2 million from the $5.2 million provided by operations for the 26 weeks ended June 25, 2010. The primary reasons for the change were the $3.3 million net increase in cash provided from working capital and $2.2 million of additional non-cash interest expense recorded in fiscal 2011 over 2010. These increases were offset by $2.2 million lower net income and an increase of $100,000 in unrealized gains on derivative contracts. The net increase in working capital was principally the result of an increase in payables and accrued expenses used to finance the additional sales volume.
Net cash used in investing activities was $9.7 million for the 26 weeks ended June 24, 2011, an increase of $5.1 million from the $4.6 million used in investing activities for the 26 weeks ended June 25, 2010. The increase was due to the acquisition of Harry Wils & Co. at a cash purchase price of $8.9 million during fiscal 2011 versus the acquisition of Monique & Me, Inc. at a cash purchase price of $3.7 million during fiscal 2010.
Net cash provided by financing activities was $800,000 for the 26 weeks ended June 24, 2011, an increase of $1.0 million from the $200,000 used in financing activities for the 26 weeks ended June 25, 2010. This increase was primarily the result of $1.4 million of distributions made to stockholders in fiscal year 2010. These distributions were offset by lower net borrowings in fiscal year 2011.
Commitments and Contingencies
The following schedule summarizes our contractual obligations and commercial commitments as of June 24, 2011:

	PAYMENTS DUE BY PERIOD
		LESS THAN		1-3	3-5
	TOTAL	ONE YEAR		YEARS	YEARS	THEREAFTER
				(In thousands)
Inventory purchase commitments	$18,754	$18,754		$—	$—	$—
Indebtedness (1)	$102,276	$20,812	(2)	$64,414	$17,050	$—
Long-term non-capitalized leases	$21,697	$6,811		$9,646	$3,930	$1,310

Total	$142,727	$46,377	(2)	$74,060	$20,980	$1,310

(1)	For a description of the reduction in our indebtedness that resulted from the offering, see Part II, Item 2 of this Form 10-Q, “Unregistered Sales of Equity Securities and Use of Proceeds”.

(2)	Reflects the inclusion of $15.7 million of borrowings under our then-existing senior secured revolving credit facility which are included within the current portion of long-term debt on our balance sheet despite not being due until October 22, 2013.

The indebtedness and non-capitalized lease obligations shown above exclude interest payments due. A portion of the indebtedness obligations shown reflect the expiration of the then-existing credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.
One of our subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from an entity controlled by our founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland USA Corporation and two of our other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this conditional guarantee totaled $11.5 million at June 24, 2011. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland USA Corporation to December 2014.
We had outstanding letters of credit of approximately $120,000 at both December 24, 2010 and June 24, 2011.
All of our assets are pledged as collateral to secure our borrowings under our senior secured credit facilities.
Seasonality
Generally, we do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.
Inflation
Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our operations.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, and (iv) vendor rebates and other promotional incentives. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.
Allowance for Doubtful Accounts
We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Beginning in the fourth quarter of 2008 and continuing through the first three quarters of 2009, we experienced a reduction in year-over-year revenue driven by poor overall economic conditions. During this period of time, we projected and experienced a higher rate of defaults on our trade accounts receivables. As such, we increased our estimated allowance for doubtful accounts requirements in line with then current economic conditions. During the fourth quarter of 2009 and throughout all of fiscal 2010, we noticed a fairly significant improvement in overall general economic conditions. This improvement resulted in higher revenue and also resulted in a lower default rate on our trade accounts receivable. As such, we lowered our estimated allowance for doubtful accounts reserve requirement in line with then current economic conditions which resulted in a lower provision expense for our allowance for doubtful accounts in fiscal 2010 than we incurred in 2009. Our accounts receivable balance was $36.2 million and $31.0 million, net of the allowance for doubtful accounts of $2.4 million and $2.2 million, as of December 24, 2010 and December 25, 2009, respectively. Our accounts receivable balance was $40.5 million and $33.4 million, net of allowance for doubtful accounts of $2.6 million and $2.4 million, as of June 24, 2011 and June 25, 2010, respectively.
Inventory Valuation
We maintain reserves for slow-moving and obsolete inventories. These reserves are primarily based upon inventory age plus specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences or change in overall economic conditions could result in a significant change in the reserve balance and could require a corresponding charge to earnings. We actively manage our inventory levels to minimize the risk of loss and have consistently achieved a relatively high level of inventory turnover.
Valuation of Goodwill and Intangible Assets
We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. Based on future expected cash flows, we test for goodwill impairment at the consolidated level, as we have only a single reporting unit. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.
In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a discounted cash flow model, in which the key assumption is the projection of future earnings and cash flow. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 24, 2010, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of June 24, 2011 and December 24, 2010 was $16.4 million and $11.5 million, respectively.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2010 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 24, 2011 and December 24, 2010 were $3.3 million and $0.6 million, respectively.
The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.
Vendor Rebates and Other Promotional Incentives
We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in ASC 605-50 (Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received

from a Vendor”, and EITF No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”).
We generally record consideration received under these incentives as a reduction of cost of goods sold; however, in certain circumstances, we record marketing-related consideration as a reduction of marketing costs incurred. We may receive consideration in the form of cash and/or invoice deductions.
We record consideration that we receive for incentives, volume and growth rebates and annual incentives as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for those incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual incentives when we earn them, generally over the agreement period. We record consideration received to promote and sell the supplier’s products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we received consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of goods sold.
Management has discussed the development and selection of these critical accounting policies with our board of directors, and the board of directors has reviewed the above disclosure. Our financial statements contained other items that require estimation, but are not as critical as those discussed above. These other items include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
On August 2, 2011, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), The Chefs’ Warehouse, Inc. (the “Company”) and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative, Agent and the other parties thereto.
The New Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30.0 million (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50.0 million (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to $2.0 million is available for letters of credit and up to $3.0 million is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of the Revolving Credit Facility in an amount up to $20.0 million (but in not less than $10.0 million increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.
On August 2, 2011, the Borrowers incurred $30.0 million in borrowings under the Term Facility of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s initial public offering. The final maturity of the Term Loans is August 2, 2015. Subject to adjustment for prepayments, the Company is required to make monthly principal payments on the Term Loans equal to $500,000, with the remaining balance due upon maturity.
On August 2, 2011, the Borrowers incurred approximately $14.0 million in borrowings under the Revolving Credit Facility portion of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s initial public offering. Going forward, borrowings under the Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on August 2, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time.
Borrowings under the Credit Facilities will bear interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement) the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes, provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.
As of August 2, 2011, we had an aggregate $44.0 million of indebtedness that bears interest at variable rates. A 100 basis point increase in market interest rates on our new senior secured credit facilities would decrease our after tax earnings by approximately $300,000 per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal period that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in legal proceedings, claims and litigation arising out of the ordinary conduct of our business. Although we cannot assure the outcome, management presently believes that the result of such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements, and no material amounts have been accrued in our consolidated financial statements with respect to these matters.
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our prospectus filed with the SEC on July 28, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 2, 2011, the Company closed its initial public offering of 10,350,000 of its common shares, $0.01 par value per share, which included 4,666,667 shares offered by the Company and 5,683,333 shares offered by certain of the Company’s existing stockholders, including 1,350,000 shares sold to the underwriters to cover over-allotments. The price to the public for the common stock was $15.00 per share, and the aggregate offering price for shares sold in the offering was approximately $155.3 million before underwriting discounts and commissions and offering expenses. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-173445), which was declared effective by the SEC on July 27, 2011. The offering commenced as of July 28, 2011 and did not terminate before all of the securities registered in the Registration Statement were sold. Jefferies & Company, Inc., BMO Capital Markets Corp. and Wells Fargo Securities, LLC served as representatives of the underwriters for the offering. The other underwriters in the syndicate were BB&T Capital Markets, a division of Scott & Stringfellow, LLC, and Canaccord Genuity Inc. The Company raised approximately $63.1 million in net proceeds, after deducting underwriting discounts and commissions of approximately $4.9 million and other offering expenses of approximately $2.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. As previously disclosed in our final prospectus filed with the SEC on July 28, 2011 pursuant to Rule 424(b), we used the net proceeds of the IPO, together with borrowings under our new senior secured credit facilities, to (i) repurchase all of our then-existing senior subordinated notes due 2014 and pay any accrued but unpaid interest thereon and other related fees, including the call premium associated with such repurchase; and (ii) repay all of our loans outstanding under our then-existing senior secured credit facilities and any accrued but unpaid interest thereon and other related fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 9, 2011.

THE CHEF’S WAREHOUSE, INC. (Registrant)
September 9, 2011	/s/ Kenneth Clark
Date	Kenneth Clark
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.