Form 10-Q/A
period 2011-06-24
Chefs' Warehouse, Inc.
filed 2011-10-04
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-35249
THE CHEFS’ WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3031526

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 East Ridge Road
Ridgefield, Connecticut	06877

(Address of principal executive offices)	(Zip Code)
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
Yes ☐            No ☒
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
Number of shares of common stock, par value $.01 per share, outstanding at September 9, 2011: 20,834,938

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Explanatory Note		3

Item 6.	Exhibits	4

	Signature	5

Ex 101	Instance Document
Ex 101	Schema Document
Ex 101	Calculation Linkbase Document
Ex 101	Labels Linkbase Document
Ex 101	Presentation Linkbase Document

Exhibit Index		6
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q for the period ended June 24, 2011, filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which financial statement tagging is required.
This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**
*	Previously filed or furnished, as applicable, as an exhibit to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q (File No. 001-35249) filed with the SEC on September 9, 2011.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 4, 2011.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

October 4, 2011	/s/ Kenneth Clark

Date	Kenneth Clark
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**
*	Previously filed or furnished, as applicable, as an exhibit to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q (File No. 001-35249) filed with the SEC on September 9, 2011.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.