Form 10-Q
period 2011-09-23
Chefs' Warehouse, Inc.
filed 2011-11-04
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at November 1, 2011: 20,834,938

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 23, 2011	December 24, 2010
	(UNAUDITED)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,544	$1,978
Accounts receivable, net of allowance of $2,677 in 2011 and $2,400 in 2010	42,030	36,200
Inventories, net	19,260	16,441
Deferred taxes, net	1,559	1,651
Prepaid expenses and other current assets	4,650	3,608

Total current assets	69,043	59,878
Equipment and leasehold improvements, net	4,727	4,228
Software costs, net	348	373
Goodwill	16,447	11,479
Intangible assets, net	3,237	635
Deferred taxes	1,662	2,362
Other assets	1,512	3,717

Total assets	$96,976	$82,672

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,913	$23,563
Accrued liabilities	3,526	3,686
Accrued compensation	2,885	3,478
Current portion of long-term debt	6,000	16,945

Total current liabilities	38,324	47,672
Long-term debt, net of current portion	39,330	82,580
Other liabilities and deferred credits	924	1,232

Total liabilities	78,578	131,484

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 23, 2011 and December 24, 2010	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 20,834,938 and 16,000,000 shares issued and outstanding September 23, 2011 and December 24, 2010, respectively	208	160
Additional paid in capital	19,844	(48,972)
Retained earnings (deficit)	(1,654)	—

Stockholders’ equity (deficit)	18,398	(48,812)

Total liabilities and stockholders’ equity	$96,976	$82,672

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	September 23, 2011	September 24, 2010
Net revenues	$101,681	$84,928
Cost of sales	75,051	62,865

Gross profit	26,630	22,063
Operating expenses	21,290	15,810

Operating profit	5,340	6,253
Interest expense	7,249	472
Gain on fluctuation of interest rate swap	—	(228)

(Loss) income before income taxes	(1,909)	6,009
Provision for income taxes (benefit) expense	(724)	1,600

Net (loss) income	$(1,185)	$4,409

Deemed dividend accretion on Class A members’ units	—	(1,322)

Net (loss) income attributable to common stockholders	$(1,185)	$3,087

Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$0.14
Diluted	$(0.06)	$0.13
Weighted average common shares outstanding:
Basic	18,696,304	22,721,388
Diluted	18,696,304	23,356,322

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	39 Week Period Ended
	September 23, 2011	September 24, 2010
Net revenues	$284,118	$238,542
Cost of sales	209,199	176,552

Gross profit	74,919	61,990
Operating expenses	56,820	47,102

Operating income	18,099	14,888
Interest expense	14,042	1,612
Gain on fluctuation of interest rate swap	(81)	(658)
Loss on sale of assets	3	—

Income before income taxes	4,135	13,934
Provision for income taxes	1,648	3,700

Net income	$2,487	$10,234

Deemed dividend accretion on Class A members’ units	—	(3,682)

Net income attributable to common stockholders	$2,487	$6,552

Net income per share attributable to common stockholders:
Basic	$0.15	$0.29
Diluted	$0.15	$0.28
Weighted average common shares outstanding:
Basic	16,547,077	22,596,440
Diluted	17,024,121	23,370,222

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Week Period Ended
	September 23, 2011	September 24, 2010
Cash flows from operating activities:
Net income	$2,487	$10,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,211	1,137
Provision for allowance for doubtful accounts	930	809
Original issue discount amortization	2,127	—
Deferred credits	(240)	(131)
Deferred taxes	792	—
Unrealized gain on interest rate swap	(81)	(658)
Unrealized gain on forward contracts	(38)	—
Accrual of paid in kind interest	1,825	—
Amortization of deferred financing fees	645	233
Write off of deferred financing fees	2,860	—
Stock compensation	1,939	—
Loss on asset disposal	3	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,760)	(2,981)
Inventories	(1,631)	(2,053)
Prepaid expenses and other current assets	(1,004)	(1,471)
Accounts payable and accrued liabilities	1,608	3,152
Other assets	(204)	(319)
Receivable from related party	—	190

Net cash provided by operating activities	6,469	8,142

Cash flows from investing activities:
Capital expenditures	(1,475)	(1,003)
Cash paid for acquisitions	(8,908)	(3,738)
Proceeds from asset disposals	2	—

Net cash used in investing activities	(10,381)	(4,741)

Cash flows from financing activities:
Cash paid for Class C units	—	(173)
Proceeds from IPO	63,476	—
Proceeds from new senior secured term loan	30,000	—
Borrowings of debt	—	6,458
Payment of debt	(91,759)	(11,943)
Borrowings under revolving credit line	282,112	248,956
Payments under revolving credit line	(278,501)	(244,817)
Payment of deferred financing fees	(1,158)	—
Surrender of shares to pay withholding taxes	(692)	—
Distributions to stockholders	—	(1,597)

Net cash provided by (used in) financing activities	3,478	(3,116)

Net (decrease) increase in cash and cash equivalents	(434)	285
Cash and cash equivalents-beginning of period	1,978	875

Cash and cash equivalents-end of period	$1,544	$1,160

Supplemental cash flow disclosures:
Cash paid for income taxes	$1,716	$4,370
Cash paid for interest	$6,403	$1,726
Noncash financing activity:
Accretion of Class A units	$—	$3,682

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of Chefs’ Warehouse Holdings, LLC, the predecessor of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. Our quarterly periods end on the thirteenth Friday of each quarter. The Company operates in one segment, food product distribution, which is concentrated on the East and West Coasts of the United States. Our customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores.

On July 27, 2011, we completed a reorganization in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc., a Delaware corporation (the “Conversion”). As part of the Conversion we issued 16,000,000 shares of common stock. Each holder of our Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the Conversion, 445,056 shares were restricted shares of our common stock issued upon conversion of our Class C units that had not vested as of the date we consummated the Conversion. The effects of this reorganization on our equity have been reflected for all periods presented retroactively.

On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,476 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Company’s new senior secured credit facilities, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest, call premiums and unamortized original issue discount (“OID”).

Consolidation of Ownership

On October 22, 2010, the Company redeemed all of its authorized and outstanding Class A units for a redemption price of $68,250. The redemption price consisted of $45,821 of principal and accreted interest, as well as $22,429 of deemed equity value. The redemption price was calculated in line with the Chefs’ Warehouse Holdings, LLC’s limited liability company agreement then in effect and was mutually agreed upon by all participating parties. The redemption resulted in the Class B and Class C unit holders of Chefs’ Warehouse Holdings, LLC increasing their ownership interests from 68.5% to 100%. The Class A units were retired at the time of redemption.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 24, 2010 filed as part of the Company’s Registration Statement on Form S-1 (Registration No. 333-173445), which was declared effective July 27, 2011 (See Note 9).

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s prospectus as filed with the SEC on July 28, 2011 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks and 39 weeks ended September 23, 2011 are not necessarily indicative of the results to be expected for the full year.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

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

Consolidation

The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC (a wholly-owned subsidiary of Dairyland), a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California and Nevada; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value Measurements. In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial statements.

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

Testing Goodwill for Impairment. In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This statement eliminates the need to perform first stage goodwill impairment testing if, through assessing qualitative factors, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material effect on our financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2011	September 24, 2010	September 23, 2011	September 24, 2010
Net (loss) income	$(1,185)	$4,409	$2,487	$10,234
Deemed dividend accretion on Class A members’ units	—	(1,322)	—	(3,682)

Net (loss) income attributable to common shares/members’ units	$(1,185)	$3,087	$2,487	$6,552

Net (loss) income per share/unit attributable to common stockholders/members:
Basic	$(0.06)	$0.14	$0.15	$0.29
Diluted	$(0.06)	$0.13	$0.15	$0.28
Weighted average common shares/units outstanding (1):
Basic	18,696,304	22,721,388	16,547,077	22,596,440
Diluted	18,696,304	23,356,322	17,024,121	23,370,222

(1)	Adjusted to reflect effect of reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 9).

Reconciliation of earnings (loss) per common share/unit:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2011	September 24, 2010	September 23, 2011	September 24, 2010
Numerator:
Net (loss) income attributable to common stockholders	$(1,185)	$3,087	$2,487	$6,552
Denominator:

Weighted average basic common shares/units outstanding	18,696,304	22,721,388	16,547,077	22,596,440
Dilutive effect of unvested common shares/units	—	634,934	477,044	773,782

Weighted average diluted common shares/units outstanding	18,696,304	23,356,322	17,024,121	23,370,222

For the third quarter of 2011 a weighted average of 376,059 unvested shares was not included in fully diluted shares outstanding because they would have been anti-dilutive.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

Note 3—Derivatives

Derivatives are carried as assets or liabilities at their fair values in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”. We have entered into two derivative contracts, neither of which qualifies for hedge accounting. The gains and losses on these instruments due to changes in fair value are recognized in our condensed consolidated statements of operations.

We are exposed to certain risks relating to our ongoing business operations. During the 13 weeks and 39 weeks ended September 23, 2011, the primary risks we managed using derivative instruments were foreign currency exchange rate risk and variable interest rate risk.

In prior years we entered into an interest rate swap agreement to hedge the exposure on our variable rate debt. This agreement expired in January 2011.

In January 2011, we entered into a foreign exchange collar contract to hedge our exposure to variability in the Euro/US Dollar exchange rate. As part of our business, we regularly import products from Europe that require payment in Euros. This contract potentially requires us to purchase and sell Euros throughout the year to pay for forecasted imports. During the 13 weeks and 39 weeks ended September 23, 2011, the collar was used to purchase 1.1 million and 1.9 million Euros, respectively.

Financial Statement Presentation

The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks and 39 weeks ended September 23, 2011 and September 24, 2010 was as follows:

		13 Weeks Ended		39 Weeks Ended
		September 23, 2011	September 24, 2010	September 23, 2011	September 24, 2010
	Location of income (expense) recognized on derivative

Derivatives not designated as hedging instruments:

Foreign currency collars gain (loss)	Cost of sales	(206)	—	37	—
Interest rate swaps	Gain on fluctuation of interest rate swap	—	228	81	658

Note 4—Fair Value Measurements

We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities include the following:

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

Level 3—Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Assets and Liabilities Measured at Fair Value

As of September 23, 2011 the only asset we had measured at fair value was our foreign exchange collar. Our interest rate swap was the only liability we had measured at fair value as of December 24, 2010. Both of these items are Level 2 derivatives that are measured at fair value on a recurring basis. As these instruments are not designated as hedges, the changes in the fair value are reflected in our condensed consolidated statements of operations. As of September 23, 2011 and December 24, 2010, our foreign exchange collar had a fair value of $83 and $0, respectively, which was reflected in prepaid expenses and other current assets. As of December 24, 2010, our interest rate swap had a fair value of $81 that was reflected in accrued liabilities. Assets acquired as part of business combinations are valued at fair value at the time of acquisition using certain Level 3 inputs.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of September 23, 2011 and December 24, 2010, as these instruments had variable interest rates that reflected current market rates.

Note 5—Acquisitions

We account for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date.

On June 24, 2011, the Company completed its acquisition of certain of the assets of Harry Wils & Co., a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils & Co. were immediately combined with our existing New York operations. We financed the purchase price for these assets with borrowings under our then-existing senior secured credit facilities. Our condensed consolidated statements of operations reflect $55 of legal fees in operating expenses related to the acquisition. Stand alone and pro forma financial information with respect to the acquisition of Harry Wils & Co. is not required to be included in these financial statements. We completed a valuation of the intangible assets of Harry Wils & Co. These assets were valued at fair value using Level 3 inputs. Goodwill for the Harry Wils & Co. acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships and will be amortized over 10.5 years.

On June 18, 2010, the Company completed its acquisition of Monique & Me, Inc., doing business as Culinaire Specialty Foods, Inc., based in Miami, Florida.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

The table below details the assets and liabilities acquired as part of the acquisitions of Harry Wils & Co. as of June 24, 2011 and Monique & Me, Inc. as of June 18, 2010.

	Harry Wils & Co.	Monique & Me, Inc.
Current assets	$1,187	$1,324
Intangible assets other than goodwill	2,753	596
Goodwill	4,968	2,120
Current liabilities	—	(302)

Purchase price	$8,908	$3,738

The following table summarizes the changes in goodwill and other intangible assets during the current fiscal year:

	Goodwill	Other Intangibles
Balance as of December 24, 2010	$11,479	$635
Current year acquisitions	4,968	2,753
Current year amortization	—	(151)

Balance as of September 23, 2011	$16,447	$3,237

Amortization expense of intangible assets other than goodwill is expected to be $243, $353, $345, $345, and $342 for fiscal 2011, 2012, 2013, 2014, and 2015, respectively.

Note 6—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $575 and $570 at September 23, 2011 and December 24, 2010, respectively.

Note 7—Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 23, 2011	December 24, 2010
Machinery and equipment	5-10 years	$5,463	$5,390
Computers, data processing and other equipment	3-7 years	3,363	2,821
Leasehold improvements	7-15 years	5,615	5,566
Furniture and fixtures	7 years	540	509
Vehicles	5 years	506	507
Other	7 years	85	85
Construction-in-process		696	32

		16,268	14,910
Less: accumulated depreciation and amortization		(11,541)	(10,682)

Equipment and leasehold improvements, net		$4,727	$4,228

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

Depreciation expense on equipment and leasehold improvements was $291 and $266 for the 13 weeks ended September 23, 2011 and September 24, 2010, respectively, and $859 and $809 for the 39 weeks ended September 23, 2011 and September 24, 2010, respectively.

Capitalized software is recorded net of $1,019 of accumulated amortization. Depreciation expense on software was $44 and $62 for the 13 weeks ended September 23, 2011 and September 24, 2010, respectively, and $136 and $182 for the 39 weeks ended September 23, 2011 and September 24, 2010, respectively.

Note 8—Debt Obligations

Debt obligations as of September 23, 2011 and December 24, 2010 consisted of the following:

	September 23, 2011	December 24, 2010
Revolving credit facility	$15,830	$12,219
Term loan	29,500	73,750
Original issue discount-term loan	—	(2,127)
Note payable	—	183
Senior subordinated PIK note	—	15,500

Total debt obligations	45,330	99,525

Less: current installments	(6,000)	(16,945)
Total debt obligations excluding current installments	$39,330	$82,580

On August 2, 2011, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The New Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50,000 (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to $2,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of the Revolving Credit Facility in an amount up to $20,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

On August 2, 2011, the Borrowers incurred $30,000 in borrowings under the Term Facility of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with our initial public offering. The final maturity of the Term Loans is August 2, 2015. Subject to adjustment for prepayments, we are required to make monthly principal payments on the Term Loans equal to $500, with the remaining balance due upon maturity.

On August 2, 2011, the Borrowers incurred approximately $14,000 in borrowings under the Revolving Credit Facility portion of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with our initial public offering. Going forward, borrowings under the Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on August 2, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

The Credit Facilities are jointly and severally guaranteed by the Borrowers and the Guarantors, including us. In addition, the New Credit Agreement is secured pursuant to a Pledge and Security Agreement, dated as of August 2, 2011 , by first priority liens on substantially all of the Borrowers’ and each Guarantor’s assets and includes a pledge of the equity interests of each of our subsidiaries.

Borrowings under the Credit Facilities will bear interest at our option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes; provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

The New Credit Agreement includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The New Credit Agreement also includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis not be less than 1.15 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to our consolidated EBITDA for the then trailing twelve months be greater than (A) 2.75 to 1.00 for any fiscal month ending in our 2011 or 2012 fiscal years, (B) 2.50 to 1.00 for any fiscal month ending in our 2013 fiscal year and (C) 2.25 to 1.00 for any fiscal month ending in our 2014 fiscal year or thereafter.

The New Credit Agreement also contains customary representations and warranties that must be accurate in order for the Borrowers to borrow under the Revolving Credit Facility. In addition, the New Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facilities to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least 66 2/3% of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

As of September 23, 2011, the Borrowers and Guarantors were in compliance with all debt covenants under the New Credit Agreement.

Note 9—Shareholders Equity

On July 27, 2011, we completed a reorganization in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc., a Delaware corporation. As part of the Conversion, we issued 16,000,000 shares of common stock, and each holder of our Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the Conversion, 445,056 shares were restricted shares of our common stock issued upon conversion of our Class C units that had not vested as of the date we consummated the Conversion.

On August 2, 2011, we completed the initial public offering of shares of our common stock. We issued 4,666,667 shares in the offering, and existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. We received net proceeds from the offering of approximately $63,476 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the New Credit Agreement , to repay all of our loans outstanding under our previous debt instruments, including any accrued and unpaid interest, call premiums and unamortized OID.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 23, 2011 and for the 13 and 39 weeks ended September 23, 2011 and September 24, 2010 is unaudited)

On August 2, 2011, we granted restricted share awards totaling 206,666 shares to two employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately resulting in a compensation charge of $1,861 and the remainder of the awards, a total of 103,333 shares, will vest in equal amounts on each of the next four anniversary dates of the grant of which $78 was recognized as compensation expense for the 13 and 39 weeks ended September 23, 2011. The employees surrendered 38,395 of the vested shares to the Company to satisfy their payroll tax liabilities with respect to the portion of the award that vested immediately.

Note 10—Income Taxes

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

At September 23, 2011 and December 24, 2010, the Company had no uncertain tax positions.

Note 11—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders and are deemed to be affiliates. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $11,350 at September 23, 2011. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our prospectus filed with the SEC on July 28, 2011 in connection with our initial public offering. On July 27, 2011, we converted our company from a Delaware limited liability company, Chefs’ Warehouse Holdings, LLC, into a Delaware corporation, The Chefs’ Warehouse, Inc. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to Chefs’ Warehouse Holdings, LLC and its subsidiaries prior to the conversion date and The Chefs’ Warehouse, Inc. and its subsidiaries on or after the conversion date. All tabular dollar amounts are in thousands.

OVERVIEW

We are a premier distributor of specialty foods in six of the leading culinary markets in the United States. We offer more than 11,500 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 7,000 customer locations, primarily located in our six geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments. We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team. In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, especially in specialty food products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

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

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, as they did throughout the second half of 2007, all of 2008 and the first half of 2009, our customers’ businesses are negatively impacted as fewer people eat away from home and those that do spend less money. As economic conditions began to improve in the second half of 2009 and through the third quarter of 2011, our customers’ businesses began to improve, which likewise contributed to improvements in our business.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 23, 2011	September 24, 2010	September 23, 2011	September 24, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8%	74.0%	73.6%	74.0%

Gross profit	26.2%	26.0%	26.4%	26.0%
Operating expenses	20.9%	18.6%	20.0%	19.7%

Operating income	5.3%	7.4%	6.4%	6.3%
Other expense (income):
Interest expense	7.1%	0.6%	4.9%	0.7%
Gain on fluctuation of interest rate swap	—	(0.3)%	—	(0.3)%

Total other expense	7.1%	0.3%	4.9%	0.4%

(Loss) income before income taxes	(1.8)%	7.1%	1.5%	5.9%
(Benefit) provision for income taxes	(0.7)%	1.9%	0.6%	1.6%

Net (loss)income	(1.1)%	5.2%	0.9%	4.3%

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-control” initiatives, and operating cash use. These are discussed throughout the “Results of Operations” and “Liquidity and Capital Resources” sections of this Management Discussion and Analysis.

13 Weeks Ended September 23, 2011 Compared to 13 Weeks Ended September 24, 2010

Net Sales

Our net sales for the 13 weeks ended September 23, 2011 increased approximately 19.7%, or $16.8 million, to $101.7 million from $84.9 million for the 13 weeks ended September 24, 2010. Approximately $9.0 million of the increase can be attributed to organic growth. This is consistent with prior quarters. The remainder of the increase can be attributed to the Harry Wils & Co. acquisition, which was completed on June 24, 2011, and food cost inflation and a shift in the mix of the products our customers purchased from us. A combination of a shift in customers and product mix has resulted in sales of higher margin protein items. The product categories most impacted by inflation were dairy, meat, seafood and oils.

Gross Profit

Gross profit increased approximately 20.7%, or $4.5 million, to $26.6 million for the 13 weeks ended September 23, 2011, from $22.1 million for the 13 weeks ended September 24, 2010. Our gross profit as a percentage of net sales was 26.2% for the 13 weeks ended September 23, 2011 as compared to 26.0% for the 13 weeks ended September 24, 2010. The increase in gross profit as a percentage of net sales reflects improved margins on our sales of protein items driven by a shift in customer and product mix.

Operating Expenses

Total operating expenses increased by approximately 34.7%, or $5.5 million, to $21.3 million for the 13 weeks ended September 23, 2011, from $15.8 million for the 13 weeks ended September 24, 2010. The largest portion of the increase in operating costs is due to increased salary and benefits of $3.9 million, which includes a non-cash stock compensation charge of approximately $1.9 million. The additional $2 million increase in salary and benefit costs, is the result of an approximately

10% increase in total headcount. The majority of the headcount increases came from our distribution and sales departments. These increases were required to service higher sales volumes primarily driven by the Harry Wils & Co. acquisition, as well as to support future growth. The remaining increase is comprised of, higher warehousing costs of $0.1 million and higher delivery costs of $1.1 million, primarily driven by increased fuel costs, due to a combination of increased usage and higher prices, as well as increased fleet rentals, higher bad debt expense of $0.1 million, amortization of intangibles due to the Harry Wils & Co. acquisition of $0.1 million, information technology costs as we implemented technology to help manage our customer relationships and other initiatives during 2011 of $0.2 million.

Operating Income

Operating income decreased approximately 14.6% to $5.3 million for the 13 weeks ended September 23, 2011, as compared to $6.3 million for the 13 weeks ended September 24, 2010. This decrease is primarily due to the employee stock compensation charge of $1.9 million, the impact of Hurricane Irene, which accounted for approximately $1.6 million in lost revenue and $400,000 of lost operating income, and increased operating expenses as discussed above.

Other Expense

Total other expense increased $7.0 million to $7.2 million for the 13 weeks ended September 23, 2011 from $244,000 for the 13 weeks ended September 24, 2010. This increase was attributable to the increase in interest expense for the 13 weeks ended September 23, 2011 to $7.2 million from $472,000 for the 13 weeks ended September 24, 2010. This increase in interest expense was primarily caused by the write off of deferred financing fees of $2.9 million, write-off of OID of $1.7 million and payment of a call premium totaling $827,000 associated with our refinancing of our senior secured credit facilities on August 2, 2011 in connection with our IPO. In addition, we incurred a significant increase in our total indebtedness and debt service costs beginning in the fourth quarter of 2010 as we financed the redemption of all of our outstanding Class A units held by our former private equity investors with borrowings under our then-existing senior secured notes and senior secured credit facilities.

Provision for Income Taxes

For the thirteen weeks ended September 23, 2011, we recorded a tax benefit at a rate of 38% as we were in a loss position for the quarter. For the 13 weeks ended September 24, 2010, our effective income tax rate was 26.6%. In 2010, we were in negotiations to redeem all of our Class A units. This anticipated redemption, and the tax assets recorded as a result, resulted in a significantly lower effective tax rate for the thirteen weeks ended September 24, 2010 than the statutory rate. The Company does not anticipate any similar tax benefits in the future.

Net Income

Reflecting the factors described above, net income decreased $5.6 million to a net loss of $1.2 million for the 13 weeks ended September 23, 2011, compared to net income of $4.4 million for the 13 weeks ended September 24, 2010.

39 Weeks Ended September 23, 2011 Compared to 39 Weeks Ended September 24, 2010

Net Sales

Our net sales for the 39 weeks ended September 23, 2011 increased approximately 19.1%, or $45.6 million, to $284.1 million from $238.5 million for the 39 weeks ended September 24, 2010. The acquisitions of Monique & Me, Inc. and Harry Wils & Co. contributed approximately $3.8 million and $5.4 million, respectively, to the year to date revenue increase. The increase in net sales was principally the result of increased case volume as well as increased revenue per case. Food cost inflation and changes in product mix, which together we, estimate contributed approximately 3.6% of our net sales improvement in the first 39 weeks of 2011. The product categories most impacted by inflation were dairy, meat, seafood and oils.

Gross Profit

Gross profit increased approximately 20.9%, or $12.9 million, to $74.9 million for the 39 weeks ended September 23, 2011, from $62.0 million for the 39 weeks ended September 24, 2010. Our gross profit as a percentage of net sales was 26.4% for the 39 weeks ended September 23, 2011 as compared to 26.0% for the 39 weeks ended September 24, 2010. The increase in gross profit as a percentage of net sales reflects improved margins on our sales of protein items driven by a shift in customer and product mix. Gross profit percentage was also positively impacted by a multi-year United States Customs rebate totaling $200,000 received in fiscal 2011. This rebate increased gross profit percentage by 10 bps.

Operating Expenses

Total operating expenses increased by approximately 20.6%, or $9.7 million, to $56.8 million for the 39 weeks ended September 23, 2011, from $47.1 million for the 39 weeks ended September 24, 2010. The largest portion of the increase in operating costs related to salary and benefits of $6.0 million, which includes a non-cash stock compensation charge of $1.9 million. The additional $4.1 million increase in salary and benefit costs, is the result of approximately a 10% increase in total headcount. The majority of the headcount increases came from the distribution and sales departments which were required to service higher sales volume primarily driven by the Harry Wils & Co. acquisition. The remaining increase was comprised of higher warehousing costs of $200,000, higher delivery costs of $2.3 million, primarily driven by increased fuel costs due to a combination of increased usage and higher prices as well as increased fleet rentals, higher bad debt expense of $120,000, increased employee recruiting costs of $135,000, costs to implement customer management technology of $240,000, and increased intangible amortization expense of $118,000 related to the acquisitions of Harry Wils & Co. and Monique & Me, Inc. Charitable contributions were $200,000 higher in 2011 as we cleared space in our New York warehouse to make room for the Harry Wils & Co. acquisition. Our Florida operation, which was acquired in June of 2010 contributed $850,000 to the overall increase in operating expenses. In addition, we settled a dispute with the New State Workers’ Compensation Board for $116,000 during the second quarter of fiscal year 2011.

Operating Income

Operating income increased approximately 21.6% to $18.1 million for the 39 weeks ended September 23, 2011, as compared to $14.9 million for the 39 weeks ended September 24, 2010. This increase is reflective of higher sales levels and improved gross profit margins. Taking into account the employee stock compensation charge of $1.9 million and the $400,000 of lost operating income due to Hurricane Irene, operating income would have increased 37 percent.

Other Expense

Total other expense increased $13.0 million to $14.0 million for the 39 weeks ended September 23, 2011 from $1.0 million for the 39 weeks ended September 24, 2010. This increase was attributable to the increase in interest expense for the 39 weeks ended September 23, 2011 to $14.0 million from $1.6 million for the 39 weeks ended September 24, 2010. This increase in interest expense was primarily caused a significant increase in our total indebtedness and debt service costs beginning in the fourth quarter of 2010 as we financed the redemption of all of our outstanding Class A units held by our former private equity investors with borrowings under our senior secured notes and senior secured credit facilities. Also contributing to the increase in interest expense was the write-off of deferred financing fees and the OID associated with the refinancing of our senior secured credit facility in connection with our IPO and the call premium we paid in connection with the redemption of our senior subordinated notes in connection with our IPO.

Provision for Income Taxes

Our effective income tax rate was 39.9% and 26.6% for the 39 weeks ended September 23, 2011 and September 24, 2010, respectively. In 2010, the Company was in negotiations to redeem all of its Class A units. This anticipated redemption, and the tax assets recorded as a result, resulted in a significantly lower effective tax rate for 2010 than the statutory rate. The Company does not anticipate any similar tax benefits in the future.

Net Income

Reflecting the factors described above, net income decreased $7.7 million to $2.5 million for the 39 weeks ended September 23, 2011, compared to $10.2 million for the 39 weeks ended September 24, 2010.

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

On August 2, 2011, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The New Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30,000,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50,000,000 (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to 2,000,000 is available for letters of credit and up to $3,000,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of the Revolving Credit Facility in an amount up to $20,000,000 (but in not less than $10,000,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

On August 2, 2011, the Borrowers incurred $30,000,000 in borrowings under the Term Facility of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s initial public offering. The final maturity of the Term Loans is August 2, 2015. Subject to adjustment for prepayments, the Company is required to make monthly principal payments on the Term Loans equal to $500,000, with the remaining balance due upon maturity.

On August 2, 2011, the Borrowers incurred approximately $14,000,000 in borrowings under the Revolving Credit Facility portion of the New Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s initial public offering. Going forward, borrowings under the Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on August 2, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time.

The Credit Facilities are jointly and severally guaranteed by the Borrowers and the Guarantors, including the Company. In addition, the New Credit Agreement is secured pursuant to a Pledge and Security Agreement, dated as of August 2, 2011 , by first priority liens on substantially all of the Borrowers’ and each Guarantor’s assets and includes a pledge of the equity interests of each of the Company’s subsidiaries.

Borrowings under the Credit Facilities will bear interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the Credit Agreement) the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes; provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

The New Credit Agreement includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The New Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis not be less than 1.15 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to the Company’s consolidated EBITDA for the then trailing twelve months be greater than (A) 2.75 to 1.00 for any fiscal month ending in the Company’s 2011 or 2012 fiscal years, (B) 2.50 to 1.00 for any fiscal month ending in the Company’s 2013 fiscal year and (C) 2.25 to 1.00 for any fiscal month ending in the Company’s 2014 fiscal year or thereafter.

The New Credit Agreement also contains customary representations and warranties that must be accurate in order for the Borrowers to borrow under the Revolving Credit Facility. In addition, the New Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facilities to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the New Credit Agreement. Lenders holding at least 66 2/3% of the loans and commitments under the New Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the New Credit Agreement upon the occurrence and during the continuation of an event of default.

Our capital expenditures, excluding cash paid for acquisitions, for the 39 weeks ended September 23, 2011 were approximately $1.5 million. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2011 will be between $1.5 million and $2.0 million and for fiscal 2012 will be between $7.5 million and $10.0 million. The significant increase in projected capital expenditures in 2012 is being driven by the planned retrofitting of a new warehouse facility in the New York metropolitan area. We expect to finance the capital expenditures associated with the retrofitting of this facility, which we expect to range from $6.5 to $8.0 million through the planned incurrance of additional long term debt. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our new senior secured credit facilities negotiated at the time of the potential acquisition or issuance of our common stock.

Net cash provided by operations was $6.5 million for the 39 weeks ended September 23, 2011, a decrease of $1.6 million from the $8.1 million provided by operations for the 39 weeks ended September 24, 2010. The primary reasons for the decrease were $7.7 million less in net income and a $4.4 million increase in the use of cash from working capital. The $7.7 million decrease in net income was in part offset by $6.8 million of non-recurring non-cash related charges. These non cash charges consisted of $2.1 million of OIDamortitization, $1.8 million of non-cash interest expense and $2.9 million of write-offs of deferred financing fees, in each case associated with the refinancing of our debt obligations in connection with our IPO. In addition there was a non-cash charge of $1.9 million for stock compensation, a $400,000 increase in deferred finance fee amortization, and an $800,000 increase in deferred tax assets, as well as a $500,000 decrease in mark to market gains on derivative contracts. The $4.4 million increase in working capital was primarily due to a $3.6 million increase in trade accounts receivable and a $1.5 million decrease in trade payables offset by an $900,000 decrease in inventory and prepaid expenses.

Net cash used in investing activities was $10.4 million for the 39 weeks ended September 23, 2011, an increase of $5.7 million from the $4.7 million used in investing activities for the 39 weeks ended September 24, 2010. The increase was due to the acquisition of Harry Wils & Co. at a cash purchase price of $8.9 million during fiscal 2011 versus the acquisition of Monique & Me, Inc. at a cash purchase price of $3.7 million during fiscal 2010.

Net cash provided by financing activities was $3.5 million for the 39 weeks ended September 23, 2011, an increase of $6.6 million from the $3.1 million used in financing activities for the 39 weeks ended September 24, 2010. This increase resulted from proceeds of our IPO borrowings under our new senior secured credit facility net of payments we made to pay off borrowings under our senior secured credit facilities in place prior to our IPO and our senior subordinated notes.

Commitments and Contingencies

The following schedule summarizes our contractual obligations and commercial commitments as of September 23, 2011:

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER
	(In thousands)
Inventory purchase commitments	$16,489	$16,489	$—	$—	$—
Indebtedness	$45,330	$6,000	$12,000	$27,330	$—
Long-term non-capitalized leases	$26,940	$7,411	$11,368	$5,064	$3,097

Total	$88,759	$29,900	$23,368	$32,394	$3,097

The indebtedness and non-capitalized lease obligations shown above exclude interest payments due. A portion of the indebtedness obligations shown reflect the expiration of our senior secured credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of our subsidiaries, Dairyland , subleases one of its distribution centers from an entity controlled by our founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of our other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this conditional guarantee totaled $11.3 million at September 23, 2011. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

We had outstanding letters of credit of approximately $120,000 at both December 24, 2010 and September 23, 2011.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $ 42.0 million and $36.2 million, net of the allowance for doubtful accounts of $2.7 million and $2.4 million as of September 23, 2011, December 24, 2010, respectively.

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

In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a discounted cash flow model, in which the key assumption is the projection of future earnings and cash flow. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 24, 2010, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of September 23, 2011 and December 24, 2010 was $16.4 million and $11.5 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 23, 2011 and December 24, 2010 were $3.2 million and $0.6 million, respectively.

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

We record consideration that we receive for incentives, volume and growth rebates and annual incentives as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for those incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual incentives when we earn them, generally over the agreement period. We record consideration received to promote and sell the suppliers’ products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we received consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of goods sold.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On August 2, 2011, the Borrowers and the Guarantors entered into the New Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto.

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

Borrowings under the Credit Facilities will bear interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes, provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

As of September 23, 2011, we had an aggregate $45.3 million of indebtedness that bears interest at variable rates. A 100 basis point increase in market interest rates on our new senior secured credit facilities would decrease our after tax earnings by approximately $300,000 per annum, holding other variables constant.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our prospectus filed with the SEC on July 28, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 25, 2011 to July 22, 2011	—	—	—	—
July 23, 2011 to August 19, 2011	38,395	$18.01	—	—
August 20, 2011 to September 23, 2011	—	—	—	—

Total	38,395	$18.01	—	—

(1)	During the quarter ended September 23, 2011, 103,333 shares of restricted stock awarded to two of our key employees vested. We withheld 38,395 shares to satisfy tax withholding requirements for these two key employees.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.         [REMOVED AND RESERVED]

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2011.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

November 4, 2011	/s/ Kenneth Clark
Date	Kenneth Clark

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.