Form 10-K
period 2011-12-30
Chefs' Warehouse, Inc.
filed 2012-03-29
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35249

THE CHEFS’ WAREHOUSE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3031526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 East Ridge Road Ridgefield, Connecticut	06877
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 894-1345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter: N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2012
Common Stock, $.01 par value per share	20,917,309 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 17, 2012 (Proxy Statement)	Part III

THE CHEFS’ WAREHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of The Chefs’ Warehouse, Inc. (the “Company”) contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, cost management, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of cash distributions to our stockholders in the future, if any, and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to the following:

•	our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;

•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products and/or interrupt our distribution network;

•	our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•

because our foodservice distribution operations are concentrated principally in seven culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;

•

damage to our reputation or lack of acceptance of our specialty food products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations;

•	our customers are generally not obligated to continue purchasing products from us;

•

we have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all;

•	product liability claims could have a material adverse effect on our business, financial condition or results of operations;

•	increased fuel costs may have a material adverse effect on our business, financial condition or results of operations;

•

new information or attitudes regarding diet and health or adverse opinions about the health effects of the specialty food products we distribute could result in changes in consumer eating habits which could have a material adverse effect on our business, financial condition or results of operations;

•	we have significant competition from a variety of sources, and we may not be able to compete successfully;

•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;

•	we may have difficulty managing and facilitating our future growth;

•	our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;

•	we may be unable to obtain debt or other financing on favorable terms or at all;

•	information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;

•	our recent investments in information technology may not produce the benefits that we anticipate;

•	we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;

•	our business operations and future development could be significantly disrupted if we lose key members of our management team;

•

our insurance policies may not provide adequate levels of coverage against all claims and fluctuating insurance requirements and costs could negatively impact our profitability, and if we fail to establish proper reserves and adequately estimate future medical expenses, our fully self-insured group medical plan may adversely affect our business, financial condition or results of operations;

•	increases in our labor costs, including as a result of labor shortages, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business;

•	we are subject to significant governmental regulation;

•	we will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results;

•

compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to devote substantial time to new compliance initiatives, and if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected;

•	federal, state and local tax rules may adversely impact our business, financial condition or results of operations;

•	we do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value;

•	concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions;

•	our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover;

•	our ability to raise capital in the future may be limited; and

•

some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risks that are set forth under the caption “Risk Factors” included in Part I, Item 1A of this Form 10-K. New factors that are not currently known to us or of which we are currently unaware may also emerge from time to time that could materially and adversely affect us.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “The Chefs’ Warehouse,” “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Item 1.	Business

We are a premier distributor of specialty food products in the United States. We are focused on serving the specific needs of chefs who own and/or operate some of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We believe that we have a distinct competitive advantage in serving these customers as a result of our extensive selection of distinctive and hard-to-find specialty food products, our product knowledge and our customer service.

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 16,700 stock-keeping units, or SKUs, and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, hormone-free protein, truffles, caviar and chocolate. We also offer an extensive line of broadline food products, including cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find specialty products, together with staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 25, 2009 to December 30, 2011 our net revenues increased approximately $129.6 million to $400.6 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry, including acquisitions in San Francisco, Washington, D.C., Miami, New York City and Portland.

Competitive Strengths

We believe that, during our 27-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets as measured by net sales. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Philadelphia, Boston, Napa Valley, Portland and Seattle, create and set the culinary trends for the rest of the United States and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 16,700 SKUs, including approximately 10,600 that are in-stock every day, and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 125 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 1,000 different suppliers, with no single supplier currently representing more than 5% of our total disbursements. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are critical to these suppliers’ route-to-market, which provides us with greater leverage in our relationships with the suppliers and also enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 9,800 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than five years.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 150 sales professionals, the majority of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill an average of 13,500 orders each week and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% in 2011, which we believe is among the highest rates in the foodservice distribution industry. With distribution centers located in New York, Los Angeles, San Francisco, Washington D.C., Las Vegas, Miami and Portland, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 16,700 SKUs through the operation of our sophisticated information technology, inventory management and logistics systems, which we believe allows us to provide our customers with the highest level of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 60 years at The Chefs’ Warehouse and its predecessor, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders as well as experienced professionals with expertise in a wide range of functional areas, including finance, sales and marketing, information technology and human resources.

Our Growth Strategies

We believe substantial organic growth opportunities exist in our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and we are highly focused on increasing the number of unique products we distribute to each customer and our weekly gross profit contribution from each customer. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers, and we intend to maintain that position while adding to the number of customers for which we serve as their primary distributor of specialty food products.

Expand our Customer Base Within our Existing Markets. As of December 30, 2011, we served more than 9,800 customer locations in the United States. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products as well as traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Continue to Improve our Operating Margins. As we continue to grow, we believe we can improve our operating margins by continuing to leverage our inventory management and logistics platform and our general and administrative functions to yield both improved customer service and profitability. Utilizing our fleet of delivery trucks, we fill an average of 13,500 customer orders each week, usually within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin.

Pursue Selective Acquisitions. Throughout our 27-year history, we have successfully identified, consummated and integrated multiple new market and tuck-in acquisitions. We believe we have improved the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities.

Our Markets and the Customers that We Serve

We distribute our specialty food products to over 9,800 distinct customer locations from distribution centers located in our seven primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami and Portland. We also serve customers in a number of other markets including Philadelphia, Boston, Napa Valley and Seattle. We believe that these markets collectively set the culinary trends for the rest of the United States and provide us with valuable insight into the latest culinary and menu trends. We have the unique ability to service some of the nation’s most demanding chefs through the establishment of collaborative professional and educational relationships which allows us to anticipate the needs of and offer cost-effective food product solutions to our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We enjoy no meaningful customer concentration as our top ten customers accounted for less than 10% of total net revenue for our 2011 fiscal year.

Set forth below is a breakdown of the geographic markets we serve and the year we entered each market:

MARKET NAME	GEOGRAPHIES SERVED	YEAR ENTERED
New York	Boston to Atlantic City	1985
Washington, D.C.	Philadelphia to Richmond	1999
Los Angeles	Santa Barbara to San Diego	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Miami	2010
Portland	Bend, OR to Seattle, WA	2011

Although we believe we are the largest specialty food distributor in the majority of our markets, we remain focused on expanding our existing customer base and increasing the average order size and profitability of our existing customers.

We extend credit to virtually all of our customers on varying terms with average payment maturities of approximately 20 days. We complete a formal credit assessment of all new customers, and our Credit and Collections Department regularly evaluates credit terms for each individual customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Specialty Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from staple broadline products, such as milk and flour, to high-quality, specialty food products and ingredients sourced from North America, Europe, Asia and South America. We carry more than 16,700 SKUs, including 10,600 that are in-stock every day, and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

We continuously evaluate potential additions to our product portfolio based on both existing and anticipated trends in the culinary industry. Our buyers have numerous contacts with suppliers throughout North America, South America, Europe and Asia and are always looking for new and interesting products that will aid our customers as they seek to keep up with the latest developments in the culinary industry. Our ability to successfully distribute a significant portion of the total production of smaller, regional and artisanal specialty food producers allows us the opportunity to be these producers’ primary route-to-market in our markets without, in most cases, requiring us to make contractual commitments regarding guaranteed volume. We are also able to utilize our size and successful track record of distributing products sourced from outside the United States to resist efforts from many of our foreign suppliers to push importing costs off onto us.

We seek to differentiate ourselves from our competitors by offering a more extensive depth and breadth of specialty products. We carry a wide range of high-quality specialty food products including artisan charcuterie, specialty cheeses, unique oils and vinegars, hormone-free protein, truffles, caviar and chocolate across each of our markets, but we also offer a number of items in each of our respective markets that are tailored to meet the unique preferences of the individual chefs in that market. We regularly rotate our inventory to identify and bring to market new products that will continue to support our value proposition.

Within our product offerings, we carry numerous gourmet brands, and at the same time, we seek to maximize product contribution through the sale of our proprietary brands, which we offer in a number of staple products, including bulk olive oil, Italian grating cheeses and butter. We believe that our ability to offer simultaneously high-quality specialty foods and ingredients and more traditional broadline staple food products provides our customers with foodservice distribution solutions that are efficient and cost effective.

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 150 sales professionals focused on meeting our customers’ goals and objectives while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 65 customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

•	Outside Sales Associates: Responsible for identifying sales opportunities, educating customers and acting as our public representatives.

•	Inside Sales Associates: Responsible for processing customer orders and arranging for delivery and payment.

•

Product Specialists: Responsible for maintaining specialized product knowledge and educating our outside sales associates and customers regarding new products and general developments in several specific categories including protein, seafood, pastry and cheese.

The majority of our sales professionals have formal culinary training, degrees in the culinary arts and/or prior experience working in the culinary industry. We strive to harness this culinary knowledge and passion for food and to concurrently promote an entrepreneurial working environment. Utilizing advanced pricing optimization software available to them on a real-time basis, our sales professionals are afforded flexibility to determine the pricing of individual items for our customers within a range of pricing options. The majority of our sales professionals are compensated on a commission basis, and their performance is measured primarily upon their gross profit dollars obtained. We have historically experienced low turnover among our seasoned sales professionals.

Because we are highly focused on collaborating with our customers and educating them regarding our latest products and broader culinary trends, we view the ongoing education and training of our sales force as crucial to our continued success. To ensure that our sales professionals remain on the forefront of new culinary products and trends, we regularly hold “vendor shows” at our distribution centers where our sales force is able to interact with vendors and learn more about the vendors’ latest product offerings and the performance of these products relative to competitive offerings.

Our Suppliers

We are committed to providing our customers with an unrivaled portfolio of specialty food products as well as a comprehensive broadline product offering. To fulfill this commitment, we maintain strong sourcing relationships with numerous producers of high-quality artisan and regional specialty food products as well as a wide range of broadline product suppliers. Our importing arm also provides us with access to exclusive items such as regional olive oils, truffles and charcuterie sourced from Italy, Spain, France and other Mediterranean countries.

We constantly seek out and evaluate new products in order to satisfy our customers’ desire to be at the forefront of the latest culinary and menu trends, and, as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure other products that we do not regularly carry but that our customers specifically request.

We currently distribute products from more than 1,000 different suppliers and no single supplier represented more than 5% of our total disbursements for the fiscal year ended December 30, 2011. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our Product Specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of eight distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill an average of 13,500 orders weekly, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 30, 2011, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems as described in more detail below.

We have begun to implement pick-to-voice technology in each of our distribution facilities which will enable our warehouse employees to fill orders with greater speed and accuracy.

Products are delivered to our distribution centers primarily by, contract carriers, the suppliers themselves and our fleet of trucks. We lease our trucks from national leasing companies and regional firms that offer competitive services. Customer orders are assembled in our distribution centers and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. The majority of our trucks and delivery trailers have multiple, temperature-controlled compartments that ensure all product is delivered to the customer at its optimal temperature.

We employ advanced routing and logistics planning software which maximizes the number of daily deliveries that each of our trucks can make while also enabling us to make deliveries within each customer’s preferred 2-3 hour time window. We also use GPS and vehicle monitoring technology to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our seven markets as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last three years, and are in the process of implementing a fully-integrated warehouse management system in our distribution facilities. Our systems improvements include the implementation or enhancement of a web-based purchasing and advanced planning system that provides advanced forecasting and planning tools, vehicle monitoring and route optimization software and pick-to-voice and directed put-away systems. Over the last three years, we have also implemented an internally developed, web-based reporting tool which provides real-time sales, pricing and profitability analysis for our management and sales professionals. These improvements have been made in an effort to improve our efficiency as we continue to grow our business, and we believe that our current systems are scalable and can be leveraged to support our future growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, tradename, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

Competition

The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national broadline foodservice distributors. Certain of these distributors have greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly larger hotels and caterers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice distribution industry are based upon the quality and price of the product distributed and the distributor’s ability to completely and accurately fill orders and deliver them in a timely manner.

Employees

As of December 30, 2011 we had approximately 600 full-time employees. We offer attractive compensation and benefit packages, and none of our workforce is represented by a union or covered by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

Regulation

As a distributor of specialty food products in the United States, we are subject to regulation by numerous federal, state and local regulatory agencies. For example, at the federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration, or FDA. The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels, among other responsibilities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act and regulations promulgated thereunder by the U.S. Department of Agriculture, or USDA. The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from vendors. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. Our suppliers are also subject to similar regulatory requirements. We and our suppliers are subject to inspection by the FDA and the USDA and the failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business.

We are also subject to state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for our products and facilities and regulation of our trade practices in connection with the sale of products. Our facilities are generally inspected at least annually by federal and/or state authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the U.S. Department of Labor which require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information about the hazards of certain chemicals present in certain products that we distribute.

Our trucking operations are regulated by the Surface Transportation Board and the Federal Highway Administration. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in compliance with applicable regulatory requirements relating to our motor carrier operations. Our failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

Our operations are subject to a broad range of federal, state and local environmental health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from releases of petroleum products and other hazardous substances.

We believe that we are in material compliance with all federal, state and local regulations applicable to our operations, and management is unaware of any related issues that may have a material adverse effect upon our business, financial condition or results of operations.

Litigation and Insurance

We may be subject to lawsuits, claims and assessments in the normal course of business. Our management does not believe that there are any suits, claims or unasserted claims or assessments pending which would have a material adverse effect on our operations or financial condition.

We maintain comprehensive insurance packages with respect to our facilities, equipment, product liability, directors and officers, workers’ compensation and employee matters in amounts which management believes to be prudent and customary within the foodservice distribution industry.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages, weather patterns and general economic conditions.

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

Available Information

Our principal executive office is located at 100 East Ridge Road, Ridgefield, Connecticut 06877, and our telephone number is (203) 894-1345. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.chefswarehouse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Material contained on our website is not incorporated by reference into this report.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC located at http://www.sec.gov.

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	52	Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been our chairman since March 1, 2011. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing and strategy development.

John Pappas Vice Chairman and Director	48	John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. He has 25 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. Pappas is also active in the development of our corporate strategy.

James Wagner Chief Operating Officer	42	James Wagner is our chief operating officer, a position he has held since March 1, 2011. Over the past six years he has served in a variety of management positions with our company, most recently serving as our chief commercial officer from August 1, 2010 to February 28, 2011. From March 2009 to August 1, 2010 he served as our executive vice president of marketing, business development and, for our non-New York markets, sales. From March 2006 through February 2009, he was our executive vice president of marketing and business development. From October 2005 through February 2006, Mr. Wagner was the general manager of our Los Angeles market. Prior to joining our company in 2005, Mr. Wagner was a principal and co-founder of TrueChocolate, Inc., a chocolate manufacturing and processing start-up. He also held key management positions at Clear!Blue Marketing and was principal and founder of Jump Communications. Mr. Wagner holds a Bachelor of Arts degree from the University of California, Berkeley where he was member of the school’s NCAA National Championship Water Polo teams in 1989, 1990, 1991 and 1992.

Kenneth Clark Chief Financial Officer & Assistant Corporate Secretary	44	Kenneth Clark is our chief financial officer, a position he has held since March 6, 2009. From
July 7, 2007 to March 6, 2009, Mr. Clark served as our controller. Prior to joining our company, Mr. Clark was vice president-controller at Credit Suisse Energy, LLC from June
2005 to July 2007. He has also held key financial positions at United Rentals, Inc., Sempra
Energy Trading Corporation and Arthur Andersen, LLC. Mr. Clark holds a Bachelor of
Business Administration degree in Accounting from Western Connecticut State University and
		is a certified public accountant.

Frank O’Dowd Chief Information Officer	54	Frank O’Dowd is our chief information officer, a position he has held since January 28, 2007. Mr. O’Dowd has extensive experience managing information technology in rapidly growing organizations. Prior to joining our company, he was the chief information officer at GAF Materials Corporation, a North American roofing manufacturer, from June 1997 to April 2006 where he guided the company’s IT function as the organization grew from a regional supplier to a large multinational corporation. Mr. O’Dowd’s prior professional experience also includes experiences at Reed Elsevier, Newsweek Magazine and Wyeth Pharmaceuticals. Mr. O’Dowd holds a Bachelor of Arts degree from The University of Dayton and a Master of Arts degree from Stony Brook University.

Patricia Lecouras Executive Vice President of Human Resources	56	Patricia Lecouras is our executive vice president of human resources, a position she has held since January 31, 2007. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras’s professional experience is multidisciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

Alexandros Aldous General Counsel & Corporate Secretary	31	Alexandros Aldous is our general counsel, a position he has held since joining us in March 2011, and our corporate secretary, a position he has held since July 27, 2011. Prior to joining our company, he served as a legal consultant in London to Barclays Capital, the investment banking division of Barclays Bank PLC, from November 2009 to December 2010. Mr. Aldous also served as an attorney with Watson, Farley & Williams from August 2008 to September 2009, where he specialized in mergers and acquisitions and capital markets, and as an attorney with Shearman & Sterling LLP from October 2005 to August 2008, where he specialized in mergers and acquisitions. Mr. Aldous received a Bachelor of Arts degree in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, Washington, D.C. and England and Wales and is authorized house counsel in the State of Connecticut.

Item 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business.

Our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending.

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our business is exposed to reductions in disposable income levels and discretionary consumer spending. The continued weakness in the U.S. economy, coupled with high unemployment rates, reduced home values, increases in home foreclosures, high gas prices, investment losses, personal bankruptcies, reduced access to credit and reduced consumer confidence, has adversely impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ purchases of food-away-from home, particularly in more expensive restaurants, and, consequently, the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, we believe that, if the current negative economic conditions persist for an extended period of time or become more pervasive, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

Conditions beyond our control could materially affect the cost and/or availability of our specialty food products and/or interrupt our distribution network.

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states facing drought conditions. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

We do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products. Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the specialty food products they supply to us. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

We are also subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products that comprise our product portfolio in a timely manner as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Most of our sales are at prices that are based upon product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, because most of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce the expenses that we incur to service our customers. Our inability to effectively price our specialty food products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

Group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations.

Some of our customers, including a majority of our hotel customers, purchase their products from us through group purchasing organizations. These organizations have increased their efforts to aggregate the purchasing power of smaller, independent restaurants in an effort to lower the prices paid by these customers on their foodservice orders, and we have experienced some pricing pressure from these purchasers. If these group purchasing organizations are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain the business, which would negatively affect our business, financial condition or results of operations. Additionally, if we were unable or unwilling to lower the prices we charge for our products to a level that was satisfactory to the group purchasing organization, we may lose the business of those of our customers that are members of these organizations, which could have a material adverse impact on our business, financial condition or results of operations.

Because our foodservice distribution operations are concentrated principally in seven culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the seven culinary markets in which we distribute our specialty food products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States. Moreover, sales of our specialty products in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 63% of our net revenues in our 2011 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Any further deterioration in the economic conditions of these markets generally, or in the local economy of the New York metropolitan area, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City and Washington D.C. are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes and mudslides. Additionally, due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, each of our seven markets is a known target for terrorist activity and other catastrophic events. If our operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected. In anticipation of any such adverse weather conditions, terrorist attacks, man-made disasters or other unforeseen regional occurrences, we have implemented a disaster recovery plan. Should any of these events occur, if we are unable to execute our disaster recovery plan, we may experience failures or delays in the recovery of critical data, delayed reporting and compliance with governmental entities, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

Damage to our reputation or lack of acceptance of our specialty food products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations.

We believe that we have built a strong reputation for the breadth and depth of our product portfolio and the brands we carry and that we must protect and grow their value to be successful in the future. Any incident that erodes consumer confidence in or affinity for our specialty food products or brands, whether or not justified, could significantly reduce their respective values and damage our business. If our customers perceive or experience a reduction in the quality or selection of our products and brands or our customer service, or in any way believe that we failed to deliver a consistently positive experience, our business, financial condition or results of operations may be affected in a materially adverse manner.

A specialty foods distribution business such as ours can be adversely affected by negative publicity or news reports, whether or not accurate, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our products or others across the food distribution industry. Although we have taken steps to mitigate food quality, public health and other foodservice-related risks, these types of health concerns or negative publicity cannot be completely eliminated or mitigated and may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands we carry.

In addition, our ability to successfully penetrate new markets may be adversely affected by a lack of awareness or acceptance of our product portfolio or our brands in these new markets. To the extent we are unable to foster name recognition and affinity for our products and brands in new markets, we may not be able to penetrate these markets as anticipated, and, consequently, our growth may be significantly delayed or impaired.

Our customers are generally not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders, as we generally do not enter into long-term agreements with our customers for the purchase of our products. Because our customers are generally not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain or add to our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition or results of operations.

We have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all.

Certain of our customers have experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulties or bankruptcies, they may be unable to pay their debts to us in a timely manner or at all. It is possible that our customers may contest their obligations to pay us under bankruptcy laws or otherwise. Even if our customers do not contest their obligations to pay us, if our customers are unable to pay their debts to us in a timely manner, it could adversely impact our ability to collect accounts receivable and may require that we take larger provisions for bad debt expense. Moreover, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation in an attempt to secure payment for outstanding debts. Accordingly, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially and adversely affected. During periods of economic weakness, like those we have been experiencing, small to medium-sized businesses, like many of our independent restaurant and fine dining establishment customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

Product liability claims could have a material adverse effect on our business, financial condition or results of operations.

Like any other distributor of food products, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and it may not be adequate to cover product liability claims against us or against any of the companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.

Increased fuel costs may have a material adverse effect on our business, financial condition or results of operations.

Increased fuel costs may have a negative impact on our business, financial condition or results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to distribute products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee we can do so again if another period of high fuel costs occurs. In recent months, fuel costs have increased, and remained higher than historical levels, as a result of, among other things, political turmoil in the Middle East and North Africa. If fuel costs continue to increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

New information or attitudes regarding diet and health or adverse opinions about the health effects of the specialty food products we distribute could result in changes in consumer eating habits which could have a material adverse effect on our business, financial condition or results of operations.

Consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming the specialty food products we distribute. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that impact the ingredients and nutritional content of our specialty food products or require us to disclose the nutritional content of our specialty food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our specialty food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

We have significant competition from a variety of sources, and we may not be able to compete successfully.

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure you that our current or potential competitors will not provide specialty food products and ingredients or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure you that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect our business, financial condition or results of operations.

A significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions.

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure you, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner.

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies acquired in our acquisitions and mergers.

A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of specialty food products. Our future acquisitions, such as our recently completed acquisitions of Provvista Specialty Foods, Inc. and of certain of the assets of Harry Wils & Co., if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•	maintaining the existing customer base;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations, as we have done with the operations of Harry Wils & Co., or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing or the consents of our lenders. We may not be able to obtain this additional financing or these consents on acceptable terms or at all. To the extent we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

We may have difficulty managing and facilitating our future growth.

At times since our inception, we have rapidly expanded our operations through organic growth, acquisitions or otherwise. This growth has placed and will continue to place significant demands upon our administrative, operational and financial resources. This growth, however, may not continue. To the extent that our customer base and our distribution networks continue to grow, this future growth may be limited by our inability to acquire new distribution facilities or expand our existing distribution facilities, make acquisitions, successfully integrate acquired entities, implement information systems initiatives or adequately manage our personnel.

Further, our future growth may be limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility, our operations may be constrained and inefficiencies may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to facilitate growth.

Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our employees. We cannot assure you that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Accordingly, our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 30, 2011, we have approximately $45.7 million of total indebtedness. In particular, we have approximately $28.0 million and $17.4 million of outstanding indebtedness under our senior secured term loan facility and senior secured revolving credit facility, respectively. We also have $0.3 million outstanding under a capital lease for computer equipment.

Our indebtedness could have important consequences to you. For example our indebtedness:

•

requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior secured revolving credit facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient, we will need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our senior secured credit facilities we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing our senior secured credit facilities require us to maintain fixed charge coverage ratios and leverage ratios which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under our senior secured credit facilities. In the event of any default, the lenders under our new senior secured credit facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in our senior secured credit facilities, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy over the past three years, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured revolving credit facility or term loan facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under our new senior secured credit facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under our new senior secured revolving credit facility because of a lender default or if we had to obtain other cost-effective financing.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including our entry into new markets, including through acquisitions) and reducing or eliminating other discretionary uses of cash.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely upon our computer systems and network infrastructure across our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business, financial condition or results of operations. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

Our recent investments in information technology may not produce the benefits that we anticipate.

In an attempt to reduce our operating expenses, increase our operational efficiencies and boost our operating margins, we have aggressively invested in the development and implementation of new information technology. We may not be able to implement these technological changes in the time frame we have planned, and any delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will likely exceed any benefits that we realize during the early stages of implementation. Even if we are able to implement the changes as planned, and within our cost estimates, we may not be able achieve the expected efficiencies and cost savings from this investment which could have an adverse effect on our business, financial condition or results of operations.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part upon our ability to further build brand recognition, including for our proprietary products, using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes upon our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business, financial condition or results of operations and might prevent our brands from achieving or maintaining market acceptance.

We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we have infringed or are infringing upon their intellectual property rights, our operating profits could be affected in a materially adverse manner. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our business, financial condition or results of operations and could harm our future prospects.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, James Wagner, our chief operating officer, and Kenneth Clark, our chief financial officer, as well as certain other senior key employees. The loss of the services of any of our founders or key employees could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future medical expenses, our self-insured group medical plan may adversely affect our business, financial condition or results of operations.

We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based upon our historical trends, market conditions and availability. Because our operations principally are centered in large, metropolitan areas, our insurance costs are higher than if our operations and facilities were based in more rural markets. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2012. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact upon our business, financial condition or results of operations, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.

Effective October 1, 2011, we began maintaining a self-insured group medical program. We record a liability for medical claims during the period in which they occur as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results. We have purchased stop loss coverage from third parties which limits our exposure above the amounts we have self insured.

Increases in our labor costs, including as a result of labor shortages, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.

Our operations are highly dependent upon our experienced and sophisticated sales professionals. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets as well as to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Further, we are continuing to assess the impact of recently adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results. There is no assurance that we will be able to pass through the costs of such legislation in a manner that will not adversely impact our operating results.

In addition, many of our delivery and warehouse personnel are hourly workers subject to various minimum wage requirements. Mandated increases in minimum wage levels have recently been and continue to be proposed and implemented at both federal and state government levels. Minimum wage increases may increase our labor costs or effective tax rate.

We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. Our failure to comply with federal and state labor laws and regulations, or our employees’ failure to meet federal citizenship or residency requirements, could result in a disruption in our work force, sanctions or fines against us and adverse publicity.

Further, potential changes in labor legislation, including the Employee Free Choice Act, or EFCA, could result in portions of our workforce, such as our delivery personnel, being subjected to greater organized labor influence. The EFCA could impact the nature of labor relations in the United States and how union elections and contract negotiations are conducted. The EFCA aims to facilitate unionization, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. Although we do not currently have any unionized employees, EFCA or similar labor legislation could have an adverse effect on our business, financial condition or results of operations by imposing requirements that could potentially increase costs and reduce our operating flexibility.

We are subject to significant governmental regulation.

Our business is highly regulated at the federal, state and local levels, and our specialty food products and distribution operations require various licenses, permits and approvals. For example:

•	the products we distribute in the United States are subject to regulation and inspection by the FDA and the USDA;

•	our warehouse, distribution facilities and operations also are subject to regulation and inspection by the FDA, the USDA and state health authorities; and

•	our U.S. trucking operations are regulated by the U.S. Department of Transportation and the U.S. Federal Highway Administration.

Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of any existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition or results of operations.

In addition, as a distributor of specialty food products, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden upon our operations. If we were to distribute foods that are or are perceived to be contaminated, or otherwise not in compliance with applicable laws, any resulting product recalls could have a material adverse effect on our business, financial condition or results of operations. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. If funding for this legislation is appropriated, we cannot assure you that it will not impact our industry, including suppliers of the products we sell, many of whom are small-scale producers who may be unable or unwilling to bear the expected increases in costs of compliance and as a result cease operations or seek to pass along these costs to us.

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas, or GHG emissions. Increased regulation regarding GHG emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our business, financial condition or results of operations. It is reasonably possible, however, that such regulation could impose material costs on us which we may be unable to pass on to our customers.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, or SOX, as well as rules implemented by the Securities and Exchange Commission (SEC) and The NASDAQ Stock Market. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to devote substantial time to new compliance initiatives, and if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, starting with the second annual report that we file with the SEC after the consummation of our initial public offering, we will be required to furnish a report by our management on, and by our independent registered public accounting firm attesting to, the effectiveness of our internal control over financial reporting. We have not been subject to these requirements in the past. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, hire additional employees for our finance and audit functions, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) continue steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

Federal, state and local tax rules may adversely impact our business, financial condition or results of operations.

We are subject to federal, state and local taxes in the United States. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service, or IRS, or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our business, financial condition or results of operations. In addition, complying with new tax rules, laws or regulations could impact our business, financial condition or results of operations, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our business, financial condition or results of operations.

We do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value.

We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 16, 2012, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 47.6% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 40% of our outstanding shares of common stock as of March 16, 2012. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 16, 2012:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
Bronx, New York #1	Leased	Distribution Center	120,000
Bronx, New York #2	Leased	Distribution Center	55,000
Hanover, Maryland	Leased	Distribution Center	55,200
Miami, Florida	Leased	Distribution Center	27,000
Los Angeles, California	Leased	Distribution Center	80,000
Hayward, California	Leased	Distribution Center	40,000
Las Vegas, Nevada	Leased	Distribution Center	11,400
Portland, Oregon	Leased	Distribution Center	46,500

Total Square Feet			455,100

We consider these properties to be in good condition generally and believe our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. We are not currently aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF”. From July 28, 2011 through December 30, 2011, our common stock was traded on the NASDAQ Global Market. Since January 3, 2012, our common stock has been trading on the NASDAQ Global Select Market. The following table sets forth the high and low sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Stock Market during the indicated quarters.

	Common Stock Price
	High	Low
Fiscal Year Ended December 30, 2011
Third Quarter	$18.50	$12.57
Fourth Quarter	$18.02	$11.32

On March 12, 2012, the closing price of our common stock on the Nasdaq Global Select Market was $21.89 per share. As of March 12, 2012, there were 33 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 28, 2011 (the first day our stock began trading on the NASDAQ Stock Market) through December 30, 2011 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on July 28, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN

AMONG THE CHEFS’ WAREHOUSE, INC.

NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

ASSUMES $100 INVESTED ON JULY 28, 2011

	July 28, 2011	December 30, 2011
Chefs’ Warehouse, Inc.	$100.00	$102.06
NASDAQ Composite Index	$100.00	$102.13
S&P Smaller Fund Distributed Index	$100.00	$96.43

Use of Proceeds

On August 2, 2011, the Company closed its initial public offering of 10,350,000 of its common shares, $0.01 par value per share, which included 4,666,667 shares offered by the Company and 5,683,333 shares offered by certain of the Company’s existing stockholders, including 1,350,000 shares sold to the underwriters to cover over-allotments. The price to the public for the common stock was $15.00 per share, and the aggregate offering price for shares sold in the offering was approximately $155.3 million before underwriting discounts and commissions and offering expenses. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-173445), which was declared effective by the SEC on July 27, 2011. The offering commenced as of July 28, 2011 and did not terminate before all of the securities registered in the Registration Statement were sold. Jefferies & Company, Inc., BMO Capital Markets Corp. and Wells Fargo Securities, LLC served as representatives of the underwriters for the offering. The other underwriters in the syndicate were BB&T Capital Markets, a division of Scott & Stringfellow, LLC, and Canaccord Genuity Inc. The Company raised approximately $63.3 million in net proceeds, after deducting underwriting discounts and commissions of approximately $4.9 million and other offering expenses of approximately $1.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. As previously disclosed in our final prospectus filed with the SEC on July 28, 2011 pursuant to Rule 424(b), we used the net proceeds of the IPO, together with borrowings under our new senior secured credit facilities, to (i) repurchase all of our then-existing senior subordinated notes due 2014 and pay any accrued but unpaid interest thereon and other related fees, including the call premium associated with such repurchase; and (ii) repay all of our loans outstanding under our then-existing senior secured credit facilities and any accrued but unpaid interest thereon and other related fees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 30, 2011 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2011 contained a 53rd week while all other years presented contained 52 weeks.

On July 27, 2011, we converted our company from a Delaware limited liability company (Chefs’ Warehouse Holdings, LLC) to a Delaware corporation (The Chefs’ Warehouse, Inc.). For additional information regarding the conversion, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The selected consolidated financial data presented below relate to Chefs’ Warehouse Holdings, LLC and its consolidated subsidiaries for periods prior to the conversion and to The Chefs’ Warehouse, Inc. and its consolidated subsidiaries for periods following the conversion.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	FOR THE FISCAL YEARS ENDED
	December 30, 2011	December 24, 2010	December 25, 2009	December 26, 2008	December 28, 2007
Statement of Operations Data:
Net revenues	$400,632	$330,118	$271,072	$281,703	$256,134
Cost of sales	294,698	244,340	199,764	211,387	190,787

Gross profit	105,934	85,778	71,308	70,316	65,347
Operating expenses	78,138	64,206	57,977	60,314	59,389

Operating profit	27,796	21,572	13,331	10,002	5,958
Interest expense	14,570	4,041	2,815	3,238	3,515
(Gain)/loss on fluctuation of interest rate swap	(81)	(910)	(658)	1,118	621
(Gain) on settlement(1)	—	—	—	—	(1,100)
Loss on sale of assets	6	—	—	—	—

Income from operations before taxes	13,301	18,441	11,174	5,646	2,922
Provision for income taxes	5,603	2,567	2,213	3,450	786

Net income	$7,698	$15,874	$8,961	$2,196	$2,136

Deemed dividend accretion on Class A members’ units	—	(4,123)	(6,207)	(3,000)	(2,995)
Deemed dividend paid to Class A members’ units	—	(22,429)	—	—	—

Net income (loss) attributable to common stockholders	$7,698	$(10,678)	$2,754	$(804)	$(859)

	FOR THE FISCAL YEARS ENDED
	December 30, 2011	December 24, 2010	December 25, 2009	December 26, 2008	December 28, 2007
Basic net income (loss) per share	$0.44	$(0.50)	$0.12	$(0.04)	$(0.04)
Diluted net income (loss) per share	$0.43	$(0.50)	$0.11	$(0.04)	$(0.04)
Weighted average common shares outstanding:
Basic	17,591	21,332	22,901	22,558	22,197
Diluted	18,032	21,332	24,085	22,558	22,197
Balance Sheet Data (at end of period)
Cash and cash equivalents	$2,033	$1,978	$875	$1,591	$2,232
Working capital	$29,769	$12,206	$22,479	$22,101	$18,806
Total assets	$107,878	$82,672	$65,937	$64,502	$62,917
Long-term debt, net of current portion	$39,590	$82,580	$29,928	$37,323	$33,082
Total liabilities	$84,308	$131,484	$60,603	$67,720	$68,331
Redeemable Class A members’ units	$—	$—	$41,698	$35,491	$32,491
Total stockholders equity (deficit)	$23,570	$(48,812)	$(36,364)	$(38,709)	$(37,905)

(1)	Represents gain recognized on settlement of dispute with prior owners of a company acquired in 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries for the periods from and after July 27, 2011 and our predecessor company, Chefs’ Warehouse Holdings, LLC and its subsidiaries, prior to that date. All tabular dollar amounts are in thousands.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in seven of the leading culinary markets in the United States. We offer more than 16,700 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 9,800 customer locations, primarily located in our seven geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, especially in specialty products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $256.1 million in 2007 to $400.6 million in 2011.

Reorganization Transaction

On July 27, 2011, we completed a transaction in which we converted Chefs’ Warehouse Holdings, LLC into The Chefs’ Warehouse, Inc. Specifically, our predecessor, Chefs’ Warehouse Holdings, LLC, a Delaware limited liability company, converted into The Chefs’ Warehouse, Inc., a Delaware corporation, and the members of Chefs’ Warehouse Holdings, LLC received shares of our common stock in exchange for their membership interests in Chefs’ Warehouse Holdings, LLC.

We issued 16,000,000 shares of common stock in our reorganization transaction and each of the holders of our Class B units and Class C units received approximately 0.2942 shares of our common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the conversion. Of the total number of shares we issued in the reorganization transaction, 445,056 shares were restricted shares of our common stock issued upon conversion of our Class C units that had not vested as of the time of the conversion.

On August 2, 2011, we completed our initial public offering (“IPO”) of shares of our common stock. We issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. We received net proceeds from the offering of approximately $63.3 million (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under our new senior secured credit facilities, to repay all of our loans outstanding under our former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest, call premiums and unamortized original issue discount (“OID”).

Refinancing Transactions

In connection with our redemption of all of our outstanding Class A units in October 2010, we entered into a $100.0 million senior secured credit facility with a syndicate of lenders. The senior secured credit facility provided for (i) a $75.0 million term loan facility and (ii) a revolving credit facility under which we may borrow up to $25.0 million. We also issued $15.0 million of our senior subordinated notes due 2014.

In connection with our IPO, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A. Our new senior secured credit facility provides for (i) a four year, $30.0 million term loan facility maturing in 2015, and (ii) a four year, $50.0 million revolving credit facility maturing in 2015. We used the net proceeds of the IPO, together with a portion of borrowings under our new senior secured credit facilities, to repay all of our loans outstanding under our former senior secured credit facilities and redeem all of our outstanding senior subordinated notes due 2014.

Recent Acquisitions

On November 7, 2011, we purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, OR which services the Portland, OR and Seattle, WA metropolitan areas. The purchase price paid to Provvista Specialty Foods, Inc. was approximately $8.8 million. We financed the purchase price with borrowings under our revolving credit faciltiy. We expect Provvista to continue to operate under the Provvista name in these new markets.

On June 24, 2011, we purchased the inventory of Harry Wils & Co. and certain intangible assets, including Harry Wils & Co.’s customer list and certain intellectual property. Harry Wils & Co. is a specialty foodservice distribution company headquartered in the New York City metropolitan area, and we believe that the purchase of these assets will allow us to increase the number of customers we service in the New York metropolitan area. The purchase price paid to Harry Wils & Co. was approximately $8.9 million, and we have relocated the inventory purchased to our Bronx, New York distribution facilities. We financed the purchase price for these assets with borrowings under our senior secured credit facilities in place prior to the consummation of our initial public offering.

On June 18, 2010, we acquired the assets of Monique & Me, Inc., doing business as Culinaire Specialty Foods, for cash consideration of $3.7 million, which provided us with an immediate platform for growth in the south Florida market.

On August 28, 2009, we acquired the San Francisco division of European Imports for total cash consideration of $3.8 million, subject to certain adjustments set forth in the acquisition agreement. The acquisition was integrated into our existing San Francisco operation.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open two new distribution facilities and pursue selective acquisitions. This improved infrastructure has allowed us to achieve higher operating margins. Over the last several years, we have increased our distribution capacity to approximately 435,000 square feet in eight facilities.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, as they did throughout the second half of 2007, all of 2008 and the first half of 2009, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions began to improve in the second half of 2009 and into 2010 and 2011, our customers’ businesses began to improve, which likewise contributed to improvements in our business.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we have experienced throughout 2011, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines, however, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.

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

Performance Indicators

In addition to evaluating our income from operations, our management team analyzes our performance based on sales growth, gross profit and gross profit margin.

•

Net sales. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impacts our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and when the rate of inflation declines, the dollar value of our sales may fall despite our unit sales remaining constant or growing.

•

Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross margin when our costs decline. Our gross margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered; impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

Key Financial Definitions

•

Net sales. Net sales consist primarily of sales of specialty and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives.

•

Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry that include all costs related to their distribution network in their costs of sales rather than as operating expenses.

•

Operating expenses. Our operating expenses include warehousing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses and will also include share-based compensation expense).

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness.

•

(Gain) loss on fluctuation of interest rate swaps. (Gain) loss on fluctuation of interest rate swaps consists solely of the change in valuation on an interest rate swap not eligible for hedge accounting.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, and (v) self- insurance reserves. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Beginning in the fourth quarter of 2008 and continuing through the first three quarters of 2009 we experienced a reduction in year-over-year revenue driven by poor overall economic conditions. During this period of time, we projected and experienced a higher rate of defaults on our trade accounts receivable. As such, we increased our estimated allowance for doubtful accounts requirements in line with then current economic conditions. During the fourth quarter of 2009 and throughout all of fiscal 2010 and 2011, we noticed a fairly significant improvement in overall general economic conditions. This improvement resulted in higher revenue and also resulted in a lower default rate on our trade accounts receivable. As such, we lowered our estimated allowance for doubtful accounts reserve requirement in line with then current economic conditions which resulted in a lower provision expense for our allowance for doubtful accounts in fiscal 2010 than we incurred in 2009. The provision expense for our allowance for doubtful accounts in fiscal 2011 was in line with those incurred during fiscal 2010. Our accounts receivable balance was $42.9 million and $36.2 million, net of the allowance for doubtful accounts of $2.9 million and $2.4 million, as of December 30, 2011 and December 24, 2010, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the consolidated level, as we have only a single reporting unit, based on the market capitalization approach. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a market capitalization approach. Under this approach fair value is calculated based on the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 30, 2011, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of December 30, 2011 and December 24, 2010 was $20.6 million and $11.5 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 30, 2011 and December 24, 2010 were $5.1 million and $0.6 million, respectively.

The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in Accounting Standards Codification, or ASC, 605-50 (Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers).

We generally record consideration received under these incentives as a reduction of cost of goods sold; however, in certain circumstances, we record marketing-related consideration as a reduction of marketing costs incurred. We may receive consideration in the form of cash and/or invoice deductions.

We record consideration that we receive for volume and growth rebates and annual incentives as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for those incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual incentives when we earn them, generally over the agreement period. We record consideration received to promote and sell the suppliers’ products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we received consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of goods sold.

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a self-insured group medical program. The program contains individual as well as aggregate stop loss thresholds. The amount in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

Management has discussed the development and selection of these critical accounting policies with our board of directors, and the board of directors has reviewed the above disclosure. Our consolidated financial statements contain other items that require estimation, but are not as critical as those discussed above. These other items include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of sales:

	FISCAL YEAR ENDED
	December 30, 2011	December 24, 2010	December 25, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.6%	74.0%	73.7%

Gross profit	26.4%	26.0%	26.3%
Operating expenses	19.5%	19.4%	21.4%

Operating income	6.9%	6.6%	4.9%
Other expense (income):
Interest expense	3.6%	1.2%	1.0%
Gain on fluctuation of interest rate swap	(0.0)%	(0.3)%	(0.2)%

Total other expense	3.6%	0.9%	0.8%

Income before income taxes	3.3%	5.7%	4.1%
Provision for income taxes	1.4%	0.8%	0.8%

Net income	1.9%	4.9%	3.3%

Fiscal Year Ended December 30, 2011 compared to Fiscal Year Ended December 24, 2010

Net Sales

Our net sales for the fiscal year ended December 30, 2011 increased approximately 21.4%, or $70.5 million, to $400.6 million from $330.1 million for the year ended December 24, 2010. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) of $37.7 million. Our organic growth was due primarily to increased item penetration to existing customers, as well as the success of our customer acquisition strategy. Other sources of net sales growth were acquisitions, consisting of $18.9 million and inflation/product mix of $7.3 million. In addition, fiscal 2011 had a 53rd week (compared to 52 weeks in fiscal 2010) which contributed an additional $6.6 million of net sales, net of acquisition revenue.

Gross Profit

Our gross profit increased approximately 23.5%, or $20.1 million, to $105.9 million for the year ended December 30, 2011, from $85.8 million for the year ended December 24, 2010. Our gross profit margin was 26.4% for the year ended December 30, 2011, and 26.0% for the year ended December 24, 2010. The increase in gross profit margin is primarily due to the change in the mix of net sales during the year as well as the impact from our price optimization initiative which was fully implemented for the fourth quarter of 2011. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered; the shift in product mix resulting from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products. In fiscal 2011 we also recorded $0.4 million in refunds from U.S. Customs related to prior year duties paid on imported products. These refunds were reflected as a reduction of cost of sales and contributed to the increase in gross profit percentage.

Operating Expenses

Our total operating expenses increased approximately 21.7%, or $13.9 million, to $78.1 million for the year ended December 30, 2011, from $64.2 million for the year ended December 24, 2010. Approximately $8.8 million of the increase in operating expenses is a result of increased wages and benefits which totaled $48.9 million for fiscal 2011, up 22.1 percent from $40.1 million in fiscal 2010. Included in the wages and benefits increase is $2.1 million of stock compensation. The remaining increase is primarily the result of an increase in full time employees and sales commissions. During fiscal 2011, we increased headcount by ninety full time employees, primarily to facilitate the additional sales volume and also due to the Harry Wils and Provvista acquisitions. Warehousing costs increased $0.5 million to $7.7 million in fiscal 2011 from $7.2 million in fiscal 2010. This increase was primarily a result of an increase in facility and equipment rent. Distribution costs increased by approximately $3.5 million over fiscal 2010 to $10.8 million. This increase resulted primarily from higher fuel costs and increased fuel usage of $1.9 million and increased fleet rental costs of $0.7 million.

As a percentage of net sales, total operating expenses increased to approximately 19.5% for the year ended December 30, 2011, from approximately 19.4% for the year ended December 24, 2010. The increase in operating expenses as a percentage of net sales is discussed above.

Operating Income

Operating income increased 28.9% to $27.8 million for fiscal 2011 from $21.6 million in fiscal 2010, and as a percentage of net sales increased to 6.9% from 6.6%. This increase in operating income was primarily due to increased sales volume and increased gross profit percentage, as discussed above. The addition of a 53rd week to fiscal year 2011 contributed approximately $0.8 million of the increase in operating income.

Other Expense

Total other expense increased $11.4 million to $14.5 million for the year ended December 30, 2011, from $3.1 million for the year ended December 24, 2010. This increase in total other expense is attributable to the increase in interest expense for the year ended December 30, 2011 to $14.6 million from $4.0 million in the year ended December 24, 2010, which was the result of a significant increase in debt levels during the fourth quarter of fiscal 2010 as we financed the redemption of all of our outstanding Class A units which were held by BGCP and another investor with borrowings under our then existing credit facilities and senior notes. In addition we incurred expenses totaling $5.4 million for call premiums and write-off of deferred financing fees and unamortized Original Issue Discount when we refinanced our Senior Secured Credit Facilities upon completion of our IPO. We also recognized a gain of $910,000 on our interest rate swap in 2010. This instrument expired in January 2011 and we recorded a gain of only $81,000 in 2011.

Provision for Income Taxes

Our effective income tax rate was 42.1% and 13.9% for the years ended December 30, 2011 and December 24, 2010, respectively. Our 2010 effective tax rate was significantly impacted by the recording of deferred tax assets generated as a result of our predecessor company and each of its operating subsidiaries that are limited liability companies electing to be taxed as corporations starting in October of 2010. This election was performed in anticipation of the redemption of all of our outstanding Class A units. Based upon current enacted tax rates, which could change, we expect our effective tax rate for fiscal 2012 to approximate 41%.

Net Income

Reflecting the factors described in more detail above, net income decreased $8.2 million to $7.7 million for the year ended December 30, 2011, compared to $15.9 million for the year ended December 24, 2010.

Net Income (Loss) Available to Common Stockholders

Net income available to common stockholders was $7.7 million for fiscal year 2011 as compared to a net loss of $(10.7) million for fiscal year 2010. The net loss in fiscal 2010 primarily resulted from a $22.4 million deemed dividend paid to our Class A unit holders at the time of the redemption of our Class A units.

Fiscal Year Ended December 24, 2010 compared to Fiscal Year Ended December 25, 2009

Net Sales

During fiscal 2010, we began to see steady improvement in our net sales and a reduction in the volatility of net sales, as compared to what we experienced throughout our 2009 fiscal year. Our net sales for the fiscal year ended December 24, 2010 increased approximately 21.8%, or $59.0 million, to $330.1 million from $271.1 million for the year ended December 25, 2009. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) of $50.7 million, which included approximately $10.6 million attributable to inflation/mix. Our organic growth was due primarily to increased item penetration to existing customers and the success of our customer acquisition strategy, that resulted in 49% and 51% of the increase in net sales, respectively. Other sources of net sales growth were acquisitions of approximately $8.3 million. Our improvement in net sales also reflected year-over-year improvement in economic conditions.

Gross Profit

Our gross profit increased approximately 20.3%, or $14.5 million, to $85.8 million for the year ended December 24, 2010 from $71.3 million for the year ended December 25, 2009. Our gross profit margin was 26.0% for the year ended December 24, 2010 and 26.3% for the year ended December 25, 2009. The decline in gross profit margin is primarily due to the change in the mix of net sales during fiscal 2010 compared to fiscal 2009. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, as well as the continued growth in item penetration on higher velocity items such as dairy products. Most significantly, our gross profit margin was negatively impacted by the increase in the amount of dairy products we sold in fiscal 2010 as dairy products are traditionally a lower margin product for us. Dairy products accounted for 10.0% of our net sales in 2010, up from 9.0% of our net sales in 2009. Our gross profit margin in 2010 was also negatively impacted by a combined 120 basis points due to margin pressure in our cheese and oil product categories. Gross profit as a percentage of net sales during the year ended December 24, 2010 was largely unaffected by commodity price fluctuation, as food prices were stable versus 2009.

Operating Expenses

Our total operating expenses increased approximately 10.7%, or $6.2 million, to $64.2 million for the year ended December 24, 2010 from $58.0 million for the year ended December 25, 2009. The increase in total operating costs was primarily due to higher sales volume and the acquisition of Culinaire Specialty Foods. The increase in our salary and benefit costs represented $5.4 million, or 87%, of the year-over-year increase. The remaining increase was comprised of $0.4 million of higher delivery costs, $0.3 million of higher IT consulting costs and $0.1 million of higher other operating costs, net of a reduction in bad debt expense of $0.4 million.

As a percentage of net sales, total operating expenses decreased to approximately 19.4% for the year ended December 24, 2010 from approximately 21.4% for the year ended December 25, 2009. The decrease in total operating expenses as a percentage of net sales was primarily attributable to our higher level of sales, as well as expense control programs across our organization. We were also able to manage our fuel costs despite rising prices by updating and revising existing routes to reduce miles traveled, reducing idle times and other similar measures.

Operating Income

Operating income increased 61.8% from $13.3 million in fiscal 2009 to $21.6 million in fiscal 2010, reflecting not only increasing sales but also our efforts at controlling costs throughout fiscal 2009 and 2010.

Other Expense (Income)

Total other expense (income) increased approximately $1.0 million to $3.1 million for the year ended December 24, 2010 from $2.2 million for the year ended December 25, 2009. This increase in total other expense (income) is attributable to the increase in interest expense for the year ended December 24, 2010 to $4.0 million from $2.8 million in the year ended December 25, 2009, which occurred primarily because our debt level increased significantly in the fourth quarter of fiscal 2010 as we financed our redemption of all of our outstanding Class A units of limited liability company memberships interests which were held by BGCP and another institutional investor.

Provision for Income Taxes

Our effective income tax rate was 13.9% and 19.8% for the years ended December 24, 2010 and December 25, 2009, respectively. The decrease in the effective rate was the result of the company and each of its operating subsidiaries that are limited liability companies electing to be taxed as corporations starting in October of 2010. In doing so, we recorded significant deferred tax assets, thus lowering the current tax provision.

Net Income

Reflecting the factors described in more detail above, net income increased $6.9 million to $15.9 million for the year ended December 24, 2010 compared to $9.0 million for the year ended December 25, 2009.

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

On August 2, 2011, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30.0 million (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50.0 million (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to $2.0 million is available for letters of credit and up to $3.0 million is available for short-term borrowings on a swingline basis. The Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of the Revolving Credit Facility in an amount up to $20.0 million (but in not less than $10.0 million increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Revolving Credit Facility portion of the Credit Agreement are subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

On August 2, 2011, the Borrowers incurred $30.0 million in borrowings under the Term Loan Facility of the Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s IPO. The final maturity of the Term Loans is August 2, 2015. Subject to adjustment for prepayments, the Company is required to make monthly principal payments on the Term Loans equal to $0.5 million, with the remaining balance due upon maturity.

On August 2, 2011, the Borrowers incurred approximately $14.0 million in borrowings under the Revolving Credit Facility portion of the Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s IPO. Going forward, borrowings under the Revolving Credit Facility portion of the Credit Agreement will be used for Capital Expenditures (as defined in the Credit Agreement), Permitted Acquisitions (as defined in the Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on August 2, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time.

The Credit Facilities are jointly and severally guaranteed by the Borrowers and the Guarantors, including the Company. In addition, the Credit Agreement is secured pursuant to a Pledge and Security Agreement, dated as of August 2, 2011 , by first priority liens on substantially all of the Borrowers’ and each Guarantor’s assets and includes a pledge of the equity interests of each of the Company’s subsidiaries.

Borrowings under the Credit Facilities bear interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the Credit Agreement) the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes; provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

The Credit Agreement includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the Credit Agreement) on a trailing twelve month basis not be less than 1.15 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to the Company’s consolidated EBITDA for the then trailing twelve months be greater than (A) 2.75 to 1.00 for any fiscal month ending in the Company’s 2011 or 2012 fiscal years, (B) 2.50 to 1.00 for any fiscal month ending in the Company’s 2013 fiscal year and (C) 2.25 to 1.00 for any fiscal month ending in the Company’s 2014 fiscal year or thereafter.

The Credit Agreement also contains customary representations and warranties that must be accurate in order for the Borrowers to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facilities to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 66 2/3% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

Our capital expenditures, excluding cash paid for acquisitions, for fiscal 2011 were approximately $2.1 million. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2012 will be approximately $12.2 million. The significant increase in projected capital expenditures in 2012 is being driven by the planned retrofitting of a new warehouse facility in the New York metropolitan area. We expect to finance the capital expenditures associated with the retrofitting of this facility, which we expect to be approximately $11 million through the planned incurrence of additional long term debt. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our revolving credit facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our credit facilities or other indebtedness negotiated at the time of the potential acquisition or issuance of our common stock.

Net cash provided by operations was $16.7 million for fiscal 2011, an increase of $3.2 million from the $13.5 million provided by operations for fiscal 2010. The primary reasons for the increase in cash provided by operations were $8.2 million less in net income offset by an increase of $13.3 million of non-cash items, a $2.5 million increase in the use of cash from working capital and a $0.6 million net decrease in a use of cash due to changes in long term assets. The increase in non-cash charges consisted of $2.0 million of OID amortization, $1.3 million of non-cash interest expense and $2.9 million of write-offs of deferred financing fees, in each case associated with the refinancing of our debt obligations in connection with our IPO. In addition there was a non-cash charge of $2.1 million for stock compensation, a net decrease of $3.6 million in deferred tax assets, a net increase of $0.3 million in depreciation and amortization, a net increase in provision for allowance for doubtful accounts of $0.2 million, as well as a $0.9 million decrease in mark to market gains on derivative contracts. The $2.5 million increase in working capital was primarily due to a $3.5 million increase in cash used for inventory and a $1.4 million increase in cash used for receivables, offset by a $1.5 million increase in cash provided by accounts payable. Net cash provided by operations was $13.5 million for the year ended December 24, 2010, an increase of $1.6 million from the $11.9 million provided by operations for the year ended December 25, 2009. The primary reasons for the change was the $6.9 million increase in net income offset by an increase of $0.7 million in working capital and a $2.8 million increase in deferred tax assets. The increase in working capital was principally the result of an increase in trade and other accounts receivable of $2.6 million, an increase of $0.3 million in prepaid expenses and other assets, an increase of $2.0 million in inventory levels, offset by a $4.2 million increase in trade payables and other accrued liabilities, as well as a $0.2 million increase in income and sales tax payable, while the increase in the deferred tax assets resulted principally from our limited liability company subsidiaries electing to be taxed as “C-corporations” prior to our redemption of the class A units in October 2010.

Net cash used in investing activities was $19.8 million for fiscal 2011, an increase of $14.9 million from the $4.9 million used in investing activities for fiscal 2010. The increase was due to the acquisition of Harry Wils & Co. and Provvista Specialty Foods, Inc. at cash purchase prices totaling $17.8 million during fiscal 2011 versus the acquisition of Monique & Me, Inc. at a cash purchase price of $3.7 million during fiscal 2010. In addition, capital expenditures were $1.0 million higher in fiscal 2011. Net cash used in investing activities for fiscal 2010 and fiscal 2009 remained flat year-over-year, with $4.9 million used in fiscal 2010 and $4.8 million used in fiscal 2009. The largest component of cash used in investing activities in each of fiscal 2010 and fiscal 2009 was cash paid for acquisitions.

Net cash provided by financing activities was $3.2 million for fiscal 2011, an increase of $10.8 million from the $7.6 million used in financing activities for fiscal 2010. This increase resulted from proceeds of our IPO, borrowings under our new senior secured credit facility, net of payments made to pay off borrowings under our senior secured credit facilities in place prior to our IPO and our senior subordinated notes. Net cash used in financing activities also remained relatively flat year-over-year between fiscal 2010 and fiscal 2009 despite significant changes in components of debt and equity. We used $7.6 million in fiscal 2010 and $7.8 million in fiscal 2009. We incurred net borrowings of approximately $68.8 million during fiscal 2010 that were used for the redemption of our Class A units ($68.3 million) and the associated fees to obtain the financing.

Commitments and Significant Contractual Obligations

The following table summarized our contractual obligations and commercial commitments at December 30, 2011.

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	THERE AFTER
	(In thousands)
Inventory purchase commitments	$13,221	$13,221	$—	$—	$—
Indebtedness	$45,382	$6,000	$12,000	$27,382	$—
Capital lease obligations	$315	$110	$205	$—	$—
Long-term non-capitalized leases	$27,637	$7,559	$11,998	$5,250	$2,830

Total	$86,555	$26,890	$24,203	$32,632	$2,830

The indebtedness and capitalized lease obligations shown above exclude interest payments due. A portion of the indebtedness obligations shown reflect the expiration of our senior secured credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of our subsidiaries, Dairyland USA Corporation, or Dairyland, subleases one of its distribution centers from an entity controlled by our founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of our other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this conditional guarantee totaled $11.2 million at December 30, 2011. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

We had outstanding letters of credit of approximately $0.1 million at both December 30, 2011 and December 24, 2010.

All of our assets are pledged as collateral to secure our borrowings under our senior secured credit facilities.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages and general economic conditions.

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

Off-Balance Sheet Arrangements

As of December 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Financial Accounting Standards

Fair Value Measurements. In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial condition or results of operations.

Comprehensive Income. In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This statement eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and adoption of this guidance is not expected to have a material effect on our financial condition or results of operations.

Testing Goodwill for Impairment. In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This statement eliminates the need to perform first stage goodwill impairment testing if, through assessing qualitative factors, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on our financial condition or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On August 2, 2011, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto described in more detail above under the caption “Liquidity and Capital Resources.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our Credit Agreement.

As of December 30, 2011, we had an aggregate $45.4 million of indebtedness that bears interest at variable rates. A 100 basis point increase in market interest rates on our new senior secured credit facilities would decrease our after tax earnings by approximately $268,000 per annum, holding other variables constant.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors

The Chefs’ Warehouse, Inc.

Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 30, 2011 and December 24, 2010 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chefs’ Warehouse, Inc. at December 30, 2011 and December 24, 2010 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, New York

March 29, 2012

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2011	December 24, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$1,978
Accounts receivable, net of allowance of $2,900 in 2011 and $2,400 in 2010	42,876	36,200
Inventories, net	23,873	16,441
Deferred taxes, net	1,448	1,651
Prepaid expenses and other current assets	3,364	3,608

Total current assets	73,594	59,878
Equipment and leasehold improvements, net	5,379	4,228
Software costs, net	355	373
Goodwill	20,590	11,479
Intangible assets, net	5,115	635
Deferred taxes, net	1,401	2,362
Other assets	1,444	3,717

Total assets	$107,878	$82,672

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,371	$23,563
Accrued liabilities	3,839	3,686
Accrued compensation	3,508	3,478
Current portion of long-term debt	6,107	16,945

Total current liabilities	43,825	47,672
Long-term debt, net of current portion	39,590	82,580
Other liabilities and deferred credits	893	1,232

Total liabilities	$84,308	$131,484

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 30, 2011 and December 24, 2010	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 20,840,590 shares issued and outstanding at December 30, 2011; none authorized or issued at December 24, 2010	208	—
Additional paid in capital	19,806	—
Members’ deficit:
Class B members’ units, no par 50,000,000 units authorized, issued and outstanding at December 24, 2010; none authorized or issued at December 30, 2011	—	(48,812)
Class C members’ units, no par, 8,333,333 units authorized, 4,375,000 units issued and outstanding at December 24, 2010; none authorized issued or outstanding December 30, 2011	—	—
Retained earnings	3,556	—

Total Stockholders’/members’ equity (deficit)	23,570	(48,812)

Total liabilities and stockholders’/members’ equity	$107,878	$82,672

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share amounts)

	Fiscal Year Ended
	December 30, 2011	December 24, 2010	December 25, 2009
Net revenues	$400,632	$330,118	$271,072
Cost of sales	294,698	244,340	199,764

Gross profit	105,934	85,778	71,308
Operating expenses	78,138	64,206	57,977

Operating income	27,796	21,572	13,331
Interest expense	14,570	4,041	2,815
Gain on fluctuation of interest rate swap	(81)	(910)	(658)
Loss on sale of assets	6	—	—

Income before income taxes	13,301	18,441	11,174
Provision for income taxes	5,603	2,567	2,213

Net income	$7,698	$15,874	8,961

Deemed dividend accretion on Class A members’ units	—	(4,123)	(6,207)
Deemed dividend paid to Class A members’ units	—	(22,429)	—

Net income (loss) attributable to common stockholders	$7,698	$(10,678)	2,754

Net income (loss) per share attributable to common stockholders:
Basic	$0.44	$(0.50)	0.12
Diluted	$0.43	$(0.50)	0.11
Weighted average common shares outstanding:
Basic	17,591,376	21,331,646	22,900,709
Diluted	18,031,651	21,331,646	24,084,979

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 30, 2011, December 24, 2010 and December 25, 2009

(Amounts in thousands, except unit/share amounts)

	Class A		Class B Units	Class C Units	Members’ Deficit	Common Stock		Additional Paid in Capital	Retained Earnings
	Units	Amount				Shares	Amount			Total
Balance December 26, 2008	25,000,000	$35,491	50,000,000	7,876,000	$(38,709)	—	$—	$—	$—	$(38,709)
Accretion of Class A Units to liquidation value	—	6,207	—	—	(6,207)	—	—	—	—	(6,207)
Issuance of Class C units	—	—	—	633,000	—	—	—	—	—	—
Purchase of Class C units	—	—	—	(1,788,000)	(263)	—	—	—	—	(263)
Forfeiture of Class C units	—	—	—	(1,794,000)	—	—	—	—	—	—
Distribution to members	—	—	—	—	(146)	—	—	—	—	(146)
Net income	—	—	—	—	8,961	—	—	—	—	8,961

Balance December 25, 2009	25,000,000	41,698	50,000,000	4,927,000	$(36,364)	—	$—	$—	$—	$(36,364)
Accretion of Class A units to liquidation value	—	4,123	—	—	(4,123)	—	—	—	—	(4,123)
Redemption of Class A units	(25,000,000)	(45,821)	—	—	(22,429)	—	—	—	—	(22,429)
Purchase of Class C units	—	—	—	(552,000)	(173)	—	—	—	—	(173)
Distribution to members	—	—	—	—	(1,597)	—	—	—	—	(1,597)
Net income	—	—	—	—	15,874	—	—	—	—	15,874

Balance December 24, 2010	—	—	50,000,000	4,375,000	$(48,812)	—	$—	$—	$—	$(48,812)
Net income – pre-conversion	—	—	—	—	4,142	—	—	—	—	4,142
Conversion to C Corporation	—	—	(50,000,000)	(4,375,000)	44,670	16,000,000	160	(44,830)	—	—
Net proceeds from IPO	—	—	—	—	—	4,666,667	47	63,232	—	63,279
Net income – post conversion	—	—	—	—		—	—	—	3,556	3,556
Stock compensation	—	—	—	—	—	212,318	2	2,095	—	2,097
Shares surrendered to pay withholding taxes	—	—	—	—	—	(38,395)	(1)	(691)	—	(692)

Balance December 30, 2011	—	$—	—	—	$—	20,840,590	$208	$19,806	$3,556	$23,570

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 30, 2011, December 24, 2010, and December 25, 2009

(Amounts in thousands, except share amounts)

	December 30, 2011	December 24, 2010	December 25, 2009
Cash flows from operating activities:
Net income	$7,698	$15,874	$8,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,722	1,388	1,520
Provision for allowance for doubtful accounts	1,189	1,042	1,477
Original issue discount amortization	2,127	123	—
Deferred credits	(290)	(302)	63
Deferred taxes	1,164	(2,470)	369
Unrealized gain on interest rate swap	(81)	(910)	(658)
Unrealized gain on forward contracts	—	—	—
Accrual of paid in kind interest	1,825	500	—
Amortization of deferred financing fees	721	715	397
Write off of deferred financing fees	2,860	—	—
Stock compensation	2,097	—	—
Loss on asset disposal	6	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,033)	(5,643)	(3,054)
Inventories	(3,969)	(450)	1,584
Prepaid expenses and other current assets	245	(658)	(390)
Accounts payable and accrued liabilities	6,513	4,988	813
Other assets	(74)	(863)	(11)
Receivable from related party	—	190	814

Net cash provided by operating activities	16,720	13,524	11,885

Cash flows from investing activities:
Capital expenditures	(2,081)	(1,133)	(1,061)
Cash paid for acquisitions	(17,757)	(3,738)	(3,766)
Proceeds from asset disposals	5	—	—

Net cash used in investing activities	(19,833)	(4,871)	(4,827)

Cash flows from financing activities:
Cash paid for Class C shares	—	(173)	(263)
Redemption of Class A shares	—	(68,250)	—
Net proceeds from IPO	63,279	—	—
Proceeds from new senior secured loan	30,000	—	—
Borrowing of debt	—	97,500	—
Payment of debt and capital lease obligations	(93,285)	(20,400)	(2,100)
Borrowing under revolving credit line	399,877	325,810	323,090
Payments under revolving credit line	(394,714)	(334,085)	(327,695)
Payment of deferred financing fees	(1,297)	(5,961)	—
Surrender of shares to pay withholding taxes	(692)	—	—
Distributions to stockholders	—	(1,597)	(146)
Other	—	(394)	(660)

Net cash provided by (used in) financing activities	3,168	(7,550)	(7,774)

Net change in cash and cash equivalents	55	1,103	(716)
Cash and cash equivalents at beginning of year	1,978	875	1,591

Cash and cash equivalents at end of year	$2,033	$1,978	$875

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,641	$5,789	$3,067
Cash paid for interest	$7,355	$3,536	$2,817
Noncash investing activity:
Capital lease	$342	$—	$—
Noncash financing activity:
Accretion of Class A shares	$—	$4,123	$6,207

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

Note 1 – Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. In 2011, this resulted in a 53-week year ending December 30, 2011. The Company operates in one segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores.

On July 27, 2011, the Company completed a reorganization in which the predecessor to the Company, Chefs’ Warehouse Holdings, LLC, was converted into the Company (the “Conversion”). As part of the Conversion the Company issued 16,000,000 shares of common stock. Each holder of the Company’s Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the Conversion, 445,056 shares were restricted shares of the Company’s common stock issued upon conversion of the Company’s Class C units that had not vested as of the date the Company consummated the Conversion. The effects of this reorganization on the Company’s earnings per share have been reflected for all periods presented retroactively.

On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Company’s new senior secured credit facilities, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest and call premiums

Consolidation of Ownership

On October 22, 2010, Chefs’ Warehouse Holdings, LLC redeemed all of its authorized and outstanding Class A units of limited liability company membership interests for a redemption price of $68,250. The redemption price consisted of $45,821 of principal and accreted interest, as well as $22,429 of deemed equity value. The redemption price was calculated in line with Chefs’ Warehouse Holdings, LLC’s limited liability company agreement then in effect and was mutually agreed upon by all participating parties. The redemption resulted in the Class B and Class C unit holders of Chefs’ Warehouse Holdings, LLC increasing their ownership interests from 68.5% to 100%. The Class A units were retired at the time of redemption.

Consolidation

The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC (a wholly-owned subsidiary of Dairyland), a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada and Oregon; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC. All significant intercompany accounts and transactions have been eliminated

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, future cash flows associated with impairment testing for goodwill and long lived assets, useful lives for intangible assets, stock based compensation and tax reserves. Actual results could differ from estimates.

Current Year Acquisitions

The Company’s acquisition of Harry Wils & Co. in the second quarter of fiscal 2011 and Provvista Specialty Foods, Inc. in the fourth quarter of fiscal 2011 were not material and, accordingly, stand alone financial statements and pro forma financial statements giving effect to the acquisitions of Harry Wils & Co. and Provvista Specialty Foods, Inc. are not required to be included in these financial statements.

Recently Issued Financial Accounting Standards

Fair Value Measurements. In May 2011, FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s financial condition or results of operations.

Comprehensive Income. In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This statement eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Testing Goodwill for Impairment. In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This statement eliminates the need to perform first stage goodwill impairment testing if, through assessing qualitative factors, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. Adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue from the sale of a product is recognized at the point at which the product is delivered to the customer. The Company grants certain customers sales incentives such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

Cost of Goods Sold (COGS)

The Company records COGS based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse.

Operating Expenses

Operating expenses include the costs of facilities, product handling and replenishment, delivering, selling and general administrative activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The Company maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable consist of trade receivables from customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a number of specific criteria, such as whether a customer has filed for or been placed into bankruptcy, has had accounts referred to outside parties for collections or has had accounts significantly past due. The allowance also covers short paid invoices the Company deems to be uncollectable as well as a portion of trade accounts receivable balances projected to become uncollectable based upon historic patterns.

Inventories

Inventories consist primarily of finished goods, food and related food products held for resale and are valued at the lower of cost (first-in, first-out method) or market. The Company maintains reserves for slow-moving and obsolete inventories.

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of COGS. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case. For the years ended December 30, 2011, December 24, 2010, and December 25, 2009, the recorded purchase incentives totaled approximately $4,820, $3,996, and $3,164, respectively.

Concentrations of Credit Risks

Financial instruments that subject us to concentrations of credit risk consist of cash, temporary cash investments, trade receivables, and short-term and long-term debt. The Company’s policy is to deposit its cash and temporary cash investments with major financial institutions. The Company distributes its food and related products to a customer base that consists primarily of restaurants, country clubs, catering halls, hotels and other institutions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral. However, the Company, in certain instances, has obtained personal guarantees from certain customers. There is no significant balance with any individual customer.

Equipment and Leasehold Improvements

The Company records equipment and leasehold improvements at cost. Equipment that has been financed through capital leases is recorded at the present value of the minimum lease payments, which approximates cost. Equipment and leasehold improvements, including capital lease assets, are depreciated on a straight-line basis as follows:

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in Software costs in its Consolidated Balance Sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software”. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform.

Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases. Capitalized software purchases and related development costs, net of accumulated amortization, were $355 at December 30, 2011 and $373 at December 24, 2010.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” that only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and records an impairment, if any.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets in the Consolidated Balance Sheets. The Company had unamortized debt issuance costs of $1,061 and $3,344 as of December 30, 2011 and December 24, 2010, respectively. These costs are amortized over the terms of the related debt instruments on a straight-line basis. Amortization of debt issuance costs was $721 for the fiscal year ended December 30, 2011, $715 for the fiscal year ended December 24, 2010, and $397 for the fiscal year ended December 25, 2009. In addition, we wrote off $2,860 of debt issuance costs in fiscal 2011 in connection with the refinancing of our Senior Secured Credit Facilities.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired. In accordance with ASC 350, “Intangibles-Goodwill and Other”. Impairment testing for goodwill is performed at least annually unless indicators of impairment exist. Impairment testing for goodwill uses a two-step approach, which is performed at the consolidated level, as the Company has a single reporting unit. Stage one compares the fair value of the Company (using the market capitalization approach) with its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Stage two compares the carrying value of the entity’s goodwill to its implied fair value (i.e., fair value of the entity less the fair value of the entity’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. Through December 30, 2011 there have been no impairments recorded.

Derivative Financial Instruments

Derivatives are carried as assets or liabilities at their fair values in accordance with ASC 820 “Fair Value Measurements”. The Company’s derivative is comprised of an interest rate swap commitment entered into with a financial institution to hedge the risk associated with the Company’s variable rate debt. The financial instrument does not qualify for hedge accounting and is carried at fair value with the changes in fair value recorded in earnings. The swap expired in January 2011 and therefore had no value as of December 30, 2011. At December 24, 2010, the fair value of the interest rate swap was $(81) and is included in Other Liabilities.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). Beginning in fiscal 2011, the Company elected to make matching contributions to the 401(k) Plan at 50 percent of employee contributions to a maximum of three percent of an employee’s salary. For fiscal 2011 we recognized expense of $300 for employer matching contributions to this plan.

Income Taxes

The Company accounts for income taxes in accordance with ASC740, “Income Taxes”. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company follows certain provisions of ASC 740, “Income Taxes” (previously reported as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when they are estimable and probable that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense.

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of award. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we ensure that the compensation expense recognized is at least equal to the vested portion of the award.

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a self-insured group medical program. The program contains individual as well as aggregate stop loss thresholds. The amount in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Fair Value Measurements

The carrying values of the Company’s liabilities approximate the fair values except for the fair value of the Company’s debt, which are based on prevailing interest rates and market prices for debt of similar terms and maturities. As of December 30, 2011, the Company had no financial instruments required to be measured at fair value.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	Fiscal Year Ended
	December 30, 2011	December 24, 2010	December 25, 2009
Net income	$7,698	$15,874	$8,961
Deemed dividend accretion on Class A members’ units	—	(4,123)	(6,207)
Deemed dividend paid to Class A members’ units	—	(22,429)	—

Net (loss) income attributable to common shares/members’ units	$7,698	$(10,678)	$2,754

Net (loss) income per share/unit attributable to common stockholders/members :
Basic	$0.44	$(0.50)	$0.12
Diluted	$0.43	$(0.50)	$0.11
Weighted average common shares/units outstanding (1):
Basic	17,591,376	21,331,646	22,900,709
Diluted	18,031,651	21,331,646	24,084,979

(1)	Adjusted to reflect effect of reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 1).

Reconciliation of earnings (loss) per common share/unit:

	Fiscal Year Ended
	December 30, 2011	December 24, 2010	December 25, 2009
Numerator:
Net (loss) income attributable to common stockholders	$7,698	$(10,678)	$2,754

Denominator:
Weighted average basic common shares/units outstanding	17,591,376	21,331,646	22,900,709
Dilutive effect of unvested common shares/units	440,275	—	1,184,270

Weighted average diluted common shares/units outstanding	18,031,651	21,331,646	24,084,979

For fiscal 2010, a weighted average of 741,682 unvested shares/units was not included in fully diluted shares/units outstanding because they would have been anti-dilutive.

Note 4 – Derivatives

Derivatives are carried as assets or liabilities at their fair values in accordance with ASC 820, “Fair Value Measurements”. The Company has entered into two derivative contracts, neither of which qualifies for hedge accounting. The gains and losses on these instruments due to changes in fair value are recognized in its consolidated statements of operations.

The Company is exposed to certain risks relating to its ongoing business operations. During fiscal 2011, the primary risks we managed using derivative instruments were foreign currency exchange rate risk and variable interest rate risk.

In prior years the Company entered into an interest rate swap agreement to hedge the exposure on its variable rate debt. This agreement expired in January 2011.

In January 2011, the Company entered into a foreign exchange collar contract to hedge its exposure to variability in the Euro/US Dollar exchange rate. This agreement expired in December 2011. As part of its business, the Company regularly imports products from Europe that require payment in Euros. This contract required us to purchase and sell Euros throughout the year to pay for forecasted imports. During fiscal 2011 the collar was used to purchase 3.15 million Euros.

Financial Statement Presentation

The effect of the Company’s derivative instruments on its consolidated statements of operations for the fiscal years ended December 30, 2011, December 24, 2010, and December 25, 2009 was as follows:

	Location of income (expense)	Fiscal Year Ended
	recognized on derivative	December 30, 2011	December 24, 2010	December 25, 2009
Derivatives not designated as hedging instruments:
Foreign currency collars gain (loss)	Cost of sales	(46)	—	—
Interest rate swaps	Gain on fluctuation of interest rate swap	81	910	658

Note 5 – Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The Company categorizes each of its fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities include the following:

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

Level 3 - Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Assets and Liabilities Measured at Fair Value

As of December 30, 2011 the Company had no assets or liabilities required to be measured at fair value. Its interest rate swap was the only liability the Company had measured at fair value as of December 24, 2010. The interest rate swap was a Level 2 derivative measured at fair value on a recurring basis. As this instrument was not designated as a hedge, the changes in the fair value are reflected in the Company’s consolidated statements of operations. As of December 24, 2010, the Company’s interest rate swap had a fair value of $81 that was reflected in accrued liabilities. Assets acquired as part of business combinations are valued at fair value at the time of acquisition using certain Level 3 inputs.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans, as applicable, approximated their book values as of December 30, 2011 and December 24, 2010, as these instruments had variable interest rates that reflected current market rates.

Note 6 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Operations are included in the Company’s financial statements from the date of acquisition.

On November 7, 2011, the Company purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. The Company financed the purchase price with borrowings under its current senior secured revolving credit facility. The Company’s consolidated statements of operations reflect $20 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Provvista’s assets is not required to be included in these financial statements since the effects of the acquisition are immaterial. The Company completed a valuation of the tangible and intangible assets of Provvista. These assets were valued at fair value using Level 3 inputs. Goodwill for the Provvista acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships which will be amortized over thirteen years and trademarks which will be amortized over two years. The Company expects to operate under the Provvista name in these new markets.

On June 24, 2011, the Company completed its acquisition of certain of the assets of Harry Wils & Co., a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils & Co. were immediately combined with its existing New York operations. The Company financed the purchase price for these assets with borrowings under its former senior secured credit facilities. The Company’s consolidated statements of operations reflect $55 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Harry Wils & Co. is not required to be included in these financial statements since the effects of the acquisition are immaterial. The Company completed a valuation of the intangible assets of Harry Wils & Co. These assets were valued at fair value using Level 3 inputs. Goodwill for the Harry Wils & Co. acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships and will be amortized over 10.5 years.

On June 18, 2010, the Company completed its acquisition of Monique & Me, Inc., doing business as Culinaire Specialty Foods, Inc., based in Miami, Florida.

The table below details the assets and liabilities acquired as part of the acquisitions of Provvista as of November 7, 2011, Harry Wils & Co. as of June 24, 2011 and Monique & Me, Inc. as of June 18, 2010.

	Provvista Specialty Foods, Inc.	Harry Wils & Co.	Monique & Me, Inc.
Current assets	$3,107	$1,187	$1,324
Customer relationships	1,707	2,753	596
Trademarks	300	—	—
Goodwill	4,143	4,968	2,120
Fixed assets	100	—	—
Current liabilities	(508)	—	(302)

Purchase price	$8,849	$8,908	$3,738

Note 7 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $575 and $570 at December 30, 2011 and December 24, 2010, respectively.

Note 8 – Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 30, 2011	December 24, 2010
Machinery and equipment	5 - 10 years	$5,598	$5,390
Computers, data processing and other equipment	3-7 years	3,941	2,821
Leasehold improvements	7-15 years	5,622	5,566
Furniture and fixtures	7 years	557	509
Vehicles	5 years	496	507
Other	7 years	85	85
Construction-in-process		956	32

		17,255	14,910
Less: accumulated depreciation and amortization		(11,876)	(10,682)

Equipment and leasehold improvements, net		$5,379	$4,228

Construction-in-process at December 30, 2011 relates primarily to the build out of our new distribution facility in Miami, Florida. We moved into this facility during the first quarter of fiscal 2012. The total cost of the build out was not materially different from the costs incurred as of December 30, 2011.

During 2011 the Company entered into a capital lease for computer equipment. As of December 30, 2011, the gross value of assets under capital lease totaled $342. The Company recorded depreciation of $28 on these assets during 2011.

Depreciation expense on equipment and leasehold improvements was $1,197, $1,078, and $1,103 for the fiscal years ended December 30, 2011, December 24, 2010, and December 25, 2009, respectively.

Capitalized software is recorded net of accumulated amortization of $1,065 and $883 for the fiscal years ended December 30, 2011 and December 24, 2010, respectively. Depreciation expense on software was $182, $234 and $231 for the fiscal years ended December 30, 2011, December 24, 2010, and December 25, 2009, respectively.

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2009	$9,359
Goodwill acquired during the year	2,120

Carrying amount as of December 24, 2010	11,479
Goodwill acquired during the year	9,111

Carrying amount as of December 30, 2011	$20,590

Other intangible assets consist of customer relationships being amortized over a period ranging from six to thirteen years, and trademarks being amortized over a period of two years. Other intangible assets were comprised of the following at December 30, 2011 and December 24, 2010:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer Relationships 2011	127 months	$5,231	$(391)	$4,840
Trademarks 2011	22 months	$300	$(25)	$275

Total	121 months	$5,531	$(416)	$5,115

Customer Relationships 2010	84 months	$771	$(136)	$635
Trademarks 2010	N/A	$—	$—	$—

Total	84 months	$771	$(136)	$635

Amortization expense for other intangibles was $280, $76 and $34 for the years ended December 31, 2011, December 24, 2010 and December 25, 2009, respectively.

As of December 30, 2011, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2012	$645
2013	601
2014	476
2015	474
2016	468
Thereafter	2,451

Total	$5,115

Note 10 – Debt Obligations

Debt obligations as of December 30, 2011 and December 24, 2010 consisted of the following:

	December 30, 2011	December 24, 2010
Revolving credit facility	$17,382	$12,219
Term loan	28,000	73,750
Original issue discount-term loan	—	(2,127)
Note payable	—	183
Capital lease	315	—
Senior subordinated PIK note	—	15,500

Total debt obligations	45,697	99,525

Less: current installments	(6,107)	(16,945)
Total debt obligations excluding current installments	$39,590	$82,580

On April 15, 2010, the Company entered into a term loan and revolving credit facility (the “Prior Credit Agreement”). The term loan commitment was in the amount of $7,500, while the revolving credit facility provided the Company with up to $37,500 in borrowing capacity. In line with the redemption of Class A units on October 22, 2010, the $7,500 term note was paid in full and the credit facility was amended to provide the Company with up to $25,000 in revolving borrowing capacity. The Prior Credit Agreement, which was replaced on August 2, 2011 as described below, had a maturity date of October 22, 2013. The outstanding revolver balance as of December 24, 2010 was classified on the balance sheet in accordance with ASC 470, “Debt”. The Prior Credit Agreement contained certain events of default that under certain circumstances could call for the immediate repayment of the outstanding revolver balance. These “subjective acceleration clauses”, in addition to the Prior Credit Agreement requiring full dominion of lockbox receipts, required that the outstanding revolver balance be presented in current portion of long-term debt. Borrowings under the Prior Credit Agreement bore interest, at the Company’s option, at the CB Floating Rate (defined as the Administrative Agent’s prime rate, never to be less than the adjusted one month London Interbank Offered Rate, or LIBOR, plus applicable rate) or LIBOR plus applicable rate. The applicable rate was contingent upon the Company’s leverage ratio. The Prior Credit Agreement also provided for an annual fee of 0.25% of unused commitments. The Prior Credit Agreement contained various covenants that required the maintenance of certain financial ratios, as described in the Prior Credit Agreement, and also contained customary events of default. Balances outstanding on the credit facility were secured against the assets of the Company.

On October 22, 2010, the Company entered into a $75,000 second lien term note (the “Prior Term Loan Agreement”). The Prior Term Loan Agreement required principal payments of $1,250 in 2010, $5,250 in 2011, $6,250 in 2012, $7,000 in 2013 with the balance being paid in 2014. Borrowings under the Prior Term Loan Agreement, which was replaced on August 2, 2011 as described below, bore interest at the Company’s option of ABR Loan (defined as the greater of the Federal funds rate, the adjusted one month LIBOR rate or 3%) plus 8% or LIBOR plus 9%, with LIBOR having a floor of 2%. The Prior Term Loan Agreement contained various covenants that required the maintenance of certain financial ratios, as described in the Prior Term Loan Agreement, and also contained customary events of default. Balances outstanding on the term note were secured by a second lien on trade receivables and inventory, as well as a first lien on all other assets of the Company. This Prior Term Loan Agreement was issued with an OID of $2,250, which is classified with the debt and charged to interest expense, using the effective interest method.

On October 22, 2010, the Company issued $15,000 of unsecured PIK notes (the “PIK Notes”) due October 22, 2014. The PIK Notes, which were replaced on August 2, 2011 as described below, bore interest at 20% and accrued interest every six months. The balance at December 30, 2011 was $15,500, which included accrued interest. The PIK Notes contained various covenants that required the maintenance of certain financial ratios, as described in the note agreement, and customary events of default.

On August 2, 2011, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50,000 (the loans thereunder, the “Revolving Credit Loans” and, collectively with the Term Loans, the “Loans”), of which up to $2,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of the Revolving Credit Facility in an amount up to $20,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the Revolving Credit Facility portion of the Credit Agreement are subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

On August 2, 2011, the Borrowers incurred $30,000 in borrowings under the Term Loan Facility of the Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s IPO. The final maturity of the Term Loans is August 2, 2015. Subject to adjustment for prepayments, the Company is required to make monthly principal payments on the Term Loans equal to $500, with the remaining balance due upon maturity.

On August 2, 2011, the Borrowers incurred approximately $14,000 in borrowings under the Revolving Credit Facility portion of the Credit Agreement to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s IPO. During the remainder of 2011, borrowings under the Revolving Credit Facility portion of the Credit Agreement were for Capital Expenditures (as defined in the Credit Agreement), Permitted Acquisitions (as defined in the Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on August 2, 2015 and any Revolving Credit Loans then outstanding will be payable in full at that time.

The Credit Facilities are jointly and severally guaranteed by the Borrowers and the Guarantors, including the Company. In addition, the Credit Agreement is secured pursuant to a Pledge and Security Agreement, dated as of August 2, 2011, by first priority liens on substantially all of the Borrowers’ and each Guarantor’s assets and includes a pledge of the equity interests of each of the Company’s subsidiaries. Borrowings under the Credit Facilities will bear interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for Revolving Credit Loans or 2.0% for Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 2.25% for Revolving Credit Loans or 4.0% for Term Loans. The Chase Bank floating rate means the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes; provided that such rate shall never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate is the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

The Credit Agreement includes negative covenants that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the Credit Agreement) on a trailing twelve month basis not be less than 1.15 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to its consolidated EBITDA for the then trailing twelve months be greater than (A) 2.75 to 1.00 for any fiscal month ending in the Company’s 2011 or 2012 fiscal years, (B) 2.50 to 1.00 for any fiscal month ending in the Company’s 2013 fiscal year and (C) 2.25 to 1.00 for any fiscal month ending in the Company’s 2014 fiscal year or thereafter.

The Credit Agreement also contains customary representations and warranties that must be accurate in order for the Borrowers to borrow under the Revolving Credit Facility. In addition, the Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Credit Facilities to be in full force and effect, and a change of control. If an event of default occurs and is continuing, the Borrowers may be required immediately to repay all amounts outstanding under the Credit Agreement. Lenders holding at least 66 2/3% of the loans and commitments under the Credit Agreement may elect to accelerate the maturity of the loans and/or terminate the commitments under the Credit Agreement upon the occurrence and during the continuation of an event of default.

As of December 30, 2011, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement and the Company had reserved $120 of the Revolver for the issuance of a letter of credit.

Note 11 – Stockholders Equity

On July 27, 2011, the Company completed a reorganization in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc., a Delaware corporation (the “Conversion”). As part of the Conversion, the Company issued 16,000,000 shares of common stock, and each holder of the Company’s Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the Conversion, 445,056 shares were restricted shares of the Company’s common stock issued upon conversion of the Company’s Class C units that had not vested as of the date the Company consummated the Conversion.

On August 2, 2011, the Company completed the initial public offering of shares of the Company’s common stock. The Company issued 4,666,667 shares in the offering, and existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Credit Agreement, to repay all of the Company’s loans outstanding under the Company’s previous debt instruments, including any accrued and unpaid interest, call premiums and unamortized OID.

Equity Incentive Plan

The Company has adopted the 2011 Omnibus Equity Incentive Plan (the “Equity Plan”). The purpose of the Equity Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining key officers, employees and directors; (ii) motivating such individuals by means of performance related incentives to achieve long-range performance goals; (iii) enabling such individuals to participate in the long-term growth and financial success of the Company; (iv) encouraging ownership of stock in the Company by such individuals; and (v) linking their compensation to the long-term interests of the Company and its stockholders.

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (‘SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 30, 2011 there were 1,537,682 shares available for grant.

On August 2, 2011, the Company granted RSAs totaling 206,666 shares to two employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately resulting in a compensation charge of $1,861 and the remainder of the awards, a total of 103,333 shares, will vest in equal amounts on each of the next four anniversary dates of the grant of which $193 was recognized as compensation expense during fiscal 2011. The employees surrendered 38,395 of the shares that vested on August 2, 2011 to the Company to satisfy their payroll tax liabilities with respect to the portion of the award that vested immediately.

On November 2, 2011, the Company granted RSAs totaling 5,652 shares to its four independent directors which vest on the date of the first annual stockholders’ meeting. These shares were valued at $14.30 each (the closing price of our common stock on November 2, 2011). For fiscal 2011 the Company recognized $43 in non-cash compensation related to these grants. The remaining value of these shares, $38, will be recognized as expense during the first and second quarters of fiscal 2012.

The Company has not issued any type of equity award other than RSAs under the Equity Plan.

Note 12 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 30, 2011, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2012	$1,671	$1,929	$3,393	$566	$7,559
2013	1,729	1,440	2,850	414	6,433
2014	1,663	1,341	2,376	185	5,565
2015	—	1,359	1,695	—	3,054
2016	—	797	1,399	—	2,196
Thereafter	—	916	1,914	—	2,830

Total minimum lease payments	$5,063	$7,782	$13,627	$1,165	$27,637

Total rent expense for operating leases for the years ended December 30, 2011, December 24, 2010 and December 25, 2009 was $8,634, $7,241 and $7,066, respectively. One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from an entity controlled by the Company’s founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland USA Corporation and two of the Company’s other subsidiaries are required to act as guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $11,200 at December 30, 2011. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland USA Corporation to December 2014. On July 1, 2005, the Company entered into a Consent and Conditional Release Agreement releasing the entity guarantors from their respective obligations under the entity guarantees. As of December 30, 2011, the Company was in compliance with the conditions of the release.

Note 13 – Income Taxes

The provision for income taxes consists of the following for the years ended December 30, 2011, December 24, 2010, and December 25, 2009:

	December 30, 2011		December 24, 2010		December 25, 2009
Current income tax expense (benefit)	$		$		$
Federal		3,392		4,035		1,908
State		1,047		1,002		(64)

Total current income tax expense		4,439		5,037		1,844

Deferred income tax expense (benefit)
Federal		877		(1,983)		316
State		287		(487)		53

Total deferred income tax expense (benefit)		1,164		(2,470)		369

Total income tax expense		$5,603		$2,567		$2,213

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the years ended December 30, 2011, December 24, 2010, and December 25, 2009 are set forth and quantified as follows:

	December 30, 2011	December 24, 2010	December 25, 2009
Statutory U.S. Federal tax	$4,522	$6,270	$3,799
Differences due to:
Non-taxable operating results	—	(1,792)	(987)
Other permanent differences	111	114	78
State and local taxes, net of federal benefit	880	548	419
Change to C-Corp status	—	(2,744)	—
Change in prior year tax estimate	—	411	(966)
Other, net	90	(240)	(130)

	$5,603	$2,567	$2,213

Deferred tax assets and liabilities at December 30, 2011 and December 24, 2010 consist of the following:

	December 30, 2011	December 24, 2010
Current deferred tax assets:
Receivables and inventory	$1,832	$1,562
Unrealized loss on swap	—	35
Paid time off accrual	274	325
Other	54	224

Current deferred tax assets	2,160	2,146
Current deferred tax liabilities:
Deduction of prepaid expenses	(702)	(495)
Other	(10)

Current deferred taxes, net	$1,448	$1,651

Non-current deferred tax assets:
Goodwill	$1,424	$2,263
Rent accrual	485	629
Reserve on deposits	—	—
Other	4	25

Non-current deferred tax asset	1,913	2,917
Non-current deferred tax liabilities:
Property & equipment	(512)	(555)

Non-current deferred tax liabilities	(512)	(555)

Non-current deferred tax asset, net	$1,401	$2,362

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions. For Federal income tax purposes, the 2008 through 2011 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2011. For state tax purposes, the 2008 through 2011 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 30, 2011 and December 24, 2010, the Company had no uncertain tax positions.

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers the 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2011, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary. Matching contributions begin vesting after two years and are fully vested after six years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $300 for fiscal 2011.

Note 15 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are owned by entities owned 100% by Christopher Pappas, John Pappas and Dean Facatselis and are deemed to be affiliates of these individuals. Expense related to the above facilities was $1,537 for each of the years ended December 30, 2011, December 24, 2010, and December 25, 2009.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $2,800 of products from us during fiscal 2011. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $238 of products from us during fiscal 2011. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

John Pappas’s brother-in-law, Constantine Papataros, is one of our employees. We paid him approximately $182 in total compensation in fiscal 2011.

Note 16 – Product Information

The Company offers a full line of products to its customers. The sales mix for the principal product categories for each of the 2011, 2010 and 2009 fiscal years is as follows:

	December 30, 2011	December 24, 2010	December 25, 2009
Dry Goods	$106,859	$86,413	$70,456
Center of Plate	77,175	70,655	57,969
Cheeses	61,238	49,283	40,764
Pastries and other Bakery Products	53,851	44,259	37,162
Oils and Vinegars	47,485	39,065	34,216
Dairy Products	44,215	33,290	25,334
Kitchen Supplies	9,809	7,153	5,171

Total	$400,632	$330,118	$271,072

Note 17 – Valuation Reserves

A summary of the activity in the allowance for doubtful accounts appears below:

	December 30, 2011	December 24, 2010	December 25, 2009
Balance at beginning of period	$2,400	$2,150	$1,800
Charged to costs and expenses	1,189	1,042	1,477
Customer accounts written off, net of recoveries	(689)	(792)	(1,127)

Balance at end of period	$2,900	$2,400	$2,150

A summary of activity in the inventory valuation reserve appears below:

	December 30, 2011	December 24, 2010	December 25, 2009
Balance at beginning of period	$570	$525	$575
Charged to costs and expenses	1,460	1,191	1,046
Inventory written off	(1,455)	(1,146)	(1,096)

Balance at end of period	$575	$570	$525

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 30, 2011 and December 24, 2010 are as follows:

	March 25, 2011	June 24, 2011	Sept. 23, 2011	Dec. 30, 2011
Revenue	$83,183	$99,255	$101,681	$116,513
Gross profit	22,035	26,255	26,630	31,014
Operating profit	5,059	7,704	5,340	9,696
Income (loss) before income taxes	1,687	4,361	(1,909)	9,165
Net income (loss)	1,020	2,653	(1,185)	5,210
Net income (loss) attributable to common stockholders	1,020	2,653	(1,185)	5,210
Basic net income (loss) per share	0.07	0.17	(0.06)	0.25
Diluted net income (loss) per share	0.06	0.17	(0.06)	0.25

	March 26, 2010	June 25, 2010	Sept. 24, 2010	Dec. 24, 2010
Revenue	$70,000	$83,613	$84,928	$91,576
Gross profit	17,983	21,943	22,063	23,789
Operating profit	3,030	5,603	6,253	6,684
Income before income taxes	2,586	5,339	6,009	4,507
Net income	1,536	4,289	4,409	5,640
Net income attributable to common stockholders	356	3,109	3,087	(17,230)
Basic net income (loss) per share	0.02	0.14	0.14	(0.98)
Diluted net income (loss) per share	0.02	0.13	0.13	(0.98)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Proposal 5 – Approval of The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Procedures for Pre-approval of Independent Auditor Services” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules – Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Sublease between A.L. Bazzini Co., Inc. and Dairyland USA Corporation, dated as of April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed on June 8, 2011).

10.2	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.3	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

10.4*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.5*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.6*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.7*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and Kenneth Clark, dated as of March 6, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A filed on June 8, 2011).

10.8*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on June 8, 2011).

Exhibit No.	Description

10.9*	Amended letter agreement between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of June 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1/A filed on July 1, 2011).

10.10*	Employee Confidentiality, Non-Solicit, Non-Interference, Non-Compete and Severance Agreement by and between Chefs’ Warehouse Holdings, LLC, The Chefs’ Warehouse, LLC, Dairyland USA Corporation, and James Wagner, dated as of April 16, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A filed on July 1, 2011).

10.11*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.12*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.13*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

10.14*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.15*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.16*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.17*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.21	Credit Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2011).

10.22	Pledge and Security Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2011).

10.23*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

21	Subsidiaries of the Company.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2012.

THE CHEFS’ WAREHOUSE, INC.

March 29, 2012	/s/ CHRISTOPHER PAPPAS
Christopher Pappas Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ CHRISTOPHER PAPPAS Christopher Pappas	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2012

/S/ KENNETH CLARK Kenneth Clark	Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2012

/S/ JOHN PAPPAS John Pappas	Director and Vice Chairman	March 29, 2012

/S/ DEAN FACATSELIS Dean Facatselis	Director	March 29, 2012

Signature	Capacity	Date

/S/ JOHN A. COURI John A. Couri	Director	March 29, 2012

/S/ L. KEVIN COX L. Kevin Cox	Director	March 29, 2012

/S/ JOHN D. AUSTIN John D. Austin	Director	March 29, 2012

/S/ STEPHEN HANSON Stephen Hanson	Director	March 29, 2012

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Sublease between A.L. Bazzini Co., Inc. and Dairyland USA Corporation, dated as of April 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed on June 8, 2011).

10.2	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.3	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

10.4*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.5*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.6*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.7*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and Kenneth Clark, dated as of March 6, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A filed on June 8, 2011).

10.8*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on June 8, 2011).

10.9*	Amended letter agreement between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of June 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1/A filed on July 1, 2011).

10.10*	Employee Confidentiality, Non-Solicit, Non-Interference, Non-Compete and Severance Agreement by and between Chefs’ Warehouse Holdings, LLC, The Chefs’ Warehouse, LLC, Dairyland USA Corporation, and James Wagner, dated as of April 16, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1/A filed on July 1, 2011).

10.11*	Letter Agreement between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.12*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

Exhibit No.	Description

10.13*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

10.14*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.15*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.16*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.17*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.21	Credit Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2011).

10.22	Pledge and Security Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2011).

10.23*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

Exhibit No.	Description

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement