Form 10-Q
period 2012-03-30
Chefs' Warehouse, Inc.
filed 2012-05-11
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Number of shares of common stock, par value $.01 per share, outstanding at May 1, 2012: 20,917,309

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel costs and expectations regarding the use of fuel surcharges; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2012 (UNAUDITED)	December 30, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,045	$2,033
Accounts receivable, net of allowance of $2,919 in 2012 and $2,900 in 2011	39,466	42,876
Inventories, net	23,122	23,873
Deferred taxes, net	1,423	1,448
Prepaid expenses and other current assets	3,093	3,364

Total current assets	69,149	73,594
Equipment and leasehold improvements, net	5,666	5,379
Software costs, net	345	355
Goodwill	20,590	20,590
Intangible assets, net	4,943	5,115
Deferred taxes	1,235	1,401
Other assets	1,406	1,444

Total assets	$103,334	$107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,375	$30,371
Accrued liabilities	3,702	3,839
Accrued compensation	2,330	3,508
Current portion of long-term debt	6,111	6,107

Total current liabilities	40,518	43,825
Long-term debt, net of current portion	35,536	39,590
Other liabilities and deferred credits	820	893

Total liabilities	76,874	84,308

Commitments and contingencies
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 30, 2012 and December 30, 2011	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 20,917,309 and 20,840,590 shares issued and outstanding March 30, 2012 and December 30, 2011, respectively	209	208
Additional paid in capital	20,063	19,806
Retained earnings	6,188	3,556

Stockholders’ equity	26,460	23,570

Total liabilities and stockholders’ equity	$103,334	$107,878

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	March 30, 2012	March 25, 2011
Net revenues	$98,069	$83,183
Cost of sales	72,020	61,148

Gross profit	26,049	22,035
Operating expenses	20,991	16,976

Operating profit	5,058	5,059
Interest expense	549	3,450
Loss on asset disposal	—	3
Gain on fluctuation of interest rate swap	—	(81)

Income before income taxes	4,509	1,687
Provision for income tax expense	1,876	667

Net income	$2,633	$1,020

Net income per share:
Basic	$0.13	$0.07
Diluted	$0.13	$0.06

Weighted average common shares outstanding:
Basic	20,511,353	15,455,824
Diluted	20,896,071	16,000,000

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Week Period Ended
	March 30, 2012	March 25, 2011
Cash flows from operating activities:
Net income	$2,633	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	322
Provision for allowance for doubtful accounts	194	279
Original issue discount amortization	—	182
Deferred credits	(92)	(98)
Deferred taxes	191	214
Unrealized gain on interest rate swap	—	(81)
Unrealized gain on forward contracts	—	(310)
Accrual of paid in kind interest	—	750
Amortization of deferred financing fees	73	320
Stock compensation	258	—
Loss on asset disposal	—	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,217	(302)
Inventories	751	(843)
Prepaid expenses and other current assets	271	1,009
Accounts payable and accrued liabilities	(3,293)	721
Other assets	(35)	(50)

Net cash provided by operating activities	4,774	3,136

Cash flows from investing activities:
Capital expenditures	(712)	(389)

Net cash used in investing activities	(712)	(389)

Cash flows from financing activities:
Payment of debt	(3,027)	(1,351)
Borrowings under revolving credit line	100,643	81,706
Payments under revolving credit line	(101,666)	(84,224)

Net cash used in financing activities	(4,050)	(3,869)

Net increase (decrease) in cash and cash equivalents	12	(1,122)
Cash and cash equivalents-beginning of period	2,033	1,978

Cash and cash equivalents-end of period	$2,045	$856

Supplemental cash flow disclosures:
Cash paid for income taxes	$1,353	$151
Cash paid for interest	$456	$1,695

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. In 2011, this resulted in a 53-week year ending December 30, 2011. The Company operates in one segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores.

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

On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the IPO, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the IPO of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under the Company’s senior secured credit facility, that the Company entered into on August 2, 2011, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest and call premiums.

Consolidation

The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC (a wholly-owned subsidiary of Dairyland), a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC, a New York limited liability company engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC. Dairyland owns 100% of Dairyland HP LLC. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 30, 2011 filed as part of the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks ended March 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Financial Accounting Standards

Fair Value Measurements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. We adopted ASU 2011-04 in the first quarter of fiscal 2012 and it did not have a material effect on our financial statements.

Comprehensive Income. In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This statement eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and it did not have any material effect on our financial statements.

Testing Goodwill for Impairment. In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This statement eliminates the need to perform first stage goodwill impairment testing if, through assessing qualitative factors, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 in the first quarter of fiscal 2012 and it did not have a material effect on our financial statements.

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per unit/share:

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

	13 Weeks Ended
	March 30, 2012	March 25, 2011
Net income	$2,633	$1,020

Net income per share/unit :
Basic	$0.13	$0.07
Diluted	$0.13	$0.06
Weighted average common shares/units outstanding (1):
Basic	20,511,353	15,455,824
Diluted	20,896,071	16,000,000

(1)	Adjusted to reflect effect of reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 1).

Reconciliation of earnings per common share/unit:

	13 Weeks Ended
	March 30, 2012	March 25, 2011
Numerator:
Net income	$2,633	$1,020
Denominator:

Weighted average basic common shares/units outstanding	20,511,353	15,455,824
Dilutive effect of unvested common shares/units	384,718	544,176

Weighted average diluted common shares/units outstanding	20,896,071	16,000,000

Note 3—Derivatives

Derivatives are carried as assets or liabilities at their fair values in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”. During 2012 we entered into a derivative contract which did not qualify for hedge accounting. In prior years we entered into two derivative contracts, neither of which qualified for hedge accounting. The gains and losses on these instruments, due to changes in fair value, are recognized in our condensed consolidated statements of operations.

In February 2012 we purchased an out of the money Brent Crude Option as a hedge against potential geo-political disruptions in the Middle East. This option expires on June 11, 2012.

In prior years we entered into an interest rate swap agreement to hedge the exposure on our variable rate debt. This agreement expired in January 2011.

In January 2011, the Company entered into a foreign exchange collar contract to hedge its exposure to variability in the Euro/US Dollar exchange rate. This agreement expired in December 2011. As part of its business, the Company regularly imports products from Europe that require payment in Euros. This contract required us to purchase and sell Euros throughout the year to pay for forecasted imports. During fiscal 2011 the collar was used to purchase 3,150 Euros.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Financial Statement Presentation

The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks ended March 30, 2012 and March 25, 2011 was as follows:

	Location of income (expense) recognized	13 Weeks Ended
	on derivative	March 30, 2012	March 25, 2011
Derivatives not designated as hedging instruments:
Foreign currency collars	Cost of sales	—	310
Brent crude oil option	Operating Expenses	1	—
Interest rate swaps	Gain on fluctuation of interest rate swap	—	81

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

Assets and Liabilities Measured at Fair Value

As of March 30, 2012 the only asset or liability we had measured at fair value was our Brent crude oil option. This instrument is a Level 2 derivative that is measured at fair value on a recurring basis. As this instrument is not designated as a hedge, the changes in the fair value are reflected in our condensed consolidated statements of operations. As of March 30, 2012 the crude oil hedge had a fair value of $18 which was reflected in prepaid expenses and other current assets. There were no assets or liabilities reflected at fair value as of December 30, 2011.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of March 30, 2012 and December 30, 2011, as these instruments had variable interest rates that reflected current market rates.

Note 5—Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition.

On November 7, 2011, the Company purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. The Company financed the purchase price with borrowings under its senior secured revolving credit facility existing at that time. During the fourth quarter of fiscal 2011, the Company expensed $20 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Provvista’s assets is not required to be included in these financial statements, since the effects of the acquisition are not material to our financial statements. The Company completed a valuation of the tangible and intangible assets of Provvista. These assets were valued at fair value using Level 3 inputs. Goodwill for the Provvista acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships which will be amortized over thirteen years and trademarks which will be amortized over two years. The Company expects to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, the Company completed its acquisition of certain assets of Harry Wils & Co., a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils & Co. were immediately combined with the Company’s existing New York operations. The Company financed the purchase price for these assets with borrowings under its then-existing senior secured credit facilities. During the second quarter of fiscal 2011, the Company expensed $55 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Harry Wils & Co. is not required to be included in these financial statements, since the effects of the acquisition are not material to our financial statements. The Company completed a valuation of the intangible assets of Harry Wils & Co. These assets were valued at fair value using Level 3 inputs. Goodwill for the Harry Wils & Co. acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships, which will be amortized over 10.5 years.

The table below details the assets and liabilities acquired as part of the acquisitions of Provvista as of November 7, 2011 and Harry Wils & Co. as of June 24, 2011.

	Provvista Specialty Foods, Inc.	Harry Wils & Co.
Current assets	$3,107	$1,187
Customer relationships	1,707	2,753
Trademarks	300	—
Goodwill	4,143	4,968
Fixed assets	100	—
Current liabilities	(508)	—

Purchase price	$8,849	$8,908

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Note 6—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $550 and $575 at March 30, 2012 and December 30, 2011, respectively.

Note 7—Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 30, 2012	December 30, 2011
Machinery and equipment	5-10 years	$5,598	$5,598
Computers, data processing and other equipment	3-7 years	4,326	3,941
Leasehold improvements	7-15 years	6,700	5,622
Furniture and fixtures	7 years	560	557
Vehicles	5 years	496	496
Other	7 years	85	85
Construction-in-process		164	956

		17,929	17,255
Less: accumulated depreciation and amortization		(12,263)	(11,876)

Equipment and leasehold improvements, net		$5,666	$5,379

During the fourth quarter of fiscal 2011, the Company entered into a capital lease for computer equipment. As of March 30, 2012, the gross value of assets under capital lease totaled $342. The Company recorded depreciation of $28 on these assets during the 13 weeks ended March 30, 2012.

Depreciation expense on equipment and leasehold improvements was $359 and $271 for the 13 weeks ended March 30, 2012 and March 25, 2011, respectively.

Gross capitalized software costs were $1,457 and $1,420 at March 30, 2012 and December 30, 2011, respectively. Capitalized software is recorded net of accumulated amortization of $1,112 and $1,065 at March 30, 2012 and December 30, 2011, respectively. Depreciation expense on software was $47 and $51 for the 13 weeks ended March 30, 2012 and March 25, 2011, respectively.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Note 8—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2010	$11,479
Goodwill acquired during the year	9,111

Carrying amount as of December 30, 2011	20,590
Goodwill acquired during the year	—

Carrying amount as of March 30, 2012	$20,590

Other intangible assets consist of customer relationships being amortized over a period ranging from six to thirteen years, and trademarks being amortized over a period of two years. Other intangible assets were comprised of the following at March 30, 2012 and December 30, 2011:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer Relationships 2012	124 months	$5,231	$(526)	$4,705
Trademarks 2012	19 months	$300	$(62)	$238

Total	118 months	$5,531	$(588)	$4,943

Customer Relationships 2011	127 months	$5,231	$(391)	$4,840
Trademarks 2011	22 months	$300	$(25)	$275

Total	121 months	$5,531	$(416)	$5,115

Amortization expense for other intangibles was $172 and $29 for the 13 weeks ended March 30, 2012 and March 25, 2011, respectively.

Estimated amortization expense for other intangibles for the twelve months ended December 28, 2012 and each of the next four fiscal years and thereafter is as follows:

2012	$645
2013	601
2014	476
2015	474
2016	468
Thereafter	2,451

Total	$5,115

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Note 9—Debt Obligations

Debt obligations as of March 30, 2012 and December 30, 2011 consisted of the following:

	March 30, 2012	December 30, 2011
Revolving credit facility	$16,358	$17,382
Term loan	25,000	28,000
Capital lease	289	315

Total debt obligations	41,647	45,697

Less: current installments	(6,111)	(6,107)
Total debt obligations excluding current installments	$35,536	$39,590

On August 2, 2011, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “IPO Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The IPO Credit Agreement provided for a senior secured term loan facility (the “IPO Term Loan Facility”) in the aggregate amount of up to $30,000 (the loans thereunder, the “IPO Term Loans”) and a senior secured revolving loan facility (the “IPO Revolving Credit Facility” and, together with the IPO Term Loan Facility, the “IPO Credit Facilities”) of up to an aggregate amount of $50,000 (the loans thereunder, the “IPO Revolving Credit Loans” and, collectively with the IPO Term Loans, the “IPO Loans”), of which up to $2,000 was available for letters of credit and up to $3,000 was available for short-term borrowings on a swingline basis. The IPO Credit Agreement also provided that the Borrowers could, at their option, increase the aggregate amount of the IPO Revolving Credit Facility in an amount up to $20,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. Unutilized commitments under the IPO Revolving Credit Facility portion of the IPO Credit Agreement were subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum was payable on the face amount of each letter of credit issued under the IPO Credit Facilities.

The IPO Credit Facilities were jointly and severally guaranteed by the Borrowers and the Guarantors, including the Company. In addition, the IPO Credit Agreement was secured pursuant to a pledge and security agreement, dated as of August 2, 2011, by first priority liens on substantially all the Borrowers’ and each Guarantor’s assets and included a pledge of the equity interests of each of the Company’s subsidiaries.

As of March 30, 2012, the Borrowers and Guarantors were in compliance with all debt covenants under the IPO Credit Agreement and the Company had reserved $120 of the IPO Revolving Credit Facility for the issuance of a letter of credit.

On April 25, 2012 the Company entered into a new senior secured credit facility, which is described in more detail below (See Note 12).

Note 10—Stockholders’ Equity

On January 12, 2012, we granted restricted share awards totaling 54,719 shares to our senior executives and other officers. Of these shares, 23,551 shares are time-based grants with awards vesting in equal amounts on each of the first four anniversary dates of the grant and 31,168 shares are performance-based grants with the awards vesting in equal amounts on each of the first three anniversary dates of the grant, subject to the Company attaining certain fully diluted earnings per share targets. These awards were valued at $17.16, representing the closing price of the Company’s common stock on January 12, 2012. During the 13 weeks ended March 30, 2012, the Company recognized compensation expense totaling $25 on the time-based grants and $82 on the performance-based grants.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

On February 27, 2012, we granted restricted share awards totaling 22,000 shares to a number of our employees. The awards were valued at $19.72 per share, representing the closing price of the Company’s stock on February 27, 2012. The awards will vest in equal amounts on each of the first four anniversary dates of the grant of which $9 was recognized as compensation expense for the 13 weeks ended March 30, 2012.

During the quarter ended March 30, 2012 we recognized compensation expense totaling $142 for restricted share awards issued in fiscal 2011 to our employees and independent outside directors.

As of March 30, 2012 there were 1,460,963 shares available for grant in the 2011 Omnibus Equity Incentive Plan.

Note 11—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $384 during the quarter ended March 30, 2012. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $11,039 at March 30, 2012. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $770 of products from us during the quarter ended March 30, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and were materially consistent with those of other customers with similar volumes and purchasing patterns.

Note 12—Subsequent Events

Praml Transaction

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation, for approximately $19,500 in cash. The purchase price paid for the outstanding common stock of Praml is subject to a post-closing working capital adjustment. The Company financed the purchase price paid for the outstanding common stock of Praml with borrowings under the New Credit Facilities (as defined below).

Lease Agreement for New York City Distribution Facility

On April 26, 2012 (the “Lease Commencement Date”), Dairyland HP LLC (“DHP”), a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company, entered into an Agreement of Lease (the “Lease Agreement”) with The City of New York, a municipal corporation of the State of New York, acting by and through its Department of Small Business Services (the “City”).

Under the Lease Agreement, from the Lease Commencement Date until May 31, 2013, which is the anticipated full vacate date (the “Full Vacate Date”), DHP will lease from the City a substantial portion of the warehouse facility (the “Facility”) located at 200-240 Food Center Drive, Bronx, New York 10474 (the “Land”), as well as a rail shed consisting of approximately 57,803 square feet (the “Rail Shed”) and a portion of the exterior areas on the Land containing an area sufficient to meet all applicable

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

zoning, parking and other rules and ordinances (collectively, the “Initial Premises”). Following the Full Vacate Date, DHP will lease from the City all of the approximately 176,406 square feet of the Facility, the Rail Shed and all of the exterior areas on the Land (collectively, the “Final Premises” and together with the Initial Premises, the “Premises”). The Facility will house an expanded distribution facility for the Company’s New York City operations. Dairyland currently leases a portion of the Premises pursuant to a Sublease Agreement with A.L. Bazzini Co., Inc. (the “Existing Sublease”), which agreement was terminated upon DHP’s entering into the Lease Agreement.

The initial term of the Lease Agreement will be for fifteen years from the Lease Commencement Date (the “Initial Term”), with the Company having the option to extend the Lease Agreement for two ten-year renewal terms. DHP also has a right of first offer on the Premises should the City decide to sell the Premises to non-governmental purchasers in a competitive process. Base rent under the Lease Agreement is expected to be approximately $69 per month prior to the Full Vacate Date and approximately $110 per month beginning on the Full Vacate Date, subject to certain fixed increases over the course of the Initial Term as set forth in the Lease Agreement and to adjustment based on DHP’s optional expansion of the Facility into the exterior areas of the Land. In addition, throughout the Initial Term, rent abatements will apply at different intervals. Additionally, on the earlier of twelve months following completion of the redevelopment of the Rail Shed (as described in more detail below) and twenty-four months following the Lease Commencement Date, DHP will owe additional monthly rent on the Rail Shed.

Pursuant to the terms of the Lease Agreement, DHP is required to redevelop the Facility, including portions of the exterior areas and the Rail Shed, and must invest at least $7,000 into the redevelopment project. The redevelopment of the Facility must be substantially completed within twenty-four months of the Full Vacate Date, and the redevelopment of the Rail Shed must be substantially completed within thirty-six months of the Full Vacate Date. The Company expects that the redevelopment expenses will be in the range of approximately $15,000 to $20,000, which the Company intends to finance through its borrowings under a New Markets Tax Credit loan, which is described in more detail below, as well as working capital, including by virtue of borrowings under the New Credit Facilities (as defined below).

New Markets Tax Credit Loan Transaction

On April 26, 2012 (the “Loan Commencement Date”), DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., will provide to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Facility and the Rail Shed, which construction is required under the Lease Agreement. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 to induce capital investment in qualified low income communities.

The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days. The Mortgage Note also provides for permitted prepayment of the Mortgage Note, in whole or in part, in $100 increments, after March 15, 2014. The Mortgage Note sets forth a late charge for payments not made within ten days of the due date of 5% of the unpaid amount. Additionally, the Mortgage Note contains customary events of default, including the events of default set forth in a loan agreement, a building loan agreement and a pledge and security agreement entered in connection with the NMTC Loan, and upon an event of default, the full principal balance remaining under the Mortgage Note may be declared immediately due and payable and a default rate equal to 5% over the fixed rate of 1% will be applied to such remaining principal balance.

The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, pursuant to which DHP has granted CLII a first priority secured lien on DHP’s leasehold interest in the Premises, including all improvements made on the Premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements and a lien on all of DHP’s machinery, apparatus, equipment, fittings, trade fixtures and other property purchased with borrowings under the Mortgage Note. All liabilities of and payments by DHP to CLII with respect to the NMTC Loan are guaranteed by the Company, Chefs’ Warehouse Parent, LLC, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC pursuant to the terms of a Joint and Several Guaranty of Payment, dated as of April 26, 2012.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

Senior Secured Credit Facility

On April 25, 2012, the Borrowers and the Guarantors entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto.

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans” and, collectively with the New Term Loans, the “New Loans”), of which up to $1,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the New Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.40%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

On April 25, 2012, the Borrowers incurred $40,000 in borrowings under the New Term Loan Facility of the New Credit Agreement to repay existing borrowings under the IPO Credit Facilities. The final maturity of the New Term Loans is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 per quarter, and the last sixteen quarterly payments equal to $1,500 per quarter, with the remaining balance due upon maturity.

On April 25, 2012, the Borrowers incurred approximately $3,000 in borrowings under the New Revolving Credit Facility portion of the New Credit Agreement to repay borrowings under the IPO Credit Agreement and fees related to the New Credit Facilities. Going forward, borrowings under the New Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the New Revolving Credit Facility expire on April 25, 2017 and any New Revolving Credit Loans then outstanding will be payable in full at that time.

The New Credit Facilities are jointly and severally guaranteed by the Borrowers and the Guarantors, including the Company. In addition, the New Credit Agreement is secured pursuant to a Pledge and Security Agreement, dated as of April 25, 2012, by first priority liens on substantially all of the Borrowers’ and each Guarantor’s assets and includes a pledge of the equity interests of each of the Company’s subsidiaries except Dairyland HP LLC. The collateral does not include, among other things, equity interests in and assets of DHP or owned real property unless it was purchased with borrowings under the New Credit Facilities and had a fair market value at the time of purchase of greater than $1,000.

Borrowings under the New Credit Facilities will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The LIBO Rate is the rate for eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 30, 2012 and for the 13 weeks ended March 30, 2012 and March 25, 2011 is unaudited)

The New Credit Agreement includes negative covenants, in many cases subject to certain carve-outs and dollar limitations, that limit, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions (with a carveout for Permitted Acquisitions (as defined in the New Credit Agreement)). The New Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters not be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) (the “Leverage Ratio”) for the then trailing twelve months be greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012. On July 27, 2011, we converted our company from a Delaware limited liability company, Chefs’ Warehouse Holdings, LLC, into a Delaware corporation, The Chefs’ Warehouse, Inc. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to Chefs’ Warehouse Holdings, LLC and its subsidiaries prior to the conversion date and The Chefs’ Warehouse, Inc. and its subsidiaries on or after the conversion date. All dollar amounts are in thousands.

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

RECENT ACQUISITIONS

Subsequent to the end of our first quarter of 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation, for approximately $19,500 in cash. The purchase price is subject to a post-closing working capital adjustment. The Company financed the purchase price paid for the outstanding common stock of Praml with borrowings under the New Credit Facilities (as defined below). Praml is a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada which services the Las Vegas and Reno markets.

On November 7, 2011, we purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. We financed the purchase price with borrowings under our IPO Credit Facilities (as defined below). We expect Provvista to continue to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, we purchased the inventory of Harry Wils & Co. and certain intangible assets, including Harry Wils & Co.’s customer list and certain intellectual property. Harry Wils & Co. is a specialty foodservice distribution company headquartered in the New York City metropolitan area, and we believe that the purchase of these assets will allow us to increase the number of customers we service in the New York metropolitan area. The purchase price paid to Harry Wils & Co. was approximately $8,900, and we have relocated the inventory purchased to our Bronx, New York distribution facilities. We financed the purchase price for these assets with borrowings under our senior secured credit facilities in place prior to the consummation of our initial public offering (“IPO”).

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open a new distribution facility and pursue selective acquisitions. This continuing improvement of our infrastructure has allowed us to scale the business and historically achieve higher operating margins. Over the last several years, we have increased our distribution capacity to approximately 435,000 square feet in eight facilities. With the consummation of the Praml transaction, we have increased our distribution capacity by 20,000 square feet with the addition of a new leased facility.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced throughout 2011, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we saw in the first quarter of 2012, primarily in our dairy category, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. Prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings. Similarly, prolonged periods of deflation may negatively impact our net sales despite the fact that we are increasing the volume of products we sell to our customers.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended
	March 30, 2012	March 25, 2011
Net sales	100.0%	100.0%
Cost of sales	73.4%	73.5%

Gross profit	26.6%	26.5%
Operating expenses	21.4%	20.4%

Operating income	5.2%	6.1%
Other expense:
Interest expense	0.6%	4.2%
Gain on fluctuation of interest rate swap	—	(0.1)%

Total other expense	0.6%	4.1%

Income before income taxes	4.6%	2.0%
Provision for income taxes	1.9%	0.8%

Net income	2.7%	1.2%

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-control” initiatives, and use of operating cash. These indicators are discussed throughout the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

13 Weeks Ended March 30, 2012 Compared to 13 Weeks Ended March 25, 2011

Net Sales

Our net sales for the 13 weeks ended March 30, 2012 increased approximately 17.9%, or $14,886, to $98,069 from $83,183 for the 13 weeks ended March 25, 2011. Approximately $8,822 of the increase can be attributed to the Harry Wils & Co. and Provvista acquisitions. Approximately $6,064 of the increase is attributable to organic growth. Our revenue growth was compressed by an approximately 173 basis point impact of net deflation and mix during the quarter. This was driven by substantial deflation as well as increased case volumes in our dairy category and ultimately resulted in a compression of revenue of approximately $1,400 in the first quarter of 2012 as compared to the comparable quarter in 2011.

Gross Profit

Gross profit increased approximately 18.2%, or $4,014, to $26,049 for the 13 weeks ended March 30, 2012, from $22,035 for the 13 weeks ended March 25, 2011. Acquisition activity contributed approximately $2,311 of the increase. Gross profit as a percentage of net sales increased by approximately ten basis points to 26.6% for the first quarter of 2012 from 26.5% for the first quarter of 2011.

Operating Expenses

Total operating expenses increased by approximately 23.7% to $20,991 for the quarter ended March 30, 2012 from $16,976 for the quarter ended March 25, 2011. Warehouse, distribution and selling costs increased by approximately $2,630 and accounted for 15.3% of the quarter over quarter increase. Of the increase noted above, recurring operating costs related to recently acquired revenue accounted for $1,387. General and administrative costs increased by approximately $1,385 which is inclusive of $416 of public company related costs and $262 of noncash stock compensation charges.

Operating Income

Operating income remained consistent year over year. As a percentage of net sales, operating income decreased to 5.2% for the quarter ended March 30, 2012 compared to 6.1% for the quarter ended March 25, 2011. The decrease in operating income as a percentage of net sales was driven by higher operating costs as discussed above. We expect that the quarter over quarter impact of many of these higher costs will be reduced in the second and third quarters of fiscal 2012 following the one year anniversary of our IPO.

Other Expense

Total other expense decreased $2,823 to $549 for the 13 weeks ended March 30, 2012 from $3,372 for the 13 weeks ended March 25, 2011. This decrease was attributable to the decrease in interest expense for the 13 weeks ended March 30, 2012 to $549 from $3,450 for the 13 weeks ended March 25, 2011. The decrease in interest expense was the result of debt levels being more than $54,000 lower in the first quarter of fiscal 2012 than the comparable period in 2011, which was the result of paying off debt with funds raised in our IPO on August 2, 2011.

Provision for Income Taxes

For the thirteen weeks ended March 30, 2012, we recorded an effective income tax rate of 41.6%. For the 13 weeks ended March 25, 2011, our effective income tax rate was 39%.

Net Income

Reflecting the factors described above, net income increased $1,613 to $2,633 for the 13 weeks ended March 30, 2012, compared to net income of $1,020 for the 13 weeks ended March 25, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases and trade payables. We believe that our cash on hand and available credit through the revolving credit facility portion of our senior secured credit facilities, as discussed below, is sufficient for our operations and planned capital expenditures over the next twelve months.

IPO Credit Facilities

On August 2, 2011, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “IPO Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. On April 25, 2012, we refinanced our outstanding indebtedness by entering into a new senior secured credit facility which is described in more detail below under the caption “New Credit Facilities”.

The IPO Credit Agreement provided for a senior secured term loan facility (the “IPO Term Loan Facility”) in the aggregate amount of up to $30,000 (the loans thereunder, the “IPO Term Loans”) and a senior secured revolving loan facility (the “IPO Revolving Credit Facility” and, together with the IPO Term Loan Facility, the “IPO Credit Facilities”) of up to an aggregate amount of $50,000 (the loans thereunder, the “IPO Revolving Credit Loans” and, collectively with the IPO Term Loans, the “IPO Loans”), of which up to $2,000 was available for letters of credit and up to $3,000 was available for short-term borrowings on a swingline basis. The IPO Credit Agreement also provided that the Borrowers could, at their option, increase the aggregate amount of the IPO Revolving Credit Facility in an amount up to $20,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. Unutilized commitments under the IPO Revolving Credit Facility portion of the IPO Credit Agreement were subject to a per annum fee of 0.375%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the IPO Credit Facilities.

Borrowings under the IPO Credit Facilities bore interest at the Company’s option of either (i) the Chase Bank floating rate plus the applicable margin of 0.25% for IPO Revolving Credit Loans or 2.0% for IPO Term Loans or (ii) in the case of Eurodollar Borrowings (as defined in the IPO Credit Agreement) the Adjusted LIBO Rate plus the applicable margin of 2.25% for IPO Revolving Credit Loans or 4.0% for IPO Term Loans. The Chase Bank floating rate meant the prime rate of interest announced from time to time by Chase, changing when and as that prime rate changes; provided that such rate couldl never be less than the adjusted one month LIBO Rate on such day. The LIBO Rate was the rate for Eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), two business days prior to the first day of the applicable interest period.

The IPO Credit Agreement included negative covenants that limited, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions. The IPO Credit Agreement also included financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the IPO Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the IPO Credit Agreement) on a trailing twelve month basis not be less than 1.15 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to the Company’s consolidated EBITDA for the then trailing twelve months be greater than (A) 2.75 to 1.00 for any fiscal month ending in the Company’s 2011 or 2012 fiscal years, (B) 2.50 to 1.00 for any fiscal month ending in the Company’s 2013 fiscal year and (C) 2.25 to 1.00 for any fiscal month ending in the Company’s 2014 fiscal year or thereafter.

New Credit Facilities

On April 25, 2012, the Borrowers and the Guarantors entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto.

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans” and, collectively with the New Term Loans, the “New Loans”), of which up to $1,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the New Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.40%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

On April 25, 2012, the Borrowers incurred $40,000 in borrowings under the New Term Loan Facility of the New Credit Agreement to repay existing borrowings under the IPO Credit Facilities. The final maturity of the New Term Loans is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 and the last sixteen quarterly payments equal to $1,500, with the remaining balance due upon maturity.

On April 25, 2012, the Borrowers incurred approximately $3,000 in borrowings under the New Revolving Credit Facility portion of the New Credit Agreement to repay borrowings under the IPO Credit Agreement. Going forward, borrowings under the New Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the New Revolving Credit Facility expire on April 25, 2017 and any New Revolving Credit Loans then outstanding will be payable in full at that time.

Borrowings under the New Credit Facilities will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The LIBO Rate is the rate for eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The New Credit Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters not be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) (the “Leverage Ratio”) for the then trailing twelve months be greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

For more information regarding the New Credit Facilities, See Note 12 to the condensed consolidated financial statements appearing elsewhere in this report.

New Markets Tax Credit Loan Transaction

On April 26, 2012 (the “Loan Commencement Date”), Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of the Company entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., will provide to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement.

Under the NMTC Loan, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. We may prepay the NMTC Loan, in whole or in part, in $100 increments, after March 15, 2014.

Borrowings under the NMTC Loan are secured by a first priority secured lien on DHP’s leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

For more information regarding the NMTC Loan, see Note 12 to the condensed consolidated financial statements appearing elsewhere in this report.

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2012 will be approximately $8,500. The significant increase in projected capital expenditures in 2012 is being driven by the planned renovation and expansion of our newly leased Bronx, New York distribution facility. We expect to finance the capital expenditures associated with the renovation and expansion of this facility, which we expect to range from $15,000 to $20,000, with borrowings under the NMTC Loan and working capital. The portion of the capital expenditures for this project that we expect to incur in fiscal 2012 will be approximately $7,500. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our New Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of our common stock.

Net cash provided by operations was $4,774 for the 13 weeks ended March 30, 2012, an increase of $1,638 from the $3,136 provided by operations for the 13 weeks ended March 25, 2011. The primary reason for the increase was a $1,613 increase in net income. Non-cash adjustments decreased by $351, primarily due to the elimination of PIK interest and our interest rate swap. The impact of the non-cash adjustments was offset by a net increase of cash provided by changes in working capital.

Net cash used in investing activities was $712 for the 13 weeks ended March 30, 2012, an increase of $323 from the $389 used in investing activities for the 13 weeks ended March 25, 2011. The increase was due to an increase in capital expenditures consisting of costs related to the roll out of our warehouse management system, the completion of the build-out of our new Florida warehouse and general IT related expenditures.

Net cash used in financing activities was $4,050 for the 13 weeks ended March 30, 2012, an increase of $181 from the $3,869 used in financing activities for the 13 weeks ended March 25, 2011.

Seasonality

Generally, we do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for natural products, supply shortages and general economic conditions.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation or deflation on food, labor, energy and occupancy costs can significantly affect the profitability of our operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves and (vi) income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $39,466 and $42,876, net of the allowance for doubtful accounts of $2,919 and $2,900, as of March 30, 2012 and December 30, 2011, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the consolidated level, as we have only a single reporting unit, based on the market capitalization approach. With the adoption of ASU 2011-08 in 2012, the Company will eliminate the need to perform the two-step goodwill impairment test if, through qualitative analysis, the Company is able to determine that it is not more likely than not that the fair value of its single reporting unit is less than its carrying amount. If the Company cannot make this determination it will proceed with the two-step goodwill impairment analysis. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

In accordance with the aggregation criteria of Accounting Standards Codification (“ASC”) 280-10-50-11, we evaluate our goodwill on a consolidated basis using a market capitalization approach. Under this approach fair value is calculated based on the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. There have been no events or changes in circumstances during 2012 or 2011 indicating that the goodwill may be impaired. Total goodwill for each of the periods ending March 30, 2012 and December 30, 2011 was $20,590.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2012 or 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of March 30, 2012 and December 30, 2010 were $4,943 and $5,115, respectively.

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

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a partially self-insured group medical program. The program contains individual as well as aggregate stop loss thresholds. The amount in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Management has discussed the development and selection of these critical accounting policies with our Audit Committee, and the Audit Committee has reviewed the above disclosure. Our condensed consolidated financial statements contain other items that require estimation, but are not as critical as those discussed above. These other items include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our condensed consolidated financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On August 2, 2011, the Borrowers and the Guarantors entered into the IPO Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of March 30, 2012, we had an aggregate $41,358 of indebtedness outstanding under the IPO Credit Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $244 per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2012.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

May 11, 2012	/s/ Kenneth Clark
Date	Kenneth Clark Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.