Form 10-Q
period 2012-06-29
Chefs' Warehouse, Inc.
filed 2012-08-13
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Number of shares of common stock, par value $.01 per share, outstanding at August 1, 2012: 21,010,061

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2012 (UNAUDITED)	December 30, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,436	$2,033
Accounts receivable, net of allowance of $2,815 in 2012 and $2,900 in 2011	44,189	42,876
Inventories, net	27,419	23,873
Deferred taxes, net	1,453	1,448
Prepaid expenses and other current assets	3,879	3,364

Total current assets	79,376	73,594

Restricted cash	11,002	—
Equipment and leasehold improvements, net	6,340	5,379
Software costs, net	428	355
Goodwill	30,780	20,590
Intangible assets, net	11,476	5,115
Deferred taxes	978	1,401
Other assets	2,815	1,444

Total assets	$143,195	$107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,754	$30,371
Accrued liabilities	2,632	3,839
Accrued compensation	2,895	3,508
Current portion of long-term debt	4,612	6,107

Total current liabilities	42,893	43,825

Long-term debt, net of current portion	68,254	39,590
Other liabilities and deferred credits	1,028	893

Total liabilities	112,175	84,308

Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 29, 2012 and December 30, 2011	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 20,904,061 and 20,840,590 shares issued and outstanding June 29, 2012 and December 30, 2011, respectively	209	208
Additional paid in capital	20,164	19,806
Retained earnings	10,647	3,556

Stockholders’ equity	31,020	23,570

Total liabilities and stockholders’ equity	$143,195	$107,878

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	June 29, 2012	June 24, 2011
Net revenues	$114,825	$99,255
Cost of sales	84,354	73,000

Gross profit	30,471	26,255
Operating expenses	21,954	18,551

Operating profit	8,517	7,704
Interest expense	895	3,343

Income before income taxes	7,622	4,361
Provision for income tax expense	3,163	1,708

Net income	$4,459	$2,653

Net income per share:
Basic	$0.22	$0.17
Diluted	$0.21	$0.17

Weighted average common shares outstanding:
Basic	20,541,234	15,489,100
Diluted	20,884,977	16,000,000

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	26 Week Period Ended
	June 29, 2012	June 24, 2011
Net revenues	$212,894	$182,438
Cost of sales	156,374	134,148

Gross profit	56,520	48,290
Operating expenses	42,945	35,530

Operating profit	13,575	12,760
Interest expense	1,444	6,793
Loss on asset disposal	—	3
Gain on fluctuation of interest rate swap	—	(81)

Income before income taxes	12,131	6,045
Provision for income tax expense	5,039	2,372

Net income	$7,092	$3,673

Net income per share:
Basic	$0.35	$0.24
Diluted	$0.34	$0.23

Weighted average common shares outstanding:
Basic	20,526,293	15,472,463
Diluted	20,876,995	16,000,000

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	26 Week Period Ended
	June 29, 2012	June 24, 2011
Cash flows from operating activities:
Net income	$7,092	$3,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,382	782
Provision for allowance for doubtful accounts	344	540
Original issue discount amortization	—	360
Deferred credits	117	(120)
Deferred taxes	418	291
Unrealized gain on interest rate swap	—	(81)
Unrealized gain on forward contracts	—	(243)
Accrual of paid in kind interest	—	1,550
Write-off of deferred financing fees	237	—
Amortization of deferred financing fees	154	512
Stock compensation	360	—
Loss on asset disposal	—	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(208)	(4,824)
Inventories	(1,680)	(1,683)
Prepaid expenses and other current assets	(515)	1,489
Accounts payable and accrued liabilities	(187)	6,862
Other assets	(7)	(692)

Net cash provided by operating activities	7,507	8,419

Cash flows from investing activities:
Capital expenditures	(1,968)	(823)
Cash paid for acquisitions	(19,548)	(8,908)
Interest income on restricted cash	(2)	—
Proceeds from asset disposals	—	2

Net cash used in investing activities	(21,518)	(9,729)

Cash flows from financing activities:
Payment of debt	(29,054)	(2,773)
Proceeds from new senior secured term loan	40,000	—
Payment of deferred financing fees	(1,755)	—
Borrowings under revolving credit line	160,758	182,477
Payments under revolving credit line	(155,535)	(178,953)

Net cash used in financing activities	14,414	751

Net increase (decrease) in cash and cash equivalents	403	(559)
Cash and cash equivalents-beginning of period	2,033	1,978

Cash and cash equivalents-end of period	$2,436	$1,419

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,307	$1,122
Cash paid for interest	$1,011	$4,470

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

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

On July 27, 2011, the Company completed a reorganization in which the predecessor to the Company, Chefs’ Warehouse Holdings, LLC, was converted into the Company (the “Conversion”). As part of the Conversion the Company issued 16,000,000 shares of common stock. Each holder of the predecessor company’s Class B and Class C units received approximately 0.2942 shares of common stock for each unit of membership interest in Chefs’ Warehouse Holdings, LLC owned by them at the time of the Conversion. Of the total number of shares issued in the Conversion, 445,056 shares were restricted shares of the Company’s common stock issued upon conversion of the Company’s Class C units that had not vested as of the date the Company consummated the Conversion. The effects of this reorganization on the Company’s earnings per share have been reflected for all periods presented retroactively.

On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the IPO, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the IPO of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that were used, together with borrowings under the Company’s senior secured credit facility, that the Company entered into on August 2, 2011, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest and call premiums.

Consolidation

The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC (a wholly-owned subsidiary of Dairyland), a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC, a New York limited liability company (“DHP”) engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC. Dairyland owns 100% of Dairyland HP LLC. Subsequent to June 29, 2012, and as described in more detail in Note 13, the Company acquired 100% of the equity securities of Michael’s Finer Meats, LLC. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 30, 2011 filed as part of the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks and 26 weeks ended June 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per unit/share:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net income	$4,459	$2,653	$7,092	$3,673

Net income per share/unit:

Basic	$0.22	$0.17	$0.35	$0.24
Diluted	$0.21	$0.17	$0.34	$0.23
Weighted average common shares/units outstanding (1):
Basic	20,541,234	15,489,100	20,526,293	15,472,463
Diluted	20,884,977	16,000,000	20,876,995	16,000,000

(1)	Adjusted to reflect the effect of our reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 1).

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Reconciliation of net income per common share/unit:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Numerator:
Net income	$4,459	$2,653	$7,092	$3,673

Denominator:
Weighted average basic common shares/units outstanding	20,541,234	15,489,100	20,526,293	15,472,463
Dilutive effect of unvested common shares/units	343,743	510,900	350,702	527,537

Weighted average diluted common shares/units outstanding	20,884,977	16,000,000	20,876,995	16,000,000

Note 3 – Derivatives

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

In February 2012 we purchased an out of the money Brent Crude Option as a hedge against potential geo-political disruptions in the Middle East. This option expired on June 11, 2012.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Financial Statement Presentation

The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 was as follows:

		13 Weeks Ended		26 Weeks Ended
	Location of income (expense) recognized on derivative	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Derivatives not designated as hedging instruments:
Foreign currency collars	Cost of sales	—	(67)	—	243
Brent crude oil option	Operating expenses	(18)	—	(17)	—
Interest rate swaps	Gain on fluctuation of interest rate swap	—	—	—	81

Note 4 – Fair Value Measurements

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Assets and Liabilities Measured at Fair Value

We had no assets or liabilities reflected at fair value as of June 29, 2012 or December 30, 2011.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of June 29, 2012 and December 30, 2011, as these instruments had variable interest rates that reflected current market rates.

Note 5 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation, for approximately $19,500 in cash. Praml is a leading specialty food service company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under its New Credit Facilities (as defined below). During the second quarter of fiscal 2012, the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements, since the effects of the acquisition are not material to our financial statements. We engaged a third party to perform a formal valuation of the intangible assets of Praml. As of the date of this report, this valuation has not been completed. The financial statements reflect our preliminary estimate of the valuation of the goodwill and intangible assets we acquired in the transaction. These assets were valued at fair value using level 3 inputs. As the valuation is not complete, there may be adjustments to the goodwill and intangible assets other than goodwill initially recorded by the Company. Goodwill for the Praml acquisition is not deductible for tax purposes.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

The table below details the assets and liabilities acquired as part of the acquisitions of Praml as of April 27, 2012, Provvista as of November 7, 2011 and Harry Wils & Co. as of June 24, 2011.

	Praml International, Ltd. (1)	Provvista Specialty Foods, Inc.	Harry Wils & Co.
Current assets	$3,315	$3,107	$1,187
Customer relationships	4,187	1,707	2,753
Trademarks	1,369	300	—
Goodwill	10,190	4,143	4,968
Non-compete agreement	1,254	—	—
Fixed assets	—	100	—
Current liabilities	(767)	(508)	—

Purchase price	$19,548	$8,849	$8,908

(1)	Assets and liabilities acquired for Praml are preliminary and subject to change upon completion of our valuation.

Note 6 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $502 and $575 at June 29, 2012 and December 30, 2011, respectively.

Note 7 – Restricted Cash

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., providedto DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. The proceeds from this loan are reflected as restricted cash on the balance sheet. For more information on the NMTC loan see Note 10.

Note 8 – Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

		As of
	Useful Lives	June 29, 2012	December 30, 2011
Machinery and equipment	5-10 years	$5,613	$5,598
Computers, data processing and other equipment	3-7 years	4,658	3,941
Leasehold improvements	7-15 years	6,781	5,622
Furniture and fixtures	7 years	562	557
Vehicles	5 years	501	496
Other	7 years	85	85
Construction-in-process		850	956

		19,050	17,255
Less: accumulated depreciation and amortization		(12,710)	(11,876)

Equipment and leasehold improvements, net		$6,340	$5,379

During the fourth quarter of fiscal 2011, the Company entered into a capital lease for computer equipment. As of June 29, 2012, the gross value of assets under capital lease totaled $342. The Company recorded depreciation of $28 and $56 on these assets during the 13 and 26 weeks ended June 29, 2012, respectively.

Depreciation expense on equipment and leasehold improvements was $418 and $298 for the 13 weeks ended June 29, 2012 and June 24, 2011, respectively and $777 and $569 for the 26 weeks ended June 29, 2012 and June 24, 2011, respectively.

Gross capitalized software costs were $1,593 and $1,420 at June 29, 2012 and December 30, 2011, respectively. Capitalized software is recorded net of accumulated amortization of $1,165 and $1,065 at June 29, 2012 and December 30, 2011, respectively. Depreciation expense on software was $53 and $41 for the 13 weeks ended June 29, 2012 and June 24, 2011, respectively and $100 and $92 for the 26 weeks ended June 29, 2012 and June 24, 2011, respectively.

During the second quarter of fiscal 2012 the company incurred $895 of interest expense and capitalized $2 of interest related to the build out of its new Bronx, NY distribution facility.

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2010	$11,479
Goodwill acquired during the year	9,111

Carrying amount as of December 30, 2011	20,590
Goodwill acquired during the year	10,190

Carrying amount as of June 29, 2012	$30,780

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Other intangible assets consist of customer relationships being amortized over a period ranging from six to thirteen years, trademarks being amortized over a period ranging from one to twenty years, and non-compete agreements being amortized over a period of six years. Other intangible assets were comprised of the following at June 29, 2012 and December 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
June 29, 2012
Customer Relationships	$9,418	$(711)	$8,707
Non-Compete Agreements	$1,254	$(35)	$1,219
Trademarks	$1,669	$(119)	$1,550

Total	$12,341	$(865)	$11,476

December 30, 2011
Customer Relationships	$5,231	$(391)	$4,840
Trademarks	$300	$(25)	$275

Total	$5,531	$(416)	$5,115

Amortization expense for other intangibles was $277 and $28 for the 13 weeks ended June 29, 2012 and June 24, 2011, respectively and $449 and $57 for the 26 weeks ended June 29, 2012 and June 24, 2011, respectively.

Estimated amortization expense for other intangibles for the twelve months ended December 28, 2012 and each of the next four fiscal years and thereafter is as follows:

2012	$1,112
2013	1,272
2014	1,132
2015	1,129
2016	1,124
Thereafter	6,155

Total	$11,924

Note 10 – Debt Obligations

Debt obligations as of June 29, 2012 and December 30, 2011 consisted of the following:

	June 29, 2012	December 30, 2011
Revolving credit facility	$22,605	$17,382
Term loan	39,000	28,000
New Markets Tax Credit loan	11,000	—
Capital lease	261	315

Total debt obligations	72,866	45,697

Less: current installments	(4,612)	(6,107)
Total debt obligations excluding current installments	$68,254	$39,590

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse, Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”). The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The final maturity of the New Term Loans and New Revolving Credit Facility is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 per quarter, and the last sixteen quarterly payments equal to $1,500 per quarter, with the remaining balance due upon maturity.

The New Credit Facilities are secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of DHP. Borrowings under the New Credit Facilities will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The LIBO Rate is the rate for eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The New Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters not be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the then trailing twelve months be greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

Upon entering into the New Credit Agreement, the Company wrote off deferred financing fees of approximately $237 related to its previous credit facility. As this transaction was considered a modification of existing debt, deferred financing fees from our previous credit facility of approximately $773 will be amortized over the life of the New Credit Agreement.

On April 26, 2012 (the “Loan Commencement Date”), DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, NY facility, which construction is required under the Lease Agreement. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

As of June 29, 2012, the Borrowers and Guarantors were in compliance with all debt covenants under the New Credit Agreement and the NMTC Loan and the Company had reserved $120 of the New Revolving Credit Facility for the issuance of a letter of credit.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Note 11 – Stockholders’ Equity

On January 12, 2012, we granted restricted share awards totaling 54,719 shares to our senior executives and other officers. Of these shares, 23,551 shares are time-based grants with awards vesting in equal amounts on each of the first four anniversary dates of the grant and 31,168 shares are performance-based grants with the awards vesting in equal amounts on each of the first three anniversary dates of the grant, subject to the Company attaining certain fully diluted earnings per share targets. These awards were valued at $17.16, representing the closing price of the Company’s common stock on January 12, 2012. During the 13 weeks ended June 29, 2012 the Company reversed $82 of expense previously recognized on performance-based grants because it has been determined that it is not probable that we will reach the fully diluted earnings per share targets for 2012. During the 13 and 26 weeks ended June 29, 2012, the Company recognized compensation expense totaling $15 and $40 on time-based grants of restricted shares.

On February 27, 2012, we granted restricted share awards totaling 22,000 shares to a number of our employees. The awards were valued at $19.72 per share, representing the closing price of the Company’s stock on February 27, 2012. The awards will vest in equal amounts on each of the first four anniversary dates of the grant. During the 13 and 26 weeks ended June 29, 2012, we recognized compensation expense of $27 and $36, respectively with respect to these awards.

On May 17, 2012, the Company granted restricted share awards totaling 7,208 shares to its four independent directors which vest on the date of our 2013 annual stockholders’ meeting. These shares were valued at $20.53 each (the closing price of our common stock on May 17, 2012). The shares issued to John D Austin were forfeited on May 24, 2012 when he resigned from the board of directors. During the 13 and 26 weeks ended June 29, 2012, we recognized expense of $9 related to these grants.

On May 24, 2012, the Company granted restricted share awards totaling 1,948 shares to Dominick Cerbone upon his agreement to join the board of directors. These shares will vest on the date of our 2013 annual stockholders’ meeting. These shares were valued at $18.99 each (the closing price of our common stock on May 24, 2012). During the 13 and 26 weeks ended June 29, 2012, we recognized expense of $3 related to these grants.

During the 13 and 26 weeks ended June 29, 2012 we recognized compensation expense totaling $129 and $272 for restricted share awards issued in fiscal 2011 to our employees and independent outside directors.

As of June 29, 2012 there were 1,465,629 shares available for grant in the 2011 Omnibus Equity Incentive Plan.

Note 12 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $768 during the 26 weeks ended June 29, 2012. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,883 at June 29, 2012. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $1,468 of products from us during the 26 weeks ended June 29, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and were materially consistent with those of other customers with similar volumes and purchasing patterns.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 29, 2012 and for the 13 weeks and 26 weeks ended June 29, 2012 and June 24, 2011 is unaudited)

Note 13 – Subsequent Events

On August 10, 2012, the Company acquired 100% of the equity securities of Michael’s Finer Meats, LLC (“Michael’s”), an approximately $80,000 annual revenue specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $54,300 (subject to customary post-closing working capital adjustments) and was funded with borrowings under the New Revolving Credit Facility.

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

RECENT ACQUISITIONS

On August 10, 2012, subsequent to the period covered by these financial statements, the Company acquired 100% of the equity securities of Michael’s Finer Meats, LLC (“Michael’s”), an approximately $80,000 annual revenue specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $54,300 (subject to customary post-closing working capital adjustments) and was funded with borrowings under the New Revolving Credit Facility.

On April 27, 2012 , we acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation. The purchase price paid to acquire Praml was approximately $19,500 and is subject to a post-closing working capital adjustment. We financed the purchase price paid for the outstanding common stock of Praml with borrowings under the New Credit Facilities (as defined below). Praml is a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada which services the Las Vegas and Reno markets.

On November 7, 2011, we purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. We financed the purchase price with borrowings under our credit facilities that we entered into in connection with our initial public offering that we consummated on August 2, 2011 (“the IPO”). We expect Provvista to continue to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, we purchased the inventory of Harry Wils & Co. and certain intangible assets, including Harry Wils & Co.’s customer list and certain intellectual property. Harry Wils & Co. is a specialty foodservice distribution company headquartered in the New York City metropolitan area, and we believe that the purchase of these assets will allow us to increase the number of customers we service in the New York metropolitan area. The purchase price paid to Harry Wils & Co. was approximately $8,900, and we have relocated the inventory purchased to our Bronx, New York distribution facilities. We financed the purchase price for these assets with borrowings under our senior secured credit facilities in place prior to the consummation of our IPO.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. This continuing improvement of our infrastructure has allowed us to scale the business and historically achieve higher operating margins. Over the last several years, we have increased our distribution capacity to approximately 455,000 square feet in nine facilities.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced throughout 2011, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we saw in the first and second quarters of 2012, primarily in our dairy and cheese categories, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. Prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings. Similarly, prolonged periods of deflation may negatively impact our net sales despite the fact that we are increasing the volume of products we sell to our customers.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.5%	73.5%	73.5%	73.5%

Gross Profit	26.5%	26.5%	26.5%	26.5%
Operating Expenses	19.1%	18.7%	20.2%	19.5%

Operating Income	7.4%	7.8%	6.3%	7.0%
Other expense:
Interest expense	0.8%	3.4%	0.7%	3.7%

Total other expense	0.8%	3.4%	0.7%	3.7%

Income before income taxes	6.6%	4.4%	5.6%	3.3%
Provision for income taxes	2.8%	1.7%	2.4%	1.3%

Net income	3.8%	2.7%	3.2%	2.0%

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

13 Weeks Ended June 29, 2012 Compared to 13 Weeks Ended June 24, 2011

Net Sales

Our net sales for the 13 weeks ended June 29, 2012 increased approximately 15.7%, or $15,570, to $114,825 from $99,255 for the 13 weeks ended June 24, 2011. Acquisitions contributed approximately 12.8% of the 15.7% total sales growth. Both our placements and number of customers continued to grow during the 13 weeks ended June 29, 2012 compared to the 13 weeks ended June 24, 2011, however our cases per placement showed some softening, particularly in June 2012. As a result, organic growth was 2.9% which was negatively impacted by approximately 2.4% of deflation, primarily in the dairy and cheese categories. Based on current trends and prior year pricing, we expect deflation to moderate somewhat in the third and into the fourth quarters of 2012.

Gross Profit

Gross profit increased approximately 16.1%, or $4,217, to $30,472 for the 13 weeks ended June 29, 2012, from $26,255 for the 13 weeks ended June 24, 2011. Despite the impact of deflation on net sales, we were able to slightly improve our overall gross margins. Gross profit margin (gross profit expressed as a percentage of net sales) increased by 9 basis points to 26.5% for the second quarter of 2012 compared to the second quarter of 2011.

Operating Expenses

Total operating expenses increased by approximately 18.3% or $3,403 to $21,954 for the 13 weeks ended June 29, 2012 from $18,551 for the 13 weeks ended June 24, 2011. Warehouse, distribution and selling costs increased approximately $2,283 to $15,869, which included $184 of duplicate rent expense on our Bronx, NY facility. In addition, general and administrative costs increased approximately $1,121 to $6,086 for the 13 weeks ended June 29, 2012, compared to $4,965 for the 13 weeks ended June 24, 2011. The year over year increase in general and administrative costs was primarily as a result of investment in information technology initiatives, stock compensation costs and expenses related to being a public company.

Operating Income

Operating income increased by approximately 10.6% or $813 to $8,517 for the 13 weeks ended June 29, 2012 from $7,704 for the 13 weeks ended June 24, 2011. The increase in operating income is reflective of higher sales levels and improved gross profit margins offsetting higher operating costs. As a percentage of net sales, operating income decreased to 7.4% for the 13 weeks ended June 29, 2012 from 7.8% for the 13 weeks ended June 24, 2011. The decrease in operating income as a percentage of nets sales was driven by higher operating costs as discussed above. We expect that the quarter over quarter impact of many of these higher costs will be reduced in the third and fourth quarter of fiscal 2012 following the one year anniversary of our IPO.

Other Expense

Total other expense decreased $2,448 to $895 for the 13 weeks ended June 29, 2012 from $3,343 for the 13 weeks ended June 24, 2011. This decrease was entirely attributable to a decrease in interest expense. The decrease was due to lower debt levels as a result of the Company’s IPO and lower interest rates on the Company’s post-IPO credit facilities, offset in part by incremental borrowings to fund the Provvista and Praml acquisitions. In addition, the second quarter of 2012 included the write-off of approximately $237 of deferred financing fees in conjunction with the refinancing of the company’s credit facilities in April 2012.

Provision for Income Taxes

For the 13 weeks ended June 29, 2012, we recorded an effective income tax rate of 41.5%. For the 13 weeks ended June 24, 2011, our effective income tax rate was 39.2%.

Net Income

Reflecting the factors described above, net income increased $1,806 to $4,459 for the 13 weeks ended June 29, 2012, compared to net income of $2,653 for the 13 weeks ended June 24, 2011.

26 Weeks Ended June 29, 2012 Compared to 26 Weeks Ended June 24, 2011

Net Sales

Our net sales for the 26 weeks ended June 29, 2012 increased approximately 16.7%, or $30,456, to $212,894 from $182,438 for the 26 weeks ended June 24, 2011. Acquisitions contributed approximately 11.8% of the approximately 16.7% total net sales growth. Both our placements and number of customers continued to grow during the first six months of 2012 compared to the same period in 2011, however our cases per placement showed some softening, particularly in June 2012. As a result, organic growth was 4.9% which was negatively impacted by approximately 2.1% of deflation, primarily in the dairy and cheese categories. Based on current trends and prior year pricing, we expect deflation to moderate somewhat in the third and into the fourth quarters of 2012.

Gross Profit

Gross profit increased approximately 17.0%, or $8,230, to $56,520 for the 26 weeks ended June 29, 2012, from $48,290 for the 26 weeks ended June 24, 2011. Despite the impact of deflation on net sales, we were able to slightly improve our overall gross margins. Gross profit margin increased by eight basis points to 26.5% for the 26 weeks ended June 29, 2012 compared to the 26 weeks ended June 24, 2011.

Operating Expenses

Total operating expenses increased by approximately 20.9%, or $7,415, to $42,945 for the 26 weeks ended June 29, 2012, from $35,530 for the 26 weeks ended June 24, 2011. Warehouse, distribution and selling expenses increased by approximately $4,600 to $30,579, which included $184 of duplicate rent on our Bronx, NY facility. General and administrative costs increased by approximately $2,815 to $12,366 for the 26 weeks ended June 29, 2012, compared to $9,551 for comparable period in 2011, primarily as a result of investment in information technology initiatives, stock compensation costs and expenses related to being a public company.

Operating Income

Operating income increased approximately 6.4% or $815 to $13,575 for the 26 weeks ended June 29, 2012, as compared to $12,760 for the 26 weeks ended June 24, 2011. This increase is reflective of higher sales levels and improved gross profit margins offset, in part, by higher operating expenses for the first 26 weeks of fiscal 2012 as compared to the comparable period in 2011. As a percentage of net sales, operating income decreased to 6.3% for the 26 weeks ended June 29, 2012 from 7.0% for the 26 weeks ended June 24, 2011. The decrease in operating income as a percentage of nets sales was driven by higher operating costs as discussed above. We expect that the impact of many of these higher costs will be reduced in the third and fourth quarter of fiscal 2012 following the one year anniversary of our IPO.

Other Expense

Total other expense decreased $5,271 to $1,444 for the 26 weeks ended June 29, 2012 from $6,715 for the 26 weeks ended June 24, 2011. This decrease was attributable to the decrease in interest expense for the 26 weeks ended June 29, 2012 to $1,444 from $6,793 for the 26 weeks ended June 24, 2011. The decrease was due to lower debt levels as a result of the Company’s IPO in July of 2011 and lower interest rates on the Company’s post-IPO credit facilities, offset in part by incremental borrowings to fund the Provvista and Praml acquisitions. In addition, the second quarter of 2012 included the write-off of approximately $237 of deferred financing fees in conjunction with the refinancing of the company’s credit facilities. We expect that our interest expense in the second half of 2012 will exceed our interest expense in the first half of 2012 as a result of our additional borrowings to finance our acquisition of Michael’s and as our interest expense will no longer benefit from the year-over-year benefit of the lower interest rates on our post-IPO credit facilities.

Provision for Income Taxes

Our effective income tax rate was 41.5% and 39.2% for the 26 weeks ended June 29, 2012 and June 24, 2011, respectively.

Net Income

Reflecting the factors described above, net income increased $3,419 to $7,092 for the 26 weeks ended June 29, 2012, compared to $3,673 for the 26 weeks ended June 24, 2011.

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

New Credit Facilities

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto.

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”), of which up to $1,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. There can be no assurance that additional funding will become available. Unutilized commitments under the New Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.40%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

On April 25, 2012, the Borrowers incurred $40,000 in borrowings under the New Term Loan Facility of the New Credit Agreement to repay existing borrowings under the credit facilities that were put in place in connection with the IPO. The final maturity of the New Term Loans is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 and the last sixteen quarterly payments equal to $1,500, with the remaining balance due upon maturity.

On April 25, 2012, the Borrowers incurred approximately $3,000 in borrowings under the New Revolving Credit Facility portion of the New Credit Agreement to repay borrowings under the credit facilities that were put in place in connection with the IPO. Going forward, borrowings under the New Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the New Revolving Credit Facility expire on April 25, 2017 and any New Revolving Credit Loans then outstanding will be payable in full at that time.

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

The New Credit Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters not be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the then trailing twelve months be no greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

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

For more information regarding the NMTC Loan, see Note 10 to the condensed consolidated financial statements appearing elsewhere in this report.

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2012 will be approximately $8,500. The significant increase in projected capital expenditures in 2012 is being driven by the planned renovation and expansion of our newly leased Bronx, New York distribution facility. We expect to finance the capital expenditures associated with the renovation and expansion of this facility, which we expect to range from $15,000 to $20,000, with borrowings under the NMTC Loan and working capital. The portion of the capital expenditures for this project that we expect to incur in fiscal 2012 is expected to be approximately $7,500. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our New Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of our common stock.

Net cash provided by operations was $7,507 for the 26 weeks ended June 29, 2012, a decrease of $912 from the $8,419 provided by operations for the 26 weeks ended June 24, 2011. The primary reason for the decrease was a $4,434 decrease in cash provided from working capital and other assets offset by a $3,419 increase in net income.

Net cash used in investing activities was $21,518 for the 26 weeks ended June 29, 2012, an increase of $11,787 from the $9,729 used in investing activities for the 26 weeks ended June 24, 2011. The increase was primarily due to the acquisition of Praml International, Ltd in the second quarter of fiscal 2012 which required cash outlays totaling $10,640 more than our acquisition of Harry Wils & Co. in the second quarter of fiscal 2011. The remaining increase can be attributed to increased capital expenditures, primarily due to the initial stages of the build out of our new Bronx, NY distribution facility.

Net cash provided by financing activities was $14,414 for the 26 weeks ended June 29, 2012, an increase of $13,663 from the $751 provided by financing activities for the 26 weeks ended June 24, 2011.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $44,189 and $42,876, net of the allowance for doubtful accounts of $2,815 and $2,900, as of June 29, 2012 and December 30, 2011, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the consolidated level, as we have only a single reporting unit, based on the market capitalization approach. Under this approach fair value is calculated based upon the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. There have been no events or changes in circumstances during 2012 or 2011 indicating that goodwill may be impaired. Total goodwill is $30,780 and $20,590 at June 29, 2012 and December 30, 2011, respectively.

With the adoption of ASU 2011-08, “Testing Goodwill for Impairment”, in 2012, the Company will eliminate the need to perform the two-step goodwill impairment test if, through qualitative analysis, the Company is able to determine that it is not more likely than not that the fair value of its single reporting unit is less than its carrying amount. If the Company cannot make this determination it will proceed with the two-step goodwill impairment analysis. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2012 or 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 29, 2012 and December 30, 2011 were $11,476 and $5,115, respectively.

The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in Accounting Standards Codification (“ASC”) 605-50 (Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2011, the Borrowers and the Guarantors entered into the New Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of June 29, 2012, we had an aggregate $61,605 of indebtedness outstanding under the New Revolving Credit Facility and New Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $363 per annum, holding other variables constant.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this Form 10-Q to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2012.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

August 13, 2012	/s/ John D. Austin
Date	John D. Austin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.