Form 10-Q/A
period 2012-06-29
Chefs' Warehouse, Inc.
filed 2012-09-04
CIK 1517175

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q for the period ended June 29, 2012, filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

*	Previously filed or furnished, as applicable, as an exhibit to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q (File No. 001-35249) filed with the SEC on August 13, 2012.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 4, 2012.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

September 4, 2012	/s/ John D. Austin
Date	John D. Austin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

*	Previously filed or furnished, as applicable, as an exhibit to The Chefs’ Warehouse, Inc. Quarterly Report on Form 10-Q (File No. 001-35249) filed with the SEC on August 13, 2012.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.