Form 10-Q
period 2012-09-28
Chefs' Warehouse, Inc.
filed 2012-11-13
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Number of shares of common stock, par value $.01 per share, outstanding at November 1, 2012: 20,990,503

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the short-term and long-term effects of Hurricane Sandy on the Company’s business and the businesses of the Company’s customers and suppliers; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 29, 2012 and under Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2012 (UNAUDITED)	December 30, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,194	$2,033
Accounts receivable, net of allowance of $2,999 in 2012 and $2,900 in 2011	51,749	42,876
Inventories, net	37,719	23,873
Deferred taxes, net	1,631	1,448
Prepaid expenses and other current assets	6,754	3,364

Total current assets	100,047	73,594

Restricted cash	11,004	—
Equipment and leasehold improvements, net	9,333	5,379
Software costs, net	379	355
Goodwill	43,219	20,590
Intangible assets, net	37,165	5,115
Deferred taxes	855	1,401
Other assets	2,678	1,444

Total assets	$204,680	$107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,148	$30,371
Accrued liabilities	3,689	3,839
Accrued compensation	3,264	3,508
Current portion of long-term debt	5,173	6,107

Total current liabilities	47,274	43,825

Long-term debt, net of current portion	120,798	39,590
Other liabilities and deferred credits	1,142	893

Total liabilities	169,214	84,308

Commitments and contingencies:

Stockholders’ equity:

Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 28, 2012 and December 30, 2011	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 20,990,503 and 20,840,590 shares issued and outstanding September 28, 2012 and December 30, 2011, respectively	210	208
Additional paid in capital	20,793	19,806
Retained earnings	14,463	3,556

Stockholders’ equity	35,466	23,570

Total liabilities and stockholders’ equity	$204,680	$107,878

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	September 28, 2012	September 23, 2011
Net revenues	$124,807	$101,681
Cost of sales	92,430	75,051

Gross profit	32,377	26,630
Operating expenses	25,052	21,290

Operating profit	7,325	5,340
Interest expense	1,010	7,249
Loss on sale of assets	3	—

Income (loss) before income taxes	6,312	(1,909)
Provision for income tax expense (benefit)	2,496	(724)

Net income (loss)	$3,816	$(1,185)

Net income (loss) per share:
Basic	$0.18	$(0.06)
Diluted	$0.18	$(0.06)

Weighted average common shares outstanding:
Basic	20,662,956	18,696,304
Diluted	20,980,019	18,696,304

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	39 Week Period Ended
	September 28, 2012	September 23, 2011
Net revenues	$337,701	$284,118
Cost of sales	248,804	209,199

Gross profit	88,897	74,919
Operating expenses	67,997	56,820

Operating profit	20,900	18,099
Interest expense	2,454	14,042
Loss on sale of assets	3	3
Gain on fluctuation of interest rate swap	—	(81)

Income before income taxes	18,443	4,135
Provision for income tax expense	7,536	1,648

Net income	$10,907	$2,487

Net income per share:
Basic	$0.53	$0.15
Diluted	$0.52	$0.15

Weighted average common shares outstanding:
Basic	20,571,848	16,547,077
Diluted	20,911,337	17,024,121

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Week Period Ended
	September 28, 2012	September 23, 2011
Cash flows from operating activities:
Net income	$10,907	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,495	1,211
Provision for allowance for doubtful accounts	729	930
Original issue discount amortization	—	2,127
Deferred credits	224	(240)
Deferred taxes	362	792
Unrealized gain on interest rate swap	—	(81)
Unrealized gain on forward contracts	—	(38)
Accrual of paid in kind interest	—	1,825
Write-off of deferred financing fees	237	2,860
Amortization of deferred financing fees	307	645
Stock compensation	1,335	1,939
Loss on sale of assets	3	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,090)	(6,760)
Inventories	(2,448)	(1,631)
Prepaid expenses and other current assets	(3,361)	(1,004)
Accounts payable and accrued liabilities	668	1,608
Other assets	(43)	(204)

Net cash provided by operating activities	9,325	6,469

Cash flows from investing activities:
Capital expenditures	(2,733)	(1,475)
Cash paid for acquisitions	(73,279)	(8,908)
Interest income on restricted cash	(4)	—
Proceeds from asset disposals	—	2

Net cash used in investing activities	(76,016)	(10,381)

Cash flows from financing activities:
Payment of debt	(30,087)	(91,759)
Proceeds from IPO	—	63,476
Proceeds from new senior secured term loan	40,000	30,000
Payment of deferred financing fees	(1,733)	(1,158)
Surrender of shares to pay withholding taxes	(346)	(692)
Borrowings under revolving credit line	229,958	282,112
Payments under revolving credit line	(170,940)	(278,501)

Net cash provided by financing activities	66,852	3,478

Net increase (decrease) in cash and cash equivalents	161	(434)
Cash and cash equivalents-beginning of period	2,033	1,978

Cash and cash equivalents-end of period	$2,194	$1,544

Supplemental cash flow disclosures:
Cash paid for income taxes	$10,343	$1,716
Cash paid for interest	$1,785	$6,403

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Note 1 - Operations and Basis of Presentation

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

Consolidation

The Company’s wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC, a New York limited liability company (“DHP”) engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC and Michael’s Finer Meats Holdings, LLC. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings LLC owns 100% of Michael’s Finer Meats, LLC. All significant intercompany accounts and transactions have been eliminated.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2012 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks and 39 weeks ended September 28, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2012	September 23, 2011	September 28, 2012	September 23, 2011
Net income (loss)	$3,816	$(1,185)	$10,907	$2,487

Net income (loss) per share:

Basic	$0.18	$(0.06)	$0.53	$0.15
Diluted	$0.18	$(0.06)	$0.52	$0.15
Weighted average common shares outstanding(1):
Basic	20,662,956	18,696,304	20,571,848	16,547,077
Diluted	20,980,019	18,696,304	20,911,337	17,024,121

(1)	Adjusted to reflect the effect of our reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (see Note 1).

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Reconciliation of net income (loss) per common share:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2012	September 23, 2011	September 28, 2012	September 23, 2011
Numerator:
Net income (loss)	$3,816	$(1,185)	$10,907	$2,487
Denominator:

Weighted average basic common shares outstanding	20,662,956	18,696,304	20,571,848	16,547,077
Dilutive effect of unvested common shares	317,063	—	339,489	477,044

Weighted average diluted common shares outstanding	20,980,019	18,696,304	20,911,337	17,024,121

For the third quarter of 2011 a weighted average of 376,059 unvested shares was not included in fully diluted shares outstanding because they would have been anti-dilutive.

Note 3 - Derivatives

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Financial Statement Presentation

The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks and 39 weeks ended September 28, 2012 and September 23, 2011 was as follows:

		13 Weeks Ended		39 Weeks Ended
	Location of income (expense) recognized on derivative	September 28, 2012	September 23, 2011	September 28, 2012	September 23, 2011
Derivatives not designated as hedging instruments:
Foreign currency collars	Cost of sales	—	(206)	—	38
Brent crude oil option	Operating expenses	—	—	(17)	—
Interest rate swaps	Gain on fluctuation of interest rate swap	—	—	—	81

Note 4 – Fair Value Measurements; Fair Value of Financial Instruments

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Level 3 - Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Assets and Liabilities Measured at Fair Value

We had no assets or liabilities reflected at fair value as of September 28, 2012 or December 30, 2011. The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of September 28, 2012 and December 30, 2011, as these instruments had variable interest rates that reflected current market rates.

Note 5 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisitions noted below, the Company used the income approach to determine the fair value of the Level 3 assets.

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s Finer Meats, LLC (“Michael’s”), an Ohio corporation, for approximately $54,267 in cash. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under its New Credit Facilities (as defined below). During the third quarter of fiscal 2012, the Company expensed $85 of legal fees in operating expenses related to the acquisition. We engaged a third party to perform a formal valuation of the intangible and certain tangible assets of Michael’s. As of the date of this report, this valuation has not been completed. The financial statements reflect our preliminary estimate of the valuation of the goodwill and intangible assets we acquired in the transaction. These assets were valued at fair value using Level 3 inputs. As the valuation is not complete, there may be adjustments to the goodwill and intangible assets other than goodwill initially recorded by the Company. Preliminarily, other intangible assets consist of customer relationships, which will be amortized over 10 years, trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years. For the 13 weeks and 39 weeks ended September 28, 2012 we reflected net revenues and income before taxes totaling $11,673 and $922, respectively, for Michael’s in our condensed consolidated statements of operations.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation, for approximately $19,500 in cash. Praml is a leading specialty food service company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under its New Credit Facilities. During the second quarter of fiscal 2012, the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s financial statements. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

On November 7, 2011, the Company purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. The Company financed the purchase price with borrowings under its senior secured revolving credit facility existing at that time. During the fourth quarter of fiscal

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

2011, the Company expensed $20 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Provvista’s assets is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s financial statements. The Company has completed a valuation of the tangible and intangible assets of Provvista. These assets were valued at fair value using Level 3 inputs. Goodwill for the Provvista acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships, which will be amortized over 13 years and trademarks, which will be amortized over 2 years. The Company expects to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, the Company completed its acquisition of certain assets of Harry Wils & Co. (“Harry Wils”), a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils were immediately combined with the Company’s existing New York operations. The purchase price paid to Harry Wils was approximately $8,900. The Company financed the purchase price for these assets with borrowings under its then-existing senior secured credit facilities. During the second quarter of fiscal 2011, the Company expensed $55 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Harry Wils is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s financial statements. The Company has completed a valuation of the intangible assets of Harry Wils. These assets were valued at fair value using Level 3 inputs. Goodwill for the Harry Wils acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships, which will be amortized over 10.5 years.

The table below details the assets and liabilities acquired as part of the acquisitions of Michael’s as of August 10, 2012, Praml as of April 27, 2012, Provvista as of November 7, 2011 and Harry Wils as of June 24, 2011 and the allocation of the purchase price paid in connection with these acquisitions.

	Michael’s (1)	Praml	Provvista	Harry Wils
Current assets	$16,161	$3,315	$3,107	$1,187
Customer relationships	11,741	4,187	1,707	2,753
Trademarks	12,724	1,369	300	—
Goodwill	12,439	10,190	4,143	4,968
Non-compete agreement	1,817	1,254	—	—
Fixed assets	2,701	—	100	—
Capital leases	(343)	—	—	—
Current liabilities	(2,973)	(767)	(508)	—

Purchase price	$54,267	$19,548	$8,849	$8,908

(1)	Assets and liabilities acquired for Michael’s are preliminary and subject to change upon completion of our valuation.

The table below presents pro forma consolidated income statement information as if Michael’s had been included in our consolidated results for the entire periods reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Michael’s acquisition as if the acquisition had been completed on December 25, 2010. The pro forma information is not necessarily indicative of the Company’s results of operations had the merger been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of Michael’s at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact the Company’s statements of operations in future periods. The Company expects the values assigned to the assets acquired and liabilities assumed will be finalized during the measurement period following the acquisition date.

	13 Weeks Ended		39 Weeks Ended
	September 28, 2012	September 23, 2011	September 28, 2012	September 23, 2011
Net revenues	$135,663	$121,011	$391,140	$343,660
Income (loss) before provision for income taxes	6,787	(2,064)	19,731	4,561

Pro forma revenues reflect the combined revenues of the Company and Michaels. Pro forma income (loss) before provision for income taxes reflects the combined Company’s and Michael’s income (loss) before provision for income taxes with the following pro forma adjustments: 1) depreciation of equipment was adjusted for the fair market adjustment of the equipment acquired in the Michael’s acquisition, 2) interest expense was adjusted to reflect interest on the borrowings under the New Credit Facilities which were used to finance the acquisition of Michael’s, 3) the intangible assets acquired in the Michael’s acquisition were amortized over their estimated useful lives, 4) the private equity management fees of Michael’s that were charged by certain of Michael’s prior owners were eliminated, 5) the closing costs of the Company and Michael’s were eliminated and 6) the transaction bonuses paid by Michael’s were eliminated.

Note 6 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $483 and $575 at September 28, 2012 and December 30, 2011, respectively.

Note 7 – Restricted Cash

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. The proceeds from this loan are reflected as restricted cash on the balance sheet. For more information on the NMTC loan see Note 10.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Note 8 – Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 28, 2012	December 30, 2011
Machinery and equipment	5-10 years	$8,339	$5,598
Computers, data processing and other equipment	3-7 years	4,970	3,941
Leasehold improvements	7-15 years	6,808	5,622
Furniture and fixtures	7 years	562	557
Vehicles	5 years	501	496
Other	7 years	85	85
Construction-in-process		1,235	956

		22,500	17,255
Less: accumulated depreciation and amortization		(13,167)	(11,876)

Equipment and leasehold improvements, net		$9,333	$5,379

During the fourth quarter of fiscal 2011, the Company entered into a capital lease for computer equipment. As of September 28, 2012, the gross value of assets under capital lease totaled $342. The Company recorded depreciation of $28 and $86 on these assets during the 13 and 39 weeks ended September 28, 2012, respectively.

Depreciation expense on equipment and leasehold improvements was $429 and $291 for the 13 weeks ended September 28, 2012 and September 23, 2011, respectively and $1,206 and $859 for the 39 weeks ended September 28, 2012 and September 23, 2011, respectively.

Gross capitalized software costs were $1,604 and $1,420 at September 28, 2012 and December 30, 2011, respectively. Capitalized software is recorded net of accumulated amortization of $1,225 and $1,065 at September 28, 2012 and December 30, 2011, respectively. Depreciation expense on software was $61 and $44 for the 13 weeks ended September 28, 2012 and September 23, 2011, respectively and $161 and $136 for the 39 weeks ended September 28, 2012 and September 23, 2011, respectively.

During the 13 weeks ended September 28, 2012, the Company incurred $1,016 of interest and capitalized $6 of interest related to the build out of its new Bronx, NY distribution facility. During the 39 weeks ended September 28, 2012 the Company incurred $2,462 of interest expense and capitalized $8 of interest related to the build out of its new Bronx, NY distribution facility.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2010	$11,479
Goodwill acquired during the year	9,111

Carrying amount as of December 30, 2011	20,590
Goodwill acquired during the year	22,629

Carrying amount as of September 28, 2012	$43,219

Other intangible assets consist of customer relationships being amortized over a period ranging from 6 to 13 years, trademarks being amortized over a period ranging from 1 to 20 years, and non-compete agreements being amortized over a period of 5 to 6 years. Other intangible assets were comprised of the following at September 28, 2012 and December 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
September 28, 2012
Customer Relationships	$21,159	$(1,061)	$20,098
Non-Compete Agreements	3,071	(133)	2,938
Trademarks	14,393	(264)	14,129

Total	$38,623	$(1,458)	$37,165

December 30, 2011
Customer Relationships	$5,231	$(391)	$4,840
Trademarks	300	(25)	275

Total	$5,531	$(416)	$5,115

Amortization expense for other intangibles was $593 and $94 for the 13 weeks ended September 28, 2012 and September 23, 2011, respectively and $1,042 and $151 for the 39 weeks ended September 28, 2012 and September 23, 2011, respectively.

Estimated amortization expense for other intangibles for the twelve months ended December 28, 2012 and each of the next four fiscal years and thereafter is as follows:

2012	$1,928
2013	3,446
2014	3,306
2015	3,303
2016	3,298
Thereafter	22,924

Total	$38,205

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Note 10 – Debt Obligations

Debt obligations as of September 28, 2012 and December 30, 2011 consisted of the following:

	September 28, 2012	December 30, 2011
Revolving credit facility	$76,400	$17,382
Term loan	38,000	28,000
New Markets Tax Credit loan	11,000	—
Capital leases	571	315

Total debt obligations	125,971	45,697
Less: current installments	(5,173)	(6,107)

Total debt obligations excluding current installments	$120,798	$39,590

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse, Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. On August 29, 2012, Michael’s was added as a borrower under the New Credit Agreement.

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”). The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) (the “Accordion”) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The final maturity of the New Term Loans and New Revolving Credit Facility is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 per quarter, and the last sixteen quarterly payments equal to $1,500 per quarter, with the remaining balance due upon maturity.

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

The New Credit Agreement also includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters not to be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the then trailing twelve months to be greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

Upon entering into the New Credit Agreement, the Company wrote off deferred financing fees of approximately $237 related to its previous credit facility as this transaction was considered an extinguishment of existing debt. The remaining deferred financing fees from the Company’s previous credit facility of approximately $773 will be amortized over the life of the New Credit Agreement as this was considered a modification of existing debt.

On September 28, 2012, the borrowers under the New Credit Agreement exercised the Accordion in full to increase the aggregate commitments under the New Revolving Credit Facility by $40,000. As a result of the borrowers’ exercise of the Accordion, borrowing capacity under the New Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the New Credit Agreement were unchanged.

On April 26, 2012 (the “Loan Commencement Date”), DHP entered into a financing arrangement under the NMTC program under the Code, pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, NY facility, which construction is required under the Lease Agreement. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

As of September 28, 2012, the Borrowers and Guarantors were in compliance with all debt covenants under the New Credit Agreement and the NMTC Loan and the Company had reserved $1,820 of the New Revolving Credit Facility for the issuance of letters of credit.

Note 11 – Stockholders’ Equity

On January 12, 2012, we granted restricted share awards totaling 54,719 shares to our senior executives and other officers. Of these shares, 23,551 shares are time-based grants with awards vesting in equal amounts on each of the first four anniversary dates of the grant and 31,168 shares are performance-based grants with the awards vesting in equal amounts on each of the first three anniversary dates of the grant, subject to the Company attaining certain fully diluted earnings per share targets. These awards were valued at $17.16 each, representing the closing price of the Company’s common stock on January 12, 2012. The Company has not recognized any expense on performance-based grants because it has been determined that it is not probable that the Company will reach the fully diluted earnings per share targets for 2012. During the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense totaling $6 and $46, respectively, on time-based grants of restricted shares. Subsequent to issuance, 9,179 time-based grants and 13,768 performance-based grants were forfeited in connection with the separation from the Company of the Company’s former chief operating officer and chief financial officer.

On February 27, 2012, the Company granted restricted share awards totaling 22,000 shares to a number of our employees. The awards were valued at $19.72 each, representing the closing price of the Company’s stock on February 27, 2012. The awards will vest in equal amounts on each of the first four anniversary dates of the grant. During the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense of $27 and $63, respectively, related to these awards.

On May 17, 2012, the Company granted restricted share awards totaling 7,208 shares to its four independent directors which vest on the date of the Company’s 2013 annual stockholders’ meeting. These shares were valued at $20.53 each, representing the closing price of the Company’s common stock on May 17, 2012. The shares issued to John D Austin were forfeited on May 24, 2012 when he resigned from the board of directors to become the Company’s new chief financial officer. During the 13 and 39 weeks ended September 28, 2012, we recognized expense of $28 and $37, respectively, related to these grants.

On May 24, 2012, the Company granted restricted share awards totaling 1,948 shares to Dominick Cerbone upon his agreement to join the board of directors. These shares will vest on the date of the Company’s 2013 annual stockholders’ meeting. These shares were valued at $18.99 each, representing the closing price of the Company’s common stock on May 24, 2012. During the 13 and 39 weeks ended September 28, 2012, the Company recognized expense of $9 and $12, respectively, related to this grant.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

On July 1, 2012, the Company granted restricted share awards totaling 106,025 shares to the Company’s new chief financial officer upon his employment with the Company. Of this total, 102,410 shares were time-based grants with awards vesting in equal amounts on each of the first four anniversary dates of the grant and 3,615 shares were performance-based grants with the awards vesting in equal amounts on each of the first three anniversary dates of the grant, subject to the Company attaining certain fully diluted earnings per share targets. These awards were valued at $18.05 each, representing the closing price of the Company’s common stock on June 30, 2012. The Company has not recognized any expense on performance-based grants because it has been determined that it is not probable that the Company will reach the fully diluted earnings per share targets for 2012. During each of the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense totaling $93 on time-based grants of restricted shares to its new chief financial officer.

On September 4, 2012, the Company granted restricted share awards totaling 15,000 shares to three of the Company’s senior executives. The awards were valued at $14.73 each, representing the closing price of the Company’s stock on September 4, 2012. The awards will vest in equal amounts on each of the first four anniversary dates of the grant. During each of the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense of $5 related to these awards.

On September 7, 2012, the Company granted restricted share awards totaling 1,639 shares to Joseph Cugine upon his agreement to join the board of directors. These shares will vest on the date of the Company’s 2013 annual stockholders’ meeting. These shares were valued at $15.69 each, representing the closing price of the Company’s common stock on September 7, 2012. During each of the 13 and 39 weeks ended September 28, 2012, the Company recognized expense of $3 related to this grant.

On September 7, 2012, the Company granted restricted share awards totaling 19,121 shares to two of the Company’s employees. The awards were valued at $15.69 each, representing the closing price of the Company’s stock on September 7, 2012. The awards will vest in equal amounts on each of the first four anniversary dates of the grant. During each of the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense of $6 related to these awards.

During the 13 and 39 weeks ended September 28, 2012, the Company recognized compensation expense totaling $799 and $1,070, respectively, for restricted share awards issued in fiscal 2011 to the Company’s employees and independent outside directors. These totals include a charge of $713 in September 2012 for accelerated vesting of 41,334 shares of restricted stock previously issued to the Company’s former chief operating officer as part of his separation from the Company.

As of September 28, 2012 there were 1,355,436 shares available for grant in the Company’s 2011 Omnibus Equity Incentive Plan.

Note 12 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $1,152 during the 39 weeks ended September 28, 2012. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,728 at September 28, 2012. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 28, 2012 and for the 13 weeks and 39 weeks ended September 28, 2012 and

September 23, 2011 is unaudited)

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $816 and $700, respectively during the 13 weeks ended September 28, 2012 and September 23, 2011. Purchases totaled approximately $2,284 and $2,100, respectively for the 39 weeks ended September 28, 2012 and September 23, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and were materially consistent with those of other customers with similar volumes and purchasing patterns.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $53 and $60, respectively during the 13 weeks ended September 28,2012 and September 23, 2011. Purchases totaled approximately $159 and $179, respectively for the 39 weeks ended September 28, 2012 and September 23, 2011. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

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

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 16,300 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve approximately 10,500 customer locations, primarily located in our eight geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments. We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team. In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, especially in specialty products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On August 10, 2012, the Company acquired 100% of the equity securities of Michael’s Finer Meats, LLC (“Michael’s”), a specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $54,267 (subject to customary post-closing working capital adjustments) and was funded with borrowings under the New Revolving Credit Facility (as defined below). For the thirty-nine weeks ended September 28, 2012 (including the period prior to our acquisition of Michael’s), Michael’s net sales totaled approximately $65,111.

On April 27, 2012 , we acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation. The purchase price paid to acquire Praml was approximately $19,500. We financed the purchase price paid for the outstanding common stock of Praml with borrowings under the New Revolving Credit Facility (as defined below). Praml is a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada which services the Las Vegas and Reno markets.

On November 7, 2011, we purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. We financed the purchase price with borrowings under our credit facilities that we entered into in connection with our initial public offering (“IPO”), which we consummated on August 2, 2011. We expect Provvista to continue to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, we purchased certain of the assets of Harry Wils & Co. (“Harry Wils”) including certain of its inventory and certain intangible assets, including its customer list and certain intellectual property. Harry Wils was a specialty foodservice distribution company headquartered in the New York City metropolitan area, and we believe that the purchase of these assets will allow us to increase the number of customers we service in the New York metropolitan area. The purchase price paid to Harry Wils was approximately $8,900, and we have relocated the inventory purchased to our Bronx, New York distribution facilities. We financed the purchase price for these assets with borrowings under our senior secured credit facilities in place prior to the consummation of our IPO.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. This continuing improvement of our infrastructure has allowed us to scale the business and historically achieve higher operating margins. Over the last several years, we have increased our distribution capacity to approximately 533,700 square feet in ten facilities.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced throughout 2011 and in the third quarter of 2012, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we saw in the first and second quarters of 2012, primarily in our dairy and cheese categories, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. Prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings. Similarly, prolonged periods of deflation may negatively impact our net sales despite the fact that we are increasing the volume of products we sell to our customers.

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

During the last week of October 2012, Hurricane Sandy hit the northeast United States and significantly impacted some of our larger markets. While it is still too early to precisely predict the impact of the hurricane on our operations for the remainder of 2012 and beyond, we believe this impact could be significant and make the comparability of our sales and operating results from quarter to quarter difficult.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2012	September 23, 2011	September 28, 2012	September 23, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.1%	73.8%	73.7%	73.6%

Gross Profit	25.9%	26.2%	26.3%	26.4%
Operating Expenses	20.0%	20.9%	20.1%	20.0%

Operating Income	5.9%	5.3%	6.2%	6.4%
Other expense:
Interest expense	0.8%	7.1%	0.7%	4.9%

Total other expense	0.8%	7.1%	0.7%	4.9%

Income (loss) before income tax expense (benefit)	5.1%	(1.8)%	5.5%	1.5%
Provision (benefit) for income taxes	2.0%	(0.7)%	2.2%	0.6%

Net income (loss)	3.1%	(1.1)%	3.3%	0.9%

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

13 Weeks Ended September 28, 2012 Compared to 13 Weeks Ended September 23, 2011

Net Sales

Our net sales for the 13 weeks ended September 28, 2012 increased approximately 22.7%, or $23,126, to $124,807 from $101,681 for the 13 weeks ended September 23, 2011. Acquisitions contributed the majority of this growth, or approximately 22.4% of the 22.7% total sales growth, as the Company lapped the planned attrition from the prior year’s acquisition of Harry Wils. Organic growth was positively impacted by approximately 1.7% of inflation, as the significant deflation in the dairy and cheese categories in the first and second quarters of 2012 moderated somewhat. Based on current trends and prior year pricing, we do expect the impact of planned attrition and the impact of dairy and cheese deflation to continue to moderate in the fourth quarter of 2012, which will be offset in part by the impact of a 53rd week in the fourth quarter of 2011. We anticipate that our net sales for the fourth quarter of 2012 will be negatively impacted by the effects of Hurricane Sandy.

Gross Profit

Gross profit increased approximately 21.6%, or $5,747, to $32,377 for the 13 weeks ended September 28, 2012, from $26,630 for the 13 weeks ended September 23, 2011. Gross profit margins decreased by 25 basis points to 25.9% for the third quarter of 2012 compared to the prior year comparable quarter. The decline in gross margins was due in large part to the acquisition of Michael’s on the overall mix of gross margin.

Operating Expenses

Total operating expenses increased by approximately 17.7% or $3,762 to $25,052 for the 13 weeks ended September 28, 2012 from $21,290 for the 13 weeks ended September 23, 2011. Warehouse, distribution and selling costs increased approximately $3,027 to $17,474, or 14.0% of net sales, which includes $260 of duplicate rent expense on our Bronx facility. In addition,

G&A costs increased approximately $735 compared to the prior year quarter, primarily as a result of investment in information technology initiatives, increased amortization expense from the Company’s acquisitions and stock compensation costs, offset by reduced accrued compensation costs. Stock compensation costs in the third quarter of 2012 included a $713 non-cash charge for the acceleration of vesting of restricted shares of our common stock held by the Company’s former chief operating officer in connection with the officer’s previously announced separation from the Company.

Operating Income

Operating income increased by approximately 37.2% or $1,985 to $7,325 for the 13 weeks ended September 28, 2012 from $5,340 for the 13 weeks ended September 23, 2011. The increase in operating income is reflective of higher sales levels offset in part by higher operating costs. As a percentage of net sales, operating income increased to 5.9% for the 13 weeks ended September 28, 2012 from 5.3% for the 13 weeks ended September 23, 2011

Other Expense

Total other expense decreased $6,236 to $1,013 for the 13 weeks ended September 28, 2012 from $7,249 for the 13 weeks ended September 23, 2011. This decrease was entirely attributable to a decrease in interest expense. The decrease was due to lower debt levels as a result of the Company’s IPO and lower interest rates on the Company’s post-IPO credit facilities, offset in part by incremental borrowings to fund the Provvista, Praml and Michael’s acquisitions. In addition, the third quarter of 2011 included the write-off of approximately $2,860 of deferred financing fees, the write-off of OID of approximately $1,700, and the payment of $827 in call premiums, all the result of refinancing the Company’s debt in connection with the completion of the IPO in August 2011.

Provision for Income Taxes

For the 13 weeks ended September 28, 2012, we recorded an effective income tax rate of 39.5%. For the 13 weeks ended September 23, 2011, our effective income tax rate was 37.9%. The change in effective tax rate was due primarily to the impact of the Company’s acquisitions on its combined state effective tax rate. Based on the Company’s current state allocation, we expect an effective tax rate of approximately 41.0% for the full year 2012.

Net Income (loss)

Reflecting the factors described above, net income increased $5,001 to $3,816 for the 13 weeks ended September 28, 2012, compared to a net loss of $1,185 for the 13 weeks ended September 23, 2011.

39 Weeks Ended September 28, 2012 Compared to 39 Weeks Ended September 23, 2011

Net Sales

Our net sales for the 39 weeks ended September 28, 2012 increased approximately 18.9%, or $53,583, to $337,701 from $284,118 for the 39 weeks ended September 23, 2011. Acquisitions contributed approximately 15.7% of the approximately 18.9% of total net sales growth. As a result, organic growth was 3.2% of the 18.9% of total growth, and was negatively impacted by approximately 0.7% of deflation, primarily in the dairy and cheese categories and the planned attrition from the prior year’s Harry Wils acquisition in the third quarter. Based on current trends and prior year pricing, we expect to experience moderate inflation during the fourth quarter of 2012.

Gross Profit

Gross profit increased approximately 18.7%, or $13,978, to $88,897 for the 39 weeks ended September 28, 2012, from $74,919 for the 39 weeks ended September 23, 2011. Gross profit margin decreased by five basis points to 26.3% for the 39 weeks ended September 28, 2012 compared to 26.4% for the 39 weeks ended September 23, 2011.

Operating Expenses

Total operating expenses increased by approximately 19.7%, or $11,177, to $67,997 for the 39 weeks ended September 28, 2012, from $56,820 for the 39 weeks ended September 23, 2011. Warehouse, distribution and selling expenses increased by approximately $7,627 to $48,053, which included $444 of duplicate rent on our Bronx, NY facility. General and administrative costs increased by approximately $3,550 to $19,944 for the 39 weeks ended September 28, 2012, compared to $16,394 for comparable period in 2011, primarily as a result of investment in information technology initiatives, stock compensation costs, amortization of intangible assets and expenses related to being a public company.

Operating Income

Operating income increased approximately 15.5% or $2,801 to $20,900 for the 39 weeks ended September 28, 2012, as compared to $18,099 for the 39 weeks ended September 23, 2011. This increase is reflective of higher sales levels and improved gross profit margins offset, in part, by higher operating expenses for the first 39 weeks of fiscal 2012 as compared to the comparable period in 2011. As a percentage of net sales, operating income decreased to 6.2% for the 39 weeks ended September 28, 2012 from 6.4% for the 39 weeks ended September 23, 2011. The decrease in operating income as a percentage of nets sales was driven by higher operating costs as discussed above.

Other Expense

Total other expense decreased $11,507 to $2,457 for the 39 weeks ended September 28, 2012 from $13,964 for the 39 weeks ended September 23, 2011. This decrease was attributable to the decrease in interest expense for the 39 weeks ended September 28, 2012 to $2,454 from $14,042 for the 39 weeks ended September 23, 2011. The decrease was due to lower debt levels as a result of the Company’s IPO and lower interest rates on the Company’s post-IPO credit facilities, offset in part by incremental borrowings to fund the Provvista, Praml and Michael’s acquisitions. In addition, the third quarter of 2011 included the write-off of approximately $2,860 of deferred financing fees, the write-off of OID of approximately $1,700, and the payment of $827 in call premiums, all the result of refinancing the Company’s debt upon completion of the IPO in August 2011.

Provision for Income Taxes

Our effective income tax rate was 40.9% and 39.8% for the 39 weeks ended September 28, 2012 and September 23, 2011, respectively. The change in effective tax rate was due primarily to the impact of the Company’s acquisitions on its combined state effective tax rate. Based on the Company’s current state allocation, we expect an effective tax rate of approximately 41.0% for the full year 2012.

Net Income

Reflecting the factors described above, net income increased $8,420 to $10,907 for the 39 weeks ended September 28, 2012, compared to $2,487 for the 39 weeks ended September 23, 2011.

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

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. On August 29, 2012, Michael’s was added as a borrower under the New Credit Agreement.

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”), of which up to $1,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) (the “Accordion”) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. On September 28, 2012, the Borrowers under the New Credit Agreement exercised the Accordion in full to increase the aggregate commitments under the New Revolving Credit Facility portion of the New Credit Agreement by $40,000. As a result of the Borrowers’ exercise of the Accordion, borrowing capacity under the New Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the New Credit Agreement remain unchanged. Unutilized commitments under the New Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.40%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

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

On April 25, 2012, the Borrowers incurred approximately $3,000 in borrowings under the New Revolving Credit Facility portion of the New Credit Agreement to repay borrowings under the credit facilities that were put in place in connection with the IPO. Going forward, borrowings under the New Revolving Credit Facility portion of the New Credit Agreement will be used for Capital Expenditures (as defined in the New Credit Agreement), Permitted Acquisitions (as defined in the New Credit Agreement), working capital and general corporate purposes of the Borrowers. The commitments under the New Revolving Credit Facility expire on April 25, 2017 and any New Revolving Credit Loans then outstanding will be payable in full at that time. As of September 28, 2012, the Company had $61,780 of availability under the New Revolving Credit Facility portion of the New Credit Agreement.

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

The New Credit Agreement includes financial covenants that require (i) the ratio of the Company’s consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to the Company’s consolidated Fixed Charges (as defined in the New Credit Agreement) on a trailing twelve month basis as of the end of each of the Company’s fiscal quarters to not be less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated Total Indebtedness (as defined in the New Credit Agreement) to the Company’s consolidated EBITDA (as defined in the New Credit Agreement) for the then trailing twelve months to be no greater than (A) 3.50 to 1.00 for any fiscal quarter ending in the Company’s 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in the Company’s 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any fiscal quarter ending thereafter.

On April 26, 2012 (the “Loan Commencement Date”), Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of the Company entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement.

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

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2012 will be approximately $5,000. The significant increase in projected capital expenditures in 2012 is being driven by the planned renovation and expansion of our newly leased Bronx, New York distribution facility. We expect to finance the capital expenditures associated with the renovation and expansion of this facility, which we expect to range from $15,000 to $20,000, with borrowings under the NMTC Loan and working capital. The portion of the capital expenditures for this project that we expect to incur in fiscal 2012 is approximately $3,500. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our New Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of our common stock.

Net cash provided by operations was $9,325 for the 39 weeks ended September 28, 2012, an increase of $2,856 from the $6,469 provided by operations for the 39 weeks ended September 23, 2011. The primary reason for the increase was an $8,420 increase in net income offset by fewer non-cash charges in fiscal 2012. The primary non-cash charges in fiscal 2011 related to the refinancing of the Company’s debt upon completion of our IPO.

Net cash used in investing activities was $76,016 for the 39 weeks ended September 28, 2012; an increase of $65,635 from the $10,381 used in investing activities for the 39 weeks ended September 23, 2011. The increase was primarily due to the acquisitions of Praml International, Ltd. and Michael’s in fiscal 2012 which required cash outlays totaling $64,371 more than our acquisition of Harry Wils & Co. in fiscal 2011. The remaining increase can be attributed to increased capital expenditures, primarily due to the initial stages of the build out of our new Bronx, NY distribution facility.

Net cash provided by financing activities was $66,852 for the 39 weeks ended September 28, 2012; an increase of $63,374 from the $3,478 provided by financing activities for the 39 weeks ended September 23, 2011. The increase was primarily used to fund 2012 acquisitions.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $51,749 and $42,876, net of the allowance for doubtful accounts of $2,999 and $2,900, as of September 28, 2012 and December 30, 2011, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the consolidated level, as we have only a single reporting unit, based on the market capitalization approach. Under this approach fair value is calculated based upon the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. There have been no events or changes in circumstances during 2012 or 2011 indicating that goodwill may be impaired. Total goodwill is $43,219 and $20,590 at September 28, 2012 and December 30, 2011, respectively.

With the adoption of Accounting Standards Update 2011-08, “Testing Goodwill for Impairment”, in 2012, the Company will eliminate the need to perform the two-step goodwill impairment test if, through qualitative analysis, the Company is able to determine that it is not more likely than not that the fair value of its single reporting unit is less than its carrying amount. If the Company cannot make this determination it will proceed with the two-step goodwill impairment analysis. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2012 or 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 28, 2012 and December 30, 2011 were $37,165 and $5,115, respectively.

The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in Accounting Standards Codification 605-50 (Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers).

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

Effective August 1, 2012, we are self-insured for general liability, workers compensation and automobile liability to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability and general liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As of September 28, 2012, we had an aggregate $114,400 of indebtedness outstanding under the New Revolving Credit Facility and New Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $678 per annum, holding other variables constant.

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

ITEM 1A. RISK FACTORS

Except as otherwise set forth below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

The effects of Hurricane Sandy could have a material impact on our operations and the operations of our customers and suppliers.

As a result of Hurricane Sandy, the operations of certain of the Company’s customers and suppliers were affected by flooding, wind damage and the loss of electricity. Many of the customers and suppliers impacted were located in the New York City metropolitan area, which is our primary market. We do not yet know the full extent of the near term impact or the long-term impact Hurricane Sandy will have on our business or the businesses of our customers and suppliers, including, but not limited to, when those of our customers and suppliers impacted by the storm will be able to reopen, or if they will be able to reopen at all. While we are currently unable to quantify the financial impact of such losses and disruptions, it is possible that they could have a material impact on the Company’s business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.

10.2	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2012.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

November 13, 2012	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.

10.2	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.