Form 10-Q/A
period 2012-09-28
Chefs' Warehouse, Inc.
filed 2013-03-13
CIK 1517175

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

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

EXPLANATORY NOTE

The Chefs’ Warehouse, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2012, solely to amend Item 2 of Part II. The table providing information about purchases by the Company of its common stock during the quarter ended September 28, 2012 was inadvertently excluded from the original filing.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2012 to July 27, 2012	—	—	—	—
July 28, 2012 to August 31, 2012	9,098	$12.58	—	—
September 1, 2012 to September 28, 2012	14,652	$15.80	—	—

Total	23,750	$14.57	—	—

(1)	During the quarter ended September 28, 2012, we withheld 23,750 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to two of our key employees.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.*

10.2	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, as filed with the Securities and Exchange Commission on November 13, 2012
**	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2013.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

March 13, 2013	/s/ John D. Austin
Date	John D. Austin Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.*

10.2	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, as filed with the Securities and Exchange Commission on November 13, 2012
**	Filed herewith