Form 10-K
period 2012-12-28
Chefs' Warehouse, Inc.
filed 2013-03-13
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 29, 2012): $205,744,152

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2013
Common Stock, $.01 par value per share	20,917,309 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 17, 2013 (Proxy Statement)	Part III

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

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

•

because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;

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

•

new information or attitudes regarding diet and health or adverse opinions about the health effects of the specialty food products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations;

•	we have significant competition from a variety of sources, and we may not be able to compete successfully;

•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;

•

our ability to consummate acquisitions is conditioned upon having sufficient availability under our senior secured credit facilities or alternatively the ability to obtain additional financing in amounts necessary to finance the purchase price for the businesses we may acquire;

•	we may have difficulty managing and facilitating our future growth;

•	our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;

•	we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;

•	information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;

•	our recent investments in information technology may not produce the benefits that we anticipate;

•	we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;

•	our business operations and future development could be significantly disrupted if we lose key members of our management team;

•

our insurance policies may not provide adequate levels of coverage against all claims and fluctuating insurance requirements and costs could negatively impact our profitability, and if we fail to establish proper reserves and adequately estimate future expenses, our self-insured group medical, workers’ compensation liability and automobile liability plans may adversely affect our business, financial condition or results of operations;

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

•

future issuances of equity securities to raise capital, including, but not limited to, capital to finance the acquisition of businesses we identify as acquisition targets, will cause dilution to our then current stockholders; and

•

some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

Item 1. Business

We are a premier distributor of specialty food products in the United States. We are focused on serving the specific needs of chefs who own and/or operate some of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We believe that we have a distinct competitive advantage in serving these customers as a result of our extensive selection of distinctive and hard-to-find specialty and center-of-the-plate food products, our product knowledge and our customer service.

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 20,700 stock-keeping units, or SKUs, and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, hormone-free protein, truffles, caviar and chocolate. Our center-of-the-plate products include custom cut steaks, seafood and other protein. We also offer an extensive line of broadline food products, including cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 25, 2009 to December 28, 2012, our net revenues increased approximately $209 million to approximately $480 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry, including acquisitions in San Francisco, Washington, D.C., Miami, New York City, Las Vegas, Portland, Columbus and Cincinnati.

Competitive Strengths

We believe that, during our 28-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets as measured by net sales. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Philadelphia, Boston, Napa Valley, Portland, Seattle, Columbus and Cincinnati, create and set the culinary trends for the rest of the United States and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, custom cut steaks and seafood, to delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 20,700 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. With our August 2012 acquisition of Michael’s Finer Meats, LLC (“Michael’s”), we increased our offering of center-of-the-plate products. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 160 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 2,700 different suppliers, with no single supplier currently representing more than 5% of our total disbursements. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 12,500 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than six years.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 200 sales professionals, the majority of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% in 2012, which we believe is among the highest rates in the foodservice distribution industry. With distribution centers located in New York, Los Angeles, San Francisco, Washington D.C., Las Vegas, Miami, Portland, Columbus and Cincinnati, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 20,700 SKUs through the operation of our sophisticated information technology, inventory management and logistics systems, which we believe allows us to provide our customers with the highest level of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 60 years at The Chefs’ Warehouse and its predecessor, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders as well as experienced professionals with expertise in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources.

Our Growth Strategies

We believe substantial organic growth opportunities exist in our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. Our acquisition of Michael’s in August 2012 is an example of our effort to broaden our product selection. We are a data-driven and goal-oriented organization, and we are highly focused on increasing the number of unique products we distribute to each customer and our weekly gross profit contribution from each customer. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers, and we intend to maintain that position while adding to the number of customers for which we serve as their primary distributor of specialty food products.

Expand our Customer Base Within our Existing Markets. As of December 28, 2012, we served more than 12,500 customer locations in the United States. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products as well as traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Continue to Improve our Operating Margins. As we continue to grow, we believe we can improve our operating margins by continuing to leverage our inventory management and logistics platform and our general and administrative functions to yield both improved customer service and profitability. Utilizing our fleet of delivery trucks, we usually fill customer orders within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin.

Pursue Selective Acquisitions. Throughout our 28-year history, we have successfully identified, consummated and integrated multiple new market and tuck-in acquisitions. We believe we have improved the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities.

Our Markets and the Customers that We Serve

We distribute our specialty food products to over 12,500 distinct customer locations from distribution centers located in our nine primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Columbus and Cincinnati, Ohio. We also serve customers in a number of other markets, including Philadelphia, Boston, Napa Valley and Seattle. We believe that these markets collectively set the culinary trends for the rest of the United States and provide us with valuable insight into the latest culinary and menu trends. We have the unique ability to service some of the nation’s most demanding chefs through the establishment of collaborative professional and educational relationships, which allows us to anticipate the needs of and offer cost-effective food product solutions to our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores. We enjoy no meaningful customer concentration as our top ten customers accounted for less than 10% of total net revenue for our 2012 fiscal year.

Set forth below is a breakdown of the geographic markets we serve and the year we entered each market:

MARKET NAME	GEOGRAPHIES SERVED	YEAR ENTERED
New York	Boston to Atlantic City	1985
Washington, D.C.	Philadelphia to Richmond	1999
Los Angeles	Santa Barbara to San Diego	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Miami	2010
Portland	Bend, OR to Seattle, WA	2011
Columbus, OH	Midwest	2012
Cincinnati, OH	Dayton, OH to Lexington, KY	2013

Although we believe we are the largest specialty food distributor in the majority of our markets, we remain focused on expanding our existing customer base and increasing the average order size and profitability of our existing customers.

We extend credit to virtually all of our customers on varying terms with average payment maturities of approximately 21 days. We complete a formal credit assessment of all new customers, and our Credit and Collections Department regularly evaluates credit terms for each individual customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Specialty Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from staple broadline products, such as milk and flour, to high-quality, specialty food products and ingredients sourced from North America, Europe, Asia and South America. We also offer an increasing array of center-of-the-plate protein items. We carry more than 20,700 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The sales mix for the principal product categories for each of the 2012, 2011 and 2010 fiscal years is as follows (dollars in thousands):

	December 28, 2012		December 30, 2011		December 24, 2010
Dry Goods	$119,755	25%	$106,859	27%	$86,413	26%
Center of Plate	123,047	26%	77,175	19%	70,655	21%
Cheeses	69,221	14%	61,238	15%	49,283	15%
Pastries and other Bakery Products	64,620	14%	53,851	13%	44,259	14%
Oils and Vinegars	49,867	10%	47,485	12%	39,065	12%
Dairy Products	42,982	9%	44,215	11%	33,290	10%
Kitchen Supplies	10,800	2%	9,809	3%	7,153	2%

Total	$480,292	100%	$400,632	100%	$330,118	100%

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

We seek to differentiate ourselves from our competitors by offering a more extensive depth and breadth of specialty products. We carry a wide range of high-quality specialty food products, including artisan charcuterie, specialty cheeses, unique oils and vinegars, hormone-free protein, truffles, caviar and chocolate across each of our markets, but we also offer a number of items in each of our respective markets that are tailored to meet the unique preferences of the individual chefs in that market. We regularly rotate our inventory to identify and bring to market new products that will continue to support our value proposition.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 200 sales professionals focused on meeting our customers’ goals and objectives while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 65 customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

•	Outside Sales Associates: Responsible for identifying sales opportunities, educating customers and acting as our public representatives.

•	Inside Sales Associates: Responsible for processing customer orders and arranging for delivery and payment.

•

Product Specialists: Responsible for maintaining specialized product knowledge and educating our outside sales associates and customers regarding new products and general developments in several specific categories, including protein, seafood, pastry and cheese.

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

Our Suppliers

We are committed to providing our customers with an unrivaled portfolio of specialty food products as well as a comprehensive broadline product offering and center-of-the-plate products. To fulfill this commitment, we maintain strong sourcing relationships with numerous producers of high-quality artisan and regional specialty food products as well as a wide range of broadline product suppliers and protein vendors. Our importing arm also provides us with access to exclusive items such as regional olive oils, truffles and charcuterie sourced from Italy, Spain, France and other Mediterranean countries.

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

We currently distribute products from more than 2,700 different suppliers and no single supplier represented more than 5% of our total disbursements for the fiscal year ended December 28, 2012. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of eleven distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 28, 2012, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems as described in more detail below.

We have begun to implement pick-to-voice technology in each of our distribution facilities which will enable our warehouse employees to fill orders with greater speed and accuracy.

Products are delivered to our distribution centers primarily by contract carriers, the suppliers themselves and our fleet of trucks. We lease our trucks from national leasing companies and regional firms that offer competitive services. Customer orders are assembled in our distribution centers and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. The majority of our trucks and delivery trailers have multiple, temperature-controlled compartments that ensure all product is delivered to the customer at its optimal temperature.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our nine markets as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last five years, and are in the process of implementing a fully-integrated warehouse management system in our distribution facilities. Our systems improvements include the implementation or enhancement of a web-based purchasing and advanced planning system that provides advanced forecasting and planning tools, vehicle monitoring and route optimization software and pick-to-voice and directed put-away systems. Over the last three years, we have also implemented an internally developed, web-based reporting tool which provides real-time sales, pricing and profitability analysis for our management and sales professionals. These improvements have been made in an effort to improve our efficiency as we continue to grow our business, and we believe that our current systems are scalable and can be leveraged to support our future growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, tradename, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 28, 2012, we had approximately 780 full-time employees. We offer attractive compensation and benefit packages, and none of our workforce is represented by a union or covered by a collective bargaining agreement. We believe our relationship with our employees is satisfactory.

Regulation

As a distributor of specialty food products and meat and seafood in the United States, we are subject to regulation by numerous federal, state and local regulatory agencies. For example, at the federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration, or FDA. The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels, among other responsibilities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act and regulations promulgated thereunder by the U.S. Department of Agriculture, or USDA. The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from vendors. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. Our suppliers are also subject to similar regulatory requirements. We and our suppliers are subject to inspection by the FDA and the USDA and the failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business.

We are also subject to state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for our products and facilities and regulation of our trade practices in connection with the sale of products. Our facilities are generally inspected at least annually by federal and/or state authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the U.S. Department of Labor, which require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information about the hazards of certain chemicals present in certain products that we distribute.

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

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	53	Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been a director on our board and our board chairman since our initial public offering (“IPO”), and he also served as a director and the chairman of the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. C. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. C. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing, strategy development, business development and operations.

John Pappas Vice Chairman and Director	49	John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. Mr. J. Pappas has been a director on our board since our IPO, and he also served as a director on the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has over 25 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. J. Pappas is also active in the development of our corporate strategy.

John Austin Chief Financial Officer & Assistant Corporate Secretary	51	John Austin is our chief financial officer and assistant corporate secretary, positions he has held since July 1, 2012. Prior to joining our company he was a founder and chief financial officer of The Hilb Group, LLC, a regional mid-market insurance brokerage firm formed in 2009 which focuses primarily on property and casualty insurance and employee benefits services. Prior to joining The Hilb Group in 2009, Mr. Austin was employed by Performance Food Group Company, or PFG, a Richmond, Virginia-based publicly-traded foodservice distributor, from 1995 to 2009. Mr. Austin served his last six years at PFG as that company’s chief financial officer. Prior to joining PFG, Mr. Austin spent four years as the assistant controller for General Medical Corporation, a Richmond, Virginia-based distributor of medical supplies. He also spent the first six years of his career in public accounting, primarily with the Richmond, Virginia office of Deloitte & Touche.

Frank O’Dowd Chief Information Officer	55	Frank O’Dowd is our chief information officer, a position he has held since February 15, 2007. Mr. O’Dowd has extensive experience managing information technology in rapidly growing organizations. Prior to joining our company, he was the chief information officer at GAF Materials Corporation, a North American roofing manufacturer, from June 1997 to April 2006, where he guided the company’s IT function as the organization grew from a regional supplier to a large multinational corporation. Mr. O’Dowd’s prior professional experience also includes experiences at Reed Elsevier, Newsweek Magazine and Wyeth Pharmaceuticals. Mr. O’Dowd holds a Bachelor of Arts degree from The University of Dayton and a Master of Arts degree from Stony Brook University.

Patricia Lecouras Chief Human Resources Officer	57	Patricia Lecouras is our chief human resources officer, a position she has held since March 5, 2007. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras’s professional experience is multidisciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

Alexandros Aldous General Counsel & Corporate Secretary	32	Alexandros Aldous is our general counsel, a position he has held since joining us in March 2011, and our corporate secretary, a position he has held since July 27, 2011. Prior to joining our company, he served as a legal consultant in London to Barclays Capital, the investment banking division of Barclays Bank PLC, from November 2009 to December 2010. Mr. Aldous also served as an attorney with Watson, Farley & Williams from August 2008 to September 2009, where he specialized in mergers and acquisitions and capital markets, and as an attorney with Shearman & Sterling LLP from October 2005 to August 2008, where he specialized in mergers and acquisitions. Mr. Aldous received a Bachelor of Arts degree in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, Washington, D.C. and England and Wales and is authorized as house counsel in the State of Connecticut.

Item 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from our expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

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

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our business is exposed to reductions in disposable income levels and discretionary consumer spending. The continued uncertain economic environment in the United States, coupled with high unemployment rates, reduced home values, increases in home foreclosures, high gas prices, investment losses, personal bankruptcies, reduced access to credit and reduced consumer confidence, has adversely impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, we believe that, if a prolonged downturn or uncertain outlook in the economy persists for an extended period of time or becomes more pervasive, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

Conditions beyond our control could materially affect the cost and/or availability of our specialty food products and/or interrupt our distribution network.

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, water shortages, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states facing drought conditions. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

We do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products. Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the specialty food products they supply to us. For instance, our suppliers of meat and seafood products may be forced to pay higher prices to acquire or raise livestock or fish and shellfish, including in the case of beef and poultry, as a result of higher prices of corn and grain. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

We are also subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products that comprise a significant percentage of our product portfolio in a timely manner and in the quantities we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Most of our sales are at prices that are based upon product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, because most of our sales are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. To compensate for lower gross margins, we, in turn, must reduce the expenses that we incur to service our customers or our net income may be negatively impacted. Our inability to effectively price our specialty food products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Because our foodservice distribution operations are concentrated principally in nine culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our specialty food products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States. Moreover, sales of our specialty products in our

New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 54% of our net sales in our 2012 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Any further deterioration in the economic conditions of these markets generally, or in the local economy of the New York metropolitan area, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio and Washington D.C. are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes and mudslides. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe – particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

Due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, a majority of our markets are known as targets for terrorist activity and other catastrophic events. If our operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected. In anticipation of any such adverse weather conditions, terrorist attacks, man-made disasters or other unforeseen regional occurrences, we have implemented a disaster recovery plan. Should any of these events occur, if we are unable to execute our disaster recovery plan, we may experience failures or delays in the recovery of critical data, delayed reporting and compliance with governmental entities, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

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

Like any other distributor of food products, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and it may not be adequate to cover product liability claims against us or against any of the companies we have acquired. We generally seek contractual indemnification from manufacturers or suppliers of the product, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, financial condition or results of operations.

Increased fuel costs may have a material adverse effect on our business, financial condition or results of operations.

Increased fuel costs may have a negative impact on our business, financial condition or results of operations. The high cost of diesel fuel can increase the price we pay for products as well as the costs we incur to distribute products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee we can do so again. In recent months, fuel costs have increased, and remained higher than historical levels, as a result of, among other things, political turmoil in the Middle East and North Africa. If fuel costs continue to remain at elevated levels, like those we are currently experiencing, or increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure you that our current or potential competitors will not provide specialty food products and ingredients, protein items or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure you that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect our business, financial condition or results of operations.

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

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies acquired in our acquisitions and mergers.

A significant portion of our past growth has been achieved through acquisitions of or mergers with other distributors of specialty food products. Our future acquisitions, such as our completed acquisitions of Provvista Specialty Foods, Inc. (“Provvista”), Praml International, Ltd. (“Praml”), Michael’s and Queensgate Foodservice (“Queensgate”), if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

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

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations, as we have done with the operations of Harry Wils & Co. (“Harry Wils”) and Praml, or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing or the consents of our lenders. We may not be able to obtain this additional financing or these consents on acceptable terms or at all. Moreover, we may need to finance our acquisition activity with the issuance of equity or debt securities, which may have rights and preferences superior to those of our common stock and, in the case of common equity securities, may be issued at such prices and in such amounts as may cause significant dilution to our then current common stockholders. To the extent we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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

Moreover, our future growth may be limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility, our operations may be constrained and inefficiencies may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure you that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to facilitate growth.

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

We have a substantial amount of indebtedness. As of December 28, 2012, we had approximately $125 million of total indebtedness. In particular, we had approximately $38.0 million and $75.0 million of outstanding indebtedness under our senior secured term loan facility and senior secured revolving credit facility, respectively. In addition, at December 28, 2012 we owed $11.0 million under a construction loan to build out our Bronx, NY distribution facility, and we also had $0.5 million outstanding under capital leases for computer equipment and vehicles.

Our indebtedness could have important consequences to you. For example our indebtedness:

•

requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior secured term loan facility and senior secured revolving credit facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer term, fixed rate debt, to pay our indebtedness as it comes due or as our availability under our senior secured revolving credit facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our senior secured credit facilities we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

Our business and operations may consume resources, including availability under our senior secured credit facility, faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, including longer term, fixed rate debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or grow our business through acquisitions, or otherwise. If we issue new debt securities, the debt holders would have rights senior to our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in our senior secured credit facilities, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening and continued uncertainty of the national economy over the past four years,increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured revolving credit facility or term loan facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under our senior secured credit facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under our new senior secured revolving credit facility because of a lender default or if we had to obtain other cost-effective financing.

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

Our investments in information technology may not produce the benefits that we anticipate.

In an attempt to reduce our operating expenses, increase our operational efficiencies and boost our operating margins, we have aggressively invested in the development and implementation of new information technology. We may not be able to implement these technological changes in the time frame we have planned, and any delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will likely exceed any benefits that we realize during the early stages of implementation. Even if we are able to implement the changes as planned, and within our cost estimates, we may not be able achieve the expected efficiencies and cost savings from these investments which could have an adverse effect on our business, financial condition or results of operations.

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

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, and John Austin, our chief financial officer, as well as certain other senior key employees. The loss of the services of any of our founders or key employees could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future expenses, our self-insured group medical, workers’ compensation liability and auto liability plans may adversely affect our business, financial condition or results of operations.

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

Effective August 1, 2012, we are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350,000 for workers compensation and $250,000 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation could slow our growth or harm our business.

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

Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Moreover, we are continuing to assess the impact of recently adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results. There is no assurance that we will be able to pass through the costs of such legislation in a manner that will not adversely impact our operating results.

In addition, many of our delivery and warehouse personnel are hourly workers subject to various minimum wage requirements. Mandated increases in minimum wage levels have recently been and continue to be proposed and implemented at both federal and state government levels. Minimum wage increases may increase our labor costs.

We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. Our failure to comply with federal and state labor laws and regulations, or our employees’ failure to meet federal citizenship or residency requirements, could result in a disruption in our work force, sanctions or fines against us and adverse publicity.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, we may experience increased or expanded union-organizing efforts or acquire businesses with unionized workforces. Although we have not experienced a work stoppage to date, if employees were to unionize or we acquired businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

Moreover, potential changes in labor legislation, including the Employee Free Choice Act, or EFCA, could result in portions of our workforce, such as our delivery personnel, being subjected to greater organized labor influence. The EFCA could impact the nature of labor relations in the United States and how union elections and contract negotiations are conducted. The EFCA aims to facilitate unionization, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. EFCA or similar labor legislation could have an adverse effect on our business, financial condition or results of operations by imposing requirements that could potentially increase costs and reduce our operating flexibility.

We are subject to significant governmental regulation.

Our business is highly regulated at the federal, state and local levels, and our specialty food products, meat and seafood products and distribution operations require various licenses, permits and approvals. For example:

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

In addition, as a distributor of specialty food products and meat and seafood products, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the sale, packaging and marketing of natural and organic products. Compliance with these laws may impose a significant burden upon our operations. If we were to distribute foods that are or are perceived to be contaminated, or otherwise not in compliance with applicable laws, any resulting product recalls could have a material adverse effect on our business, financial condition or results of operations. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. If funding for this legislation is appropriated, we cannot assure you that it will not impact our industry, including suppliers of the products we sell, many of whom are small-scale producers who may be unable or unwilling to bear the expected increases in costs of compliance and as a result cease operations or seek to pass along these costs to us.

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas, or GHG. emissions. Increased regulation regarding GHG emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our business, financial condition or results of operations. It is reasonably possible, however, that such regulation could impose material costs on us which we may be unable to pass on to our customers.

We incur increased cost obligations as a result of being a public company.

Prior to our IPO, as a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. New and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the rules and regulations of the SEC and the Nasdaq Global Select Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. While we have concluded that our internal control over financial reporting as of December 28, 2012 was effective, there is no guarantee that such internal control over financial reporting will remain effective in future years. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

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

As of March 5, 2013, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 34.4% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 32.3% of our outstanding shares of common stock as of March 5, 2013. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 5, 2013:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
Bronx, New York #1	Leased	Distribution Center	120,000
Bronx, New York #2	Leased	Distribution Center	138,500
Columbus, Ohio	Leased	Processing Facility/Distribution Center	60,000
Cincinnati, Ohio	Owned	Distribution Center	66,500
Hanover, Maryland	Leased	Distribution Center	55,200
Miami, Florida	Leased	Distribution Center	27,000
Los Angeles, California	Leased	Distribution Center	80,000
Hayward, California	Leased	Distribution Center	40,000
Las Vegas, Nevada	Leased	Distribution Center	29,800
Seattle, Washington	Leased	Distribution Center	10,500
Portland, Oregon	Leased	Distribution Center	46,500

Total Square Feet			694,000

We consider our properties to be in good condition generally and believe our facilities are adequate for our operations and provide sufficient capacity to meet our anticipated requirements.

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

	Common Stock Price
	High	Low
Fiscal Year Ended December 28, 2012
First Quarter	$23.75	$16.55
Second Quarter	$27.26	$16.03
Third Quarter	$18.89	$12.58
Fourth Quarter	$17.17	$13.85

Fiscal Year Ended December 30, 2011
Third Quarter	$18.50	$12.57
Fourth Quarter	$18.02	$11.32

On March 5, 2013, the closing price of our common stock on the Nasdaq Global Select Market was $18.29 per share. As of March 5, 2013, there were 26 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 28, 2011 (the first day our stock began trading on the NASDAQ Stock Market) through December 28, 2012 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on July 28, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall confirmation be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except for the extent that we specifically incorporate such information by reference into such filing.

COMPARISON OF 1 YEAR 5 MONTH CUMULATIVE TOTAL RETURN

AMONG THE CHEFS’ WAREHOUSE, INC.

NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

ASSUMES $100 INVESTED ON JULY 28, 2011

	July 28, 2011	December 30, 2011	December 28, 2012
The Chefs’ Warehouse, Inc.	$100.00	$102.06	$88.00
NASDAQ Composite Index	$100.00	$102.13	$103.71
S&P Smaller Fund Distributed Index	$100.00	$96.43	$110.30

We made no repurchases of our equity securities for the quarter ended December 28, 2012.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 28, 2012 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2011 contained a 53rd week while all other years presented contained 52 weeks.

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

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	FOR THE FISCAL YEARS ENDED
	December 28, 2012	December 30, 2011	December 24, 2010	December 25, 2009	December 26, 2008
Statement of Operations Data:
Net revenues	$480,292	$400,632	$330,118	$271,072	$281,703
Cost of sales	355,288	294,698	244,340	199,764	211,387

Gross profit	125,004	105,934	85,778	71,308	70,316
Operating expenses	96,237	78,138	64,206	57,977	60,314

Operating profit	28,767	27,796	21,572	13,331	10,002
Interest expense	3,674	14,570	4,041	2,815	3,238
(Gain)/loss on fluctuation of interest rate swap	0	(81)	(910)	(658)	1,118
Loss on sale of assets	18	6	—	—	—

Income from operations before taxes	25,075	13,301	18,441	11,174	5,646
Provision for income taxes	10,564	5,603	2,567	2,213	3,450

Net income	$14,511	$7,698	$15,874	$8,961	$2,196

Deemed dividend accretion on Class A members’ units	—	—	(4,123)	(6,207)	(3,000)
Deemed dividend paid to Class A members’ units	—	—	(22,429)	—	—

Net income (loss) attributable to common stockholders	$14,511	$7,698	$(10,678)	$2,754	$(804)

	FOR THE FISCAL YEARS ENDED
	December 28, 2012	December 30, 2011	December 24, 2010	December 25, 2009	December 26, 2008
Basic net income (loss) per share	$0.70	$0.44	$(0.50)	$0.12	$(0.04)
Diluted net income (loss) per share	$0.69	$0.43	$(0.50)	$0.11	$(0.04)
Weighted average common shares outstanding:
Basic	20,612	17,591	21,332	22,901	22,558
Diluted	20,926	18,032	21,332	24,085	22,558
Balance Sheet Data (at end of period)
Cash and cash equivalents	$118	$2,033	$1,978	$875	$1,591
Working capital	$57,802	$29,769	$12,206	$22,479	$22,101
Total assets	$210,134	$107,878	$82,672	$65,937	$64,502
Long-term debt, net of current portion	$119,352	$39,590	$82,580	$29,928	$37,323
Total liabilities	$170,852	$84,308	$131,484	$60,603	$67,720
Redeemable Class A members’ units	$—	$—	$—	$41,698	$35,491
Total stockholders equity (deficit)	$39,282	$23,570	$(48,812)	$(36,364)	$(38,709)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries for the periods from and after July 27, 2011 and our predecessor company, Chefs’ Warehouse Holdings, LLC and its subsidiaries, prior to that date. All dollar amounts are in thousands.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 20,700 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 12,500 customer locations, primarily located in our eight geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisition of Michael’s in August 2012, meat, seafood and other center-of-the-plate products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from approximately $281,703 in 2008 to approximately $480,292 in 2012.

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

On August 2, 2011, we completed our initial public offering (“IPO”) of shares of our common stock. We issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. We received net proceeds from the offering of approximately $63,300 (after the payment of underwriter discounts and commissions and offering expenses) that have been used, together with borrowings under our new senior secured credit facilities, to repay all of our loans outstanding under our former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest, call premiums and unamortized original issue discount (“OID”).

Refinancing Transactions

In connection with our redemption of all of our outstanding Class A units in October 2010, we entered into a $100,000 senior secured credit facility with a syndicate of lenders. The senior secured credit facility provided for (i) a $75,000 term loan facility and (ii) a revolving credit facility under which we may borrow up to $25,000. We also issued $15,000 of our senior subordinated notes due 2014.

In connection with our IPO, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. This senior secured credit facility provided for (i) a four year, $30,000 term loan facility maturing in 2015, and (ii) a four year, $50,000 revolving credit facility maturing in 2015. We used the net proceeds of the IPO, together with a portion of borrowings under this senior secured credit facility, to repay all of our loans outstanding under our former senior secured credit facilities in place prior to our IPO and redeem all of our outstanding senior subordinated notes due 2014.

On April 25, 2012 we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A. Our new senior secured credit facility provides for a (i) a four year, $40,000 term loan facility maturing in 2017, and (ii) a five year $100,000 revolving credit facility maturing in 2017. The agreement provided us with the option of increasing the amount of the revolving credit facility by up to $40,000. We exercised this option on September 28, 2012 and as a result, capacity under the revolving credit facility increased to $140,000.

Recent Acquisitions

Subsequent to our fiscal year end, on December 31, 2012, the Company closed on its acquisition of Queensgate, a foodservice distributor based in Cincinnati, OH. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed earlier in 2012. The initial purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments) and was funded with borrowings under our revolving credit facility. Additionally, the purchase price may be increased by up to $2,400 based upon the achievement of certain performance milestones over a two year period following the closing.

On August 10, 2012, the Company acquired 100% of the equity securities of Michael’s, a specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $53,509 and was funded with borrowings under our revolving credit facility that we entered into in April 2012.

On April 27, 2012, we acquired 100% of the outstanding common stock of Praml, a Nevada corporation. The purchase price paid to acquire Praml was approximately $19,500. We financed the purchase price paid for the outstanding common stock of Praml with borrowings under our revolving credit facility that we entered into in April 2012. Praml is a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada which services the Las Vegas and Reno markets.

On November 7, 2011, we purchased substantially all the assets of Provvista, including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. We financed the purchase price with borrowings under our credit facilities that we entered into in connection with our IPO. We expect Provvista to continue to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, we purchased certain of the assets of Harry Wils including certain of its inventory and certain intangible assets, including its customer list and certain intellectual property. Harry Wils was a specialty foodservice distribution company headquartered in the New York City metropolitan area. The purchase price paid to Harry Wils was approximately $8,900. We financed the purchase price for these assets with borrowings under our senior secured credit facilities in place prior to the consummation of our IPO.

On June 18, 2010, we acquired the assets of Monique & Me, Inc., doing business as Culinaire Specialty Foods, for cash consideration of approximately $3,700, which provided us with an immediate platform for growth in the south Florida market.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open two new distribution facilities and pursue selective acquisitions. This improved infrastructure has allowed us to maintain our operating margins in an increasingly competitive environment. Over the last several years, we have increased our distribution capacity to approximately 674,000 square feet in eleven facilities.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we have experienced throughout 2011 and portions of 2012, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, the shift in product mix resulting from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products

The foodservice distribution industry is fragmented and consolidating. Over the past five years, we have supplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

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

•

Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered; impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

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

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the write off of deferred financing fees.

•

(Gain) loss on fluctuation of interest rate swaps. (Gain) loss on fluctuation of interest rate swaps consists solely of the change in valuation on an interest rate swap not eligible for hedge accounting.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, and (vi) accounting for income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Beginning in the fourth quarter of 2008 and continuing through the first three quarters of 2009 we experienced a reduction in year-over-year revenue driven by poor overall economic conditions. During this period of time, we projected and experienced a higher rate of defaults on our trade accounts receivable. As such, we increased our estimated allowance for doubtful accounts requirements in line with then current economic conditions. During the fourth quarter of 2009 and throughout each of the last three fiscal years, we noticed an improvement in overall general economic conditions when compared to 2007 and 2008. This improvement resulted in higher revenue and also resulted in a lower default rate on our trade accounts receivable. As such, in 2010 and 2011 we lowered our estimated allowance for doubtful accounts reserve requirement in line with then current economic conditions which resulted in a lower provision expense for our allowance for doubtful accounts in fiscal 2010 than we incurred in 2009. The provision expense for our allowance for doubtful accounts in fiscal 2012 was in line with those incurred during fiscal 2011 and fiscal 2010. Our accounts receivable balance was $56,694 and $42,876, net of the allowance for doubtful accounts of $3,440 and $2,900, as of December 28, 2012 and December 30, 2011, respectively.

Inventory Valuation

We maintain reserves for slow-moving and obsolete inventories. These reserves are primarily based upon inventory age plus specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences or change in overall economic conditions could result in a significant change in the reserve balance and could require a corresponding charge to earnings. We actively manage our inventory levels as we seek to minimize the risk of loss and have consistently achieved a relatively high level of inventory turnover.

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

In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a market capitalization approach. Under this approach fair value is calculated based on the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 28, 2012, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of December 28, 2012 and December 30, 2011 was $45,359, and $20,590, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2012 or 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 28, 2012 and December 30, 2011 were $35,708 and $5,115, respectively.

The assessment of the recoverability of intangible assets will be impacted if estimated future cash flows are not achieved.

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

Effective August 1, 2012, we are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of sales:

	FISCAL YEAR ENDED
	December 28, 2012	December 30, 2011	December 24, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0%	73.6%	74.0%

Gross profit	26.0%	26.4%	26.0%
Operating expenses	20.0%	19.5%	19.4%

Operating income	6.0%	6.9%	6.6%
Other expense (income):
Interest expense	0.8%	3.6%	1.2%
Gain on fluctuation of interest rate swap	0.0%	(0.0)%	(0.3)%

Total other expense	0.8%	3.6%	0.9%

Income before income taxes	5.2%	3.3%	5.7%
Provision for income taxes	2.2%	1.4%	0.8%

Net income	3.0%	1.9%	4.9%

Fiscal Year Ended December 28, 2012 compared to Fiscal Year Ended December 30, 2011

Net Sales

Net sales for the 52 weeks ended December 28, 2012 increased approximately 19.9% to $480,292 from $400,632 for the 53 weeks ended December 30, 2011. The increase in net sales was the result of organic sales growth and the acquisitions of Michael’s and Praml in 2012 and Provvista, which was acquired late in 2011. These acquisitions accounted for approximately $76,107 of our sales growth in 2012. Our net sales growth was negatively impacted by Hurricane Sandy in the fourth quarter of 2012 by approximately $3,000 and the prior year impact of an extra week in our 2011 fiscal year which was approximately $6,600. Deflation for the year was approximately 0.2%.

Gross Profit

Gross profit increased approximately 18.0% to $125,004 for the 52 weeks ended December 28, 2012 from $105,934 for the 53 weeks ended December 30, 2011. Gross profit margin decreased approximately 41 basis points to 26.0% in fiscal 2012 from 26.4% in the year earlier period. The decrease in gross profit margin was due to the impact on our sales mix resulting from the Michael’s and Praml acquistions and the impact of Hurricane Sandy.

Operating Expenses

Total operating expenses increased by approximately 23.2% to $96,237 for the 52 weeks ended December 28, 2012 from $78,138 for the 53 weeks ended December 30, 2011. As a percentage of net sales, operating expenses increased 54 basis points to 20.0% for fiscal 2012 from 19.5% for 2011. The increase in total operating expense was primarily due to the growth in net sales, including through acquisitions. The increase in total operating expenses as a percentage of net sales was primarily due to higher insurance costs, higher amortization expense related to the company’s acquisitions, duplicate rent on the Company’s Bronx, NY facility, as well as the impact of Hurricane Sandy, partially offset by lower incentive and stock compensation.

Operating Income

Operating income increased approximately 3.5% to $28,767 for the 52 weeks ended December 28, 2012 compared to $27,796 for the 53 weeks ended December 30, 2011. As a percentage of net sales, operating income was 6.0% in 2012 compared to 6.9% in 2011. The increase in operating income was due to increased sales volume offset in part by the increase in operating expenses discussed above.

Other Expense

Total other expense decreased $10,803 to $3,692 for the year ended December 28, 2012, from $14,495 for the year ended December 30, 2011. This decrease in total other expense is attributable to the decrease in interest expense for the year ended December 28, 2012 to $3,674 from $14,570 in the year ended December 30, 2011. The decrease in interest expense was offset in part by higher average borrowings in 2012 when compared to 2011. The increased interest expense in 2011 was the result of a significant increase in debt levels during the fourth quarter of fiscal 2010 as we financed the redemption of all of our outstanding Class A units which were held by BGCP/DL, LLC and another former investor of ours with borrowings under our then existing credit facilities and senior notes. In addition we incurred expenses of approximately $5,400 for call premiums and the write-off of deferred financing fees and unamortized original issue discount (“OID”) when we refinanced our pre-IPO indebtedness upon completion of our IPO.

Provision for Income Taxes

Our effective income tax rate was 42.13% and 42.19% for the years ended December 28, 2012 and December 30, 2011, respectively. Based upon current enacted tax rates, which could change, we expect our effective tax rate for fiscal 2013 to approximate 41.5%.

Net Income

Reflecting the factors described in more detail above, net income increased $6,813 to $14,511 for the year ended December 28, 2012, compared to $7,698 for the year ended December 30, 2011.

Fiscal Year Ended December 30, 2011 compared to Fiscal Year Ended December 24, 2010

Net Sales

Our net sales for the fiscal year ended December 30, 2011 increased approximately 21.4%, or $70,514, to $400,632 from $330,118 for the year ended December 24, 2010. This increase was primarily due to organic growth (sales growth excluding the impact of acquisitions) of $37,700. Our organic growth was due primarily to increased item penetration to existing customers, as well as the success of our customer acquisition strategy. Other sources of net sales growth were acquisitions, consisting of $18,900 and inflation/product mix of $7,300. In addition, fiscal 2011 had a 53rd week (compared to 52 weeks in fiscal 2010) which contributed an additional $6,600 of net sales, net of acquisition revenue.

Gross Profit

Our gross profit increased approximately 23.5%, or $20,156, to $105,934 for the year ended December 30, 2011, from $85,778 for the year ended December 24, 2010. Our gross profit margin was 26.4% for the year ended December 30, 2011, and 26.0% for the year ended December 24, 2010. The increase in gross profit margin is primarily due to the change in the mix of net sales during the year as well as the impact from our price optimization initiative which was fully implemented for the fourth quarter of 2011. In fiscal 2011 we also recorded $400 in refunds from U.S. Customs related to prior year duties paid on imported products. These refunds were reflected as a reduction of cost of sales and contributed to the increase in gross profit margin.

Operating Expenses

Our total operating expenses increased approximately 21.7%, or $13,900, to $78,100 for the year ended December 30, 2011, from $64,200 for the year ended December 24, 2010. As a percentage of net sales, total operating expenses increased to approximately 19.5% for the year ended December 30, 2011, from approximately 19.4% for the year ended December 24, 2010. The increase in total operating expense was primarily due to the growth in net sales, including through acquisitions. As a percent of net sales, operating expenses increased primarily due to increased fuel costs and stock compensation expenses, offset by improved facilities utilization and reduced incentive compensation.

Operating Income

Operating income increased 28.9% to $27,800 for fiscal 2011 from $21,572 in fiscal 2010, and as a percentage of net sales increased to 6.9% from 6.6%. This increase in operating income was primarily due to increased sales volume and increased gross profit percentage, as discussed above. The addition of a 53rd week to fiscal year 2011 contributed approximately $800 of the increase in operating income.

Other Expense

Total other expense increased $11,364 to $14,495 for the year ended December 30, 2011, from $3,131 for the year ended December 24, 2010. This increase in total other expense is attributable to the increase in interest expense for the year ended December 30, 2011 to $14,570 from $4,041 in the year ended December 24, 2010, which was the result of a significant increase in debt levels during the fourth quarter of fiscal 2010 as we financed the redemption of all of our outstanding Class A units which were held by BGCP/DL, LLC and another former investor of ours with borrowings under our then existing credit facilities and senior notes. In addition we incurred expenses totaling approximately $5,400 for call premiums and write-off of deferred financing fees and unamortized OID when we refinanced our pre-IPO indebtedness upon completion of our IPO. We also recognized a gain of $910 on our interest rate swap in 2010. This instrument expired in January 2011 and we recorded a gain of only $81 in 2011.

Provision for Income Taxes

Our effective income tax rate was 42.1% and 13.9% for the years ended December 30, 2011 and December 24, 2010, respectively. Our 2010 effective tax rate was significantly impacted by the recording of deferred tax assets generated as a result of our predecessor company and each of its operating subsidiaries that were limited liability companies electing to be taxed as corporations starting in October of 2010. This election was performed in anticipation of the redemption of all of our outstanding Class A units.

Net Income

Reflecting the factors described in more detail above, net income decreased $8,176 to $7,698 for the year ended December 30, 2011, compared to $15,874 for the year ended December 24, 2010.

Net Income (Loss) Available to Common Stockholders

Net income available to common stockholders was $7,698 for fiscal year 2011 as compared to a net loss of $(10,678) for fiscal year 2010. The net loss in fiscal 2010 primarily resulted from a $22,429 deemed dividend paid to our Class A unit holders at the time of the redemption of our Class A units.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer term, fixed rate debt, in order to complete those acquisitions.

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC were each added as a Guarantor under the New Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the New Credit Agreement

The New Credit Agreement provides for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. The New Credit Agreement also provides that the Borrowers may, at their option, increase the aggregate amount of either borrowings under the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) (the “Accordion”) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. On September 28, 2012, the Borrowers under the New Credit Agreement exercised the Accordion in full to increase the aggregate commitments under the New Revolving Credit Facility portion of the New Credit Agreement by $40,000. As a result of the Borrowers’ exercise of the Accordion, borrowing capacity under the New Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the New Credit Agreement remain unchanged. Unutilized commitments under the New Revolving Credit Facility portion of the New Credit Agreement are subject to a per annum fee of 0.40%. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

On April 25, 2012, the Borrowers incurred $40,000 in borrowings under the New Term Loan Facility of the New Credit Agreement to repay existing borrowings under the credit facilities that were put in place in connection with the IPO. The final maturity of the New Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 and the last sixteen quarterly payments equal to $1,500, with the remaining balance due upon maturity.

On April 25, 2012, the Borrowers incurred approximately $3,000 in borrowings under the New Revolving Credit Facility portion of the New Credit Agreement to repay borrowings under the credit facilities that were put in place in connection with the IPO. Borrowings under the New Revolving Credit Facility portion of the New Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the New Revolving Credit Facility expire on April 25, 2017 and any New Revolving Credit Loans then outstanding will be payable in full at that time. As of December 28, 2012, we had $63,180 of availability under the New Revolving Credit Facility portion of the New Credit Agreement. Subsequent to the end of the 2012 fiscal year, we borrowed $21,900 to finance the purchase price of our acquisition of certain assets of Queensgate.

Borrowings under the New Credit Facilities bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The LIBO Rate is the rate for eurodollar deposits for a period equal to one, two, three, six or nine months (as selected by the Borrowers) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page of such service), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The New Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the New Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated fixed charges on a trailing twelve month basis as of the end of each of our fiscal quarters to be not less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to our consolidated EBITDA (as defined in the New Credit Agreement) for the then trailing twelve months to be no greater than (A) 3.50 to 1.00 for any fiscal quarter ending in our 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in our 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any of our fiscal quarters ending thereafter.

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement.

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

For more information regarding the NMTC Loan, see Note 11 to the condensed consolidated financial statements appearing elsewhere in this report.

Our capital expenditures, excluding cash paid for acquisitions, for fiscal 2012 were approximately $3,186. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2013 will be approximately $25,000, of which $11,000 will be funded with the restricted cash from the NMTC loan. The significant increase in projected capital expenditures in 2013 is being driven by the renovation and expansion of our newly leased Bronx, New York distribution facility which we expect will run approximately $21,000 for the year. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our New Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer term, fixed rate debt securities and shares of our common stock.

Net cash provided by operations was $8,391 for fiscal 2012, a decrease of $8,329 from the $16,720 provided by operations for fiscal 2011. The primary reasons for the decrease in cash provided by operations were $6,813 of increased net income offset by a decrease of $5,506 of non-cash items, a $9,335 increase in the use of cash from working capital and a $301 net increase in a use of cash due to changes in long-term assets. The decrease in non-cash charges were due to the following charges which were incurred in fiscal 2011 but did not recur in fiscal 2012: $2,127 of OID amortization, $1,825 of non-cash interest expense and $2,860 of write-offs of deferred financing fees, in each case associated with the refinancing of our debt obligations in connection with our IPO. In addition, there was $549 less of stock compensation, which was offset by an increase in cash provided by deferred credits of $592. These were offset by increases in depreciation and amortization of $2,210 and provision for bad debt of $245. The $9,335 increase in use of cash from working capital was primarily due to a $1,161 increase in cash used for inventory, a $2,305 increase in cash used for prepaids and other current assets and a $5,163 decrease in cash provided from accounts payable. Net cash provided by operations was $16,720 for fiscal 2011, an increase of $3,196 from the $13,524 provided by operations for fiscal 2010. The primary reasons for the increase in cash provided by operations in 2011 when compared to 2010 were $8,176 less in net income offset by an increase of $13,254 of non-cash items, a $2,481 increase in the use of cash from working capital and a $599 net decrease in a use of cash due to changes in long-term assets. The increase in non-cash charges consisted of $2,004 of OID amortization, $1,325 of non-cash interest expense and $2,860 of write-offs of deferred financing fees, in each case associated with the refinancing of our debt obligations in connection with our IPO. In addition there was a non-cash charge of $2,097 for stock compensation, a net decrease of $3,634 in deferred tax assets, a net increase of $334 in depreciation and amortization, a net increase in provision for allowance for doubtful accounts of $147, as well as a $829 decrease in mark to market gains on derivative contracts. The $2,481 increase in working capital was primarily due to a $3,519 increase in cash used for inventory and a $1,390 increase in cash used for receivables, offset by a $1,525 increase in cash provided by accounts payable.

Net cash used in investing activities was $75,714 for fiscal 2012, an increase of $55,881 from the $19,833 used in investing activities for fiscal 2011. The increase was due to the acquisition of Praml and Michael’s at cash purchase prices totaling $72,521 during fiscal 2012 versus the acquisitions of Harry Wils and Provvista Specialty Foods, Inc. at cash purchase prices totaling $17,757 during fiscal 2011. In addition, capital expenditures were $1,105 higher in fiscal 2012. Net cash used in investing activities was $19,833 for fiscal 2011, an increase of $14,962 from the $4,871 used in investing activities for fiscal 2010. The increase was due to the acquisition of Harry Wils and Provvista. at cash purchase prices totaling $17,757 during fiscal 2011 versus the acquisition of Monique & Me, Inc. at a cash purchase price of $3,738 during fiscal 2010. In addition, capital expenditures were $948 higher in fiscal 2011.

Net cash provided by financing activities was $65,408 for fiscal 2012, an increase of $62,240 from the $3,168 provided by financing activities for fiscal 2011. This increase resulted from proceeds of our New Term Loan Facility, borrowings under our New Revolving Credit Facility, net of payments made to pay off borrowings under our senior secured credit facilities in place prior to our April 2012 refinancing. Net cash provided by financing activities was $3,168 for fiscal 2011, an increase of $10,718 from the $7,550 used in financing activities for fiscal 2010. This increase resulted from proceeds of our IPO, borrowings under our new senior secured credit facility, net of payments made to pay off borrowings under our senior secured credit facilities in place prior to our IPO and our senior subordinated notes.

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 28, 2012.

	PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER
	(In thousands)
Inventory purchase commitments	$10,384	$10,384	$—	$—	$—
Indebtedness	$124,477	$5,110	$12,220	$107,147	$—
Capital lease obligations	$561	$191	$230	$137	$3
Long-term non-capitalized leases	$53,237	$9,189	$14,182	$9,663	$20,203

Total	$188,659	$24,874	$26,632	$116,947	$20,206

The indebtedness for our revolver and term loan shown above exclude interest payments due because those instruments have floating rate debt. A portion of the indebtedness obligations shown reflect the expiration of our senior secured credit facility, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of our subsidiaries, Dairyland USA Corporation, or Dairyland, subleases one of its distribution centers from an entity controlled by our founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of our other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this conditional guarantee totaled $10,572 at December 28, 2012. On July 1, 2005, these subsidiary guarantors entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

We had outstanding letters of credit of approximately $1,820 and $120 at December 28, 2012 and December 30, 201l, respectively.

Substantially all of our assets are pledged as collateral to secure our borrowings under our senior secured credit facilities.

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

Off-Balance Sheet Arrangements

As of December 28, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the New Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto described in more detail above under the caption “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of December 28, 2012, we had an aggregate $113,000 of indebtedness outstanding under the New Revolving Credit Facility and New Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $654 per annum, holding other variables constant.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Chefs’ Warehouse, Inc.

Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 28, 2012 and December 30, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chefs’ Warehouse, Inc. at December 28, 2012 and December 30, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chefs’ Warehouse, Inc.‘s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

March 13, 2013

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2012	December 30, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118	$2,033
Accounts receivable, net of allowance of $3,440 in 2012 and $2,900 in 2011	56,694	42,876
Inventories, net	40,402	23,873
Deferred taxes, net	2,839	1,448
Prepaid expenses and other current assets	5,452	3,364

Total current assets	105,505	73,594
Restricted cash	11,008	—
Equipment and leasehold improvements, net	9,365	5,379
Software costs, net	328	355
Goodwill	45,359	20,590
Intangible assets, net	35,708	5,115
Deferred taxes, net	—	1,401
Other assets	2,861	1,444

Total assets	$210,134	$107,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,718	$30,371
Accrued liabilities	5,291	3,839
Accrued compensation	3,519	3,508
Current portion of long-term debt	5,175	6,107

Total current liabilities	47,703	43,825
Long-term debt, net of current portion	119,352	39,590
Deferred taxes, net	2,552	—
Other liabilities and deferred credits	1,245	893

Total liabilities	170,852	84,308

Commitments and contingencies
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 28, 2012 and December 30, 2011	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 20,988,073 and 20,840,590 shares issued and outstanding at December 28, 2012 and December 30, 2011, respectively	210	208
Additional paid in capital	21,005	19,806
Retained earnings	18,067	3,556

Total stockholders’ equity	39,282	23,570

Total liabilities and stockholders’ equity	$210,134	$107,878

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 24, 2010
Net revenues	$480,292	$400,632	$330,118
Cost of sales	355,288	294,698	244,340

Gross profit	125,004	105,934	85,778
Operating expenses	96,237	78,138	64,206

Operating income	28,767	27,796	21,572
Interest expense	3,674	14,570	4,041
Gain on fluctuation of interest rate swap	—	(81)	(910)
Loss on sale of assets	18	6	—

Income before income taxes	25,075	13,301	18,441
Provision for income taxes	10,564	5,603	2,567

Net income	$14,511	$7,698	$15,874

Deemed dividend accretion on Class A members’ units	—	—	(4,123)
Deemed dividend paid to Class A members’ units	—	—	(22,429)

Net income (loss) attributable to common stockholders	$14,511	$7,698	$(10,678)

Net income (loss) per share attributable to common stockholders:
Basic	$0.70	$0.44	(0.50)
Diluted	$0.69	$0.43	(0.50)
Weighted average common shares outstanding:
Basic	20,612,407	17,591,376	21,331,646
Diluted	20,926,365	18,031,651	21,331,646

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 28, 2012, December 30, 2011 and December 24, 2010

(Amounts in thousands, except unit/share amounts)

	Class A				Common Stock
	Units	Amount	Class B Units	Class C Units	Members’ Deficit	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total
Balance December 25, 2009	25,000,000	$41,698	50,000,000	4,927,000	$(36,364)	—	$—	$—	$—	$(36,364)
Accretion of Class A Units to liquidation value	—	4,123	—	—	(4,123)	—	—	—	—	(4,123)
Redemption of Class A units	(25,000,000)	(45,821)	—	—	(22,429)	—	—	—	—	(22,429)
Purchase of Class C units	—	—	—	(552,000)	(173)	—	—	—	—	(173)
Forfeiture of Class C units	—	—	—	—	—	—	—	—	—	—
Distribution to members	—	—	—	—	(1,597)	—	—	—	—	(1,597)
Net income	—	—	—	—	15,874	—	—	—	—	15,874

Balance December 24, 2010	—	—	50,000,000	4,375,000	$(48,812)	—	$—	$—	$—	$(48,812)
Net income – pre-conversion	—	—	—	—	4,142	—	—	—	—	4,142
Conversion to C Corporation			(50,000,000)	(4,375,000)	44,670	16,000,000	160	(44,830)	—	—
Net proceeds from IPO	—	—	—	—	—	4,666,667	47	63,232	—	63,279
Net income – post conversion	—	—	—	—	—	—	—	—	3,556	3,556
Stock compensation	—	—	—	—	—	212,318	2	2,095	—	2,097
Shares surrendered to pay withholding taxes	—	—	—	—	—	(38,395)	(1)	(691)	—	(692)

Balance December 30, 2011	—	—	—	—	$—	20,840,590	$208	$19,806	$3,556	$23,570
Net income	—	—	—	—		—	—	—	14,511	14,511
Stock compensation	—	—	—	—	—	171,233	2	1,545	—	1,547
Shares surrendered to pay withholding taxes	—	—	—	—	—	(23,750)	—	(346)	—	(346)

Balance December 28, 2012	0	$0	0	0	$0	20,988,073	$210	$21,005	$18,067	$39,282

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 28, 2012, December 30, 2011, and December 24, 2010

(Amounts in thousands)

	December 28, 2012	December 30, 2011	December 24, 2010
Cash flows from operating activities:
Net income	$14,511	$7,698	$15,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,932	1,722	1,388
Provision for allowance for doubtful accounts	1,434	1,189	1,042
Original issue discount amortization	—	2,127	123
Deferred credits	302	(290)	(302)
Deferred taxes	(83)	1,164	(2,470)
Unrealized gain on interest rate swap	—	(81)	(910)
Accrual of paid in kind interest	—	1,825	500
Amortization of deferred financing fees	446	721	715
Write off of deferred financing fees	237	2,860	—
Stock compensation	1,547	2,097	—
Loss on asset disposal	18	6	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,739)	(7,033)	(5,643)
Inventories	(5,130)	(3,969)	(450)
Prepaid expenses and other current assets	(2,060)	245	(658)
Accounts payable and accrued liabilities	1,350	6,513	4,988
Other assets	(374)	(74)	(863)
Receivable from related party	—	—	190

Net cash provided by operating activities	8,391	16,720	13,524

Cash flows from investing activities:
Capital expenditures	(3,186)	(2,081)	(1,133)
Cash paid for acquisitions	(72,521)	(17,757)	(3,738)
Interest on restricted cash	(7)	—	—
Proceeds from asset disposals	—	5	—

Net cash used in investing activities	(75,714)	(19,833)	(4,871)

Cash flows from financing activities:
Cash paid for Class C shares	—	—	(173)
Redemption of Class A shares	—	—	(68,250)
Net proceeds from IPO	—	63,279	—
Proceeds from new senior secured loan	40,000	30,000	—
Borrowing of debt	—	—	97,500
Payment of debt and capital lease obligations	(30,131)	(93,285)	(20,400)
Borrowing under revolving credit line	248,258	399,877	325,810
Payments under revolving credit line	(190,640)	(394,714)	(334,085)
Payment of deferred financing fees	(1,733)	(1,297)	(5,961)
Surrender of shares to pay withholding taxes	(346)	(692)	—
Distributions to stockholders	—	—	(1,597)
Other	—	—	(394)

Net cash provided by (used in) financing activities	65,408	3,168	(7,550)

Net change in cash and cash equivalents	(1,915)	55	1,103
Cash and cash equivalents at beginning of year	2,033	1,978	875

Cash and cash equivalents at end of year	$118	$2,033	$1,978

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,291	$2,641	$5,789
Cash paid for interest	$2,781	$7,355	$3,536
Noncash investing activity:
Capital lease	$343	$342	$—
Noncash financing activity:
Accretion of Class A shares	$—	$—	$4,123

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

On August 2, 2011, the Company completed the initial public offering (“IPO”) of shares of its common stock. The Company issued 4,666,667 shares in the offering, and certain existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that were used, together with borrowings under the Company’s then-existing senior secured credit facilities, to repay all of the Company’s loans outstanding under its former senior secured credit facilities and senior subordinated notes, including any accrued and unpaid interest and call premiums.

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

Consolidation

The Company’s direct and indirect wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC, a New York limited liability company (“DHP”) engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC, a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania; The Chefs’ Warehouse Midwest, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Ohio, Kentucky and Indiana; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC and Michael’s Finer Meats Holdings, LLC. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings, LLC owns 100% of Michael’s Finer Meats, LLC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, self-insurance reserves for group medical insurance, workers’ compensation insurance, and automobile liability insurance, future cash flows associated with impairment testing for intangible assets and long-lived assets, useful lives for intangible assets, stock-based compensation and tax reserves. Actual results could differ from estimates.

Current Year Acquisitions

The Company’s acquisition of Praml International, Ltd. (“Praml”) in the second quarter of fiscal 2012 was not material and, accordingly, pro forma financial information giving effect to the acquisition of Praml are not required to be included in these financial statements.

The Company’s acquisition of Michael’s Finer Meats, LLC (“Michael’s”) in the third quarter of fiscal 2012 was deemed to be material and, accordingly, pro forma financial information giving effect to the acquisition of Michael’s is included in these financial statements (See Note 6).

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

Operating Expenses

Operating expenses include the costs of facilities, product handling and replenishment, protein processing costs, delivering, selling and general administrative activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The Company periodically maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of COGS. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case. For the years ended December 28, 2012, December 30, 2011, and December 24, 2010, the recorded purchase incentives totaled approximately $5,134, $4,820, and $3,996, respectively.

Concentrations of Credit Risks

Financial instruments that subject the Company to concentrations of credit risk consist of cash, temporary cash investments, trade receivables, and short-term and long-term debt. The Company’s policy is to deposit its cash and temporary cash investments with major financial institutions. The Company distributes its food and related products to a customer base that consists primarily of restaurants, country clubs, catering halls, hotels and other institutions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral. However, the Company, in certain instances, has obtained personal guarantees from certain customers. There is no significant balance with any individual customer.

Equipment and Leasehold Improvements

The Company records equipment and leasehold improvements at cost. Equipment that has been financed through capital leases is recorded at the present value of the minimum lease payments, which approximates cost. Equipment and leasehold improvements, including capital lease assets, are depreciated on a straight-line basis based upon estimated useful life.

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software”. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases. Capitalized software purchases and related development costs, net of accumulated amortization, were $328 at December 28, 2012 and $355 at December 30, 2011.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” that only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets in the consolidated balance sheets. The Company had unamortized debt issuance costs of $2,435 and $1,061 as of December 28, 2012 and December 30, 2011, respectively. These costs are amortized over the terms of the related debt instruments on a straight-line basis. Amortization of debt issuance costs was $446 for the fiscal year ended December 28, 2012, $721 for the fiscal year ended December 30, 2011, and $715 for the fiscal year ended December 24, 2010. In addition, we wrote off debt issuance costs totaling $237 and $2,860 in fiscal 2012 and fiscal 2011, respectively, in connection with the refinancing of our senior secured credit facilities.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2012 or 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other”. Impairment testing for goodwill is performed at least annually and more frequently if indicators of impairment exist. Impairment testing for goodwill uses a two-step approach, which is performed at the consolidated level, as the Company has a single reporting unit. Stage one compares the fair value of the Company (using the market capitalization approach) with its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Stage two compares the carrying value of the entity’s goodwill to its implied fair value (i.e., fair value of the entity less the fair value of the entity’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. There have been no events or changes in circumstances during 2012, 2011 or 2010 indicating that goodwill may be impaired.

Derivative Financial Instruments

Derivatives are carried as assets or liabilities at their fair values in accordance with ASC 820 “Fair Value Measurements”. The Company’s derivative was comprised of an interest rate swap commitment entered into with a financial institution to hedge the risk associated with the Company’s variable rate debt. The swap expired in January 2011 and therefore had no value as of December 28, 2012 or December 30, 2011. Prior to its expiration, the financial instrument did not qualify for hedge accounting and was carried at fair value with the changes in fair value recorded in earnings.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). Beginning in fiscal 2011, the Company elected to make matching contributions to the 401(k) Plan at 50 percent of employee contributions to a maximum of three percent of an employee’s salary. The Company recognized expense totaling $337 and $300, respectively, for the years ended December 28, 2012 and December 30, 2011.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company follows certain provisions of ASC 740, “Income Taxes” (previously reported as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when they are estimable and probable that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense.

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

Self-Insurance Reserves

Effective October 1, 2011, the Company began maintaining a self-insured group medical program. The program contains individual as well as aggregate stop loss thresholds. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Effective August 1, 2012, the Company became self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of the Company’s deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Fair Value Measurements

The carrying values of the Company’s assets and liabilities approximate the fair values except for the fair value of the Company’s debt, which are based on prevailing interest rates and market prices for debt of similar terms and maturities. As of December 28, 2012, the Company had no financial instruments required to be measured at fair value.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 24, 2010
Net income	$14,511	$7,698	$15,874
Deemed dividend accretion on Class A members’ units	—	—	(4,123)
Deemed dividend paid to Class A members’ units	—	—	(22,429)

Net income (loss) attributable to common shares/members’ units	$14,511	$7,698	$(10,678)

Net income (loss) per share/unit attributable to common stockholders/members :
Basic	$0.70	$0.44	$(0.50)
Diluted	$0.69	$0.43	$(0.50)
Weighted average common shares/units outstanding (1):
Basic	20,612,407	17,591,376	21,331,646
Diluted	20,926,365	18,031,651	21,331,646

(1)	Adjusted to reflect effect of reorganization transaction completed on July 27, 2011 in which Chefs’ Warehouse Holdings, LLC was converted into The Chefs’ Warehouse, Inc. (See Note 1).

Reconciliation of earnings (loss) per common share/unit:

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 24, 2010
Numerator:
Net income (loss) attributable to common stockholders/members	$14,511	$7,698	$(10,678)

Denominator:
Weighted average basic common shares/units outstanding	20,612,407	17,591,376	21,331,646
Dilutive effect of unvested common shares/units	313,958	440,275	—

Weighted average diluted common shares/units outstanding	20,926,365	18,031,651	21,331,646

For fiscal 2010, a weighted average of 741,682 unvested shares/units was not included in fully diluted shares/units outstanding because they would have been anti-dilutive.

Note 4 – Derivatives

Derivatives are carried as assets or liabilities at their fair values in accordance with ASC 820, “Fair Value Measurements”. During portions of the periods covered by these financial statements, the Company had entered into two derivative contracts, neither of which qualified for hedge accounting. The gains and losses on these instruments due to changes in fair value were recognized in the Company’s consolidated statements of operations.

The Company is exposed to certain risks relating to its ongoing business operations. During fiscal 2011, the primary risks the Company managed using derivative instruments were foreign currency exchange rate risk and variable interest rate risk.

The Company previously entered into an interest rate swap agreement to hedge the exposure on its variable rate debt. This agreement expired in January 2011.

In January 2011, the Company entered into a foreign exchange collar contract to hedge its exposure to variability in the Euro/US Dollar exchange rate. This agreement expired in December 2011. As part of its business, the Company regularly imports products from Europe that require payment in Euros. This contract required the Company to purchase and sell Euros throughout the year to pay for forecasted imports. During fiscal 2011 the collar was used to purchase 3.15 million Euros.

In February 2012, the Company purchased an out of the money Brent Crude Option as a hedge against potential geo-political disruptions in the Middle East. This option expired on June 11, 2012.

Financial Statement Presentation

The effect of the Company’s derivative instruments on its consolidated statements of operations for the fiscal years ended December 28, 2012, December 30, 2011, and December 24, 2010 was as follows:

		Fiscal Year Ended
		December 28, 2012	December 30, 2011	December 24, 2010
	Location of income (expense) recognized on derivative
Derivatives not designated as hedging instruments:
Foreign currency collars gain (loss)	Cost of sales	$—	$(46)	$—
Brent crude oil option	Operating expenses	$(17)	$—	$—
Interest rate swaps	Gain on fluctuation of interest rate swap	$—	$81	$910

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

Assets and Liabilities Measured at Fair Value

As of December 28, 2012 and December 30, 2011, the Company had no assets or liabilities required to be measured at fair value.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans, as applicable, approximated their book values as of December 28, 2012 and December 30, 2011, as these instruments had variable interest rates that reflected current market rates.

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

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s, an Ohio corporation, for approximately $52,973 net of $536 of cash. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under its New Credit Facilities (as defined below). During the third quarter of fiscal 2012, the Company expensed $85 of legal fees in operating expenses related to the acquisition. The Company completed a formal valuation of the intangible and certain tangible assets of Michael’s. The financial statements reflect the results of the valuation of the goodwill, intangible assets and fixed assets we acquired in the transaction. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 10 years, two trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years. For the fiscal year ended December 28, 2012 the Company earned net sales and income before taxes totaling $35,771 and $2,546, respectively, for Michael’s.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml, a Nevada corporation, for approximately $19,548 in cash. Praml is a leading specialty foodservice company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under its New Credit Facilities. During the second quarter of fiscal 2012, the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and two trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

On November 7, 2011, the Company purchased substantially all the assets of Provvista Specialty Foods, Inc. (“Provvista”), including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. The Company financed the purchase price with borrowings under its senior secured revolving credit facility existing at that time. During the fourth quarter of fiscal 2011, the Company expensed $20 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Provvista’s assets is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the tangible and intangible assets of Provvista. These assets were valued at fair value using Level 3 inputs. Goodwill for the Provvista acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships, which will be amortized over 13 years and trademarks, which will be amortized over 2 years. The Company expects to operate under the Provvista name in these new markets for the foreseeable future.

On June 24, 2011, the Company completed its acquisition of certain assets of Harry Wils & Co. (“Harry Wils”), a specialty foodservice distribution company headquartered in the New York City metropolitan area. The operations of Harry Wils were immediately combined with the Company’s existing New York operations. The purchase price paid to Harry Wils was approximately $8,900. The Company financed the purchase price for these assets with borrowings under its then-existing senior secured credit facilities. During the second quarter of fiscal 2011, the Company expensed $55 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Harry Wils is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the intangible assets of Harry Wils. These assets were valued at fair value using Level 3 inputs. Goodwill for the Harry Wils acquisition will be amortized for tax purposes over a period of 15 years. Other intangible assets consist of customer relationships, which will be amortized over 10.5 years.

The table below details the assets and liabilities acquired as part of the acquisitions of Michael’s as of August 10, 2012, Praml as of April 27, 2012, Provvista as of November 7, 2011 and Harry Wils as of June 24, 2011 and the allocation of the purchase price paid in connection with these acquisitions.

	Michael’s	Praml	Provvista	Harry Wils
Current assets	$16,161	$3,315	$3,107	$1,187
Customer relationships	12,431	4,187	1,707	2,753
Trademarks	12,724	1,369	300	—
Goodwill	11,903	12,866	4,143	4,968
Non-compete agreement	477	1,254	—	—
Fixed assets	2,871	—	100	—
Deferred tax assets	28	—	—	—
Deferred tax liability	—	(2,676)	—	—
Capital leases	(343)	—	—	—
Current liabilities	(2,743)	(767)	(508)	—

Purchase price	$53,509	$19,548	$8,849	$8,908

The table below presents pro forma consolidated income statement information as if Michael’s had been included in the Company’s consolidated results for the entire periods reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Michael’s acquisition as if the acquisition had been completed on December 25, 2010. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition of Michael’s been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the assets of Michael’s at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The purchase price allocations for the assets acquired and liabilities assumed are based on a formal valuation.

	For the Years Ended
	December 28, 2012	December 30, 2011
Net sales	$533,731	$481,966
Income before provision for income taxes	25,705	15,099

Pro forma net sales reflect the combined revenues of the Company and Michael’s. Pro forma income before provision for income taxes reflects the Company’s and Michael’s combined income before provision for income taxes with the following pro forma adjustments: 1) depreciation of equipment was adjusted for the fair market adjustment of the equipment acquired in the Michael’s acquisition, 2) interest expense was adjusted to reflect interest on the borrowings under the New Credit Facilities which were used to finance the acquisition of Michael’s, 3) the intangible assets acquired in the Michael’s acquisition were amortized over their estimated useful lives, 4) the private equity management fees of Michael’s that were charged by certain of Michael’s prior owners were eliminated, 5) the closing costs of the Company and Michael’s were eliminated and 6) the transaction bonuses paid by Michael’s were eliminated.

Note 7 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $650 and $575 at December 28, 2012 and December 30, 2011, respectively.

Note 8 – Restricted Cash

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. The proceeds from the NMTC Loan are reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 11.

Note 9 – Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 28, 2012	December 30, 2011
Machinery and equipment	5-10 years	$6,268	$5,598
Computers, data processing and other equipment	3-7 years	5,152	3,941
Leasehold improvements	7-15 years	8,518	5,622
Furniture and fixtures	7 years	617	557
Vehicles	5-7 years	839	496
Other	7 years	85	85
Construction-in-process		1,555	956

		23,034	17,255
Less: accumulated depreciation and amortization		(13,669)	(11,876)

Equipment and leasehold improvements, net		$9,365	$5,379

Construction-in-process at December 28, 2012 relates primarily to the build out of our new distribution facility in Bronx, NY. The Company expects to spend approximately $21,000 to complete the build out and move into this facility during fiscal 2014. Construction-in-process at December 30, 2011 relates primarily to the build out of our new distribution facility in Miami, Florida. The Company moved into this facility during the first quarter of fiscal 2012. The total cost of the build out was not materially different from the costs incurred as of December 30, 2011.

As of December 28, 2012, the Company had $342 of computer equipment and $337 of vehicles financed by capital leases. As of December 30, 2011 only the $342 of computer equipment was under capital lease. During 2012, the Company recorded depreciation of $114 on the computer equipment and $18 on the vehicles. The Company recorded depreciation of $28 on computer equipment during 2011. The Company had no assets under capital lease during 2010.

Depreciation expense on equipment and leasehold improvements was $1,730, $1,197, and $1,078 for the fiscal years ended December 28, 2012, December 30, 2011, and December 24, 2010, respectively.

Capitalized software is recorded net of accumulated amortization of $1,286 and $1,065 for the fiscal years ended December 28, 2012 and December 30, 2011, respectively. Depreciation expense on software was $221, $182 and $234 for the fiscal years ended December 28, 2012, December 30, 2011, and December 24, 2010, respectively.

Note 10 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2010	$11,479
Goodwill acquired during the year	9,111

Carrying amount as of December 30, 2011	20,590
Goodwill acquired during the year	24,769

Carrying amount as of December 28, 2012	$45,359

Other intangible assets consist of customer relationships being amortized over a period ranging from six to thirteen years, trademarks being amortized over a period of one to twenty years, and non-compete agreements being amortized over five to six years. Other intangible assets were comprised of the following at December 28, 2012 and December 30, 2011:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 28, 2012
Customer Relationships	117 months	$21,849	$(1,601)	$20,248
Non-compete agreements	62 months	$1,731	$(175)	$1,556
Trademarks	233 months	$14,393	$(489)	$13,904

Total	160 months	$37,973	$(2,265)	$35,708

December 30, 2011
Customer Relationships	127 months	$5,231	$(391)	$4,840
Trademarks	22 months	$300	$(25)	$275

Total	121 months	$5,531	$(416)	$5,115

Amortization expense for other intangibles was $1,849, $280 and $76 for the years ended December 28, 2012, December 30, 2011 and December 24, 2010, respectively.

As of December 28, 2012, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2013	$3,251
2014	3,107
2015	3,105
2016	3,099
2017	3,063
Thereafter	20,083

Total	$35,708

Note 11 – Debt Obligations

Debt obligations as of December 28, 2012 and December 30, 2011 consisted of the following:

	December 28, 2012	December 30, 2011
Revolving credit facility	$75,000	$17,382
Term loan	38,000	28,000
New Markets Tax Credit Loan	11,000	—
Capital leases	527	315

Total debt obligations	124,527	45,697
Less: current installments	(5,175)	(6,107)

Total debt obligations excluding current installments	$119,352	$39,590

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

The Credit Agreement provided for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $30,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $50,000.

On August 2, 2011, the Company incurred $30,000 in borrowings under the Term Loan Facility of the Credit Agreement and $14,000 under the Revolving Credit Facility to repay existing indebtedness that certain Borrowers and Guarantors were refinancing in connection with the Company’s IPO.

On April 25, 2012, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse, Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. The New Credit Agreement replaced the Credit Agreement. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC each were added as a Borrower under the New Credit Agreement.

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

The New Credit Facilities are secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of DHP. Borrowings under the New Credit Facilities bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The New Credit Agreement also includes financial covenants that require the Company to meet targeted leverage and fixed charge ratios.

Upon entering into the New Credit Agreement, the Company wrote off deferred financing fees of approximately $237 related to a portion of the Credit Agreement, as this part of the transaction was considered an extinguishment of existing debt. The remaining deferred financing fees from the Company’s previous credit facility of approximately $773 will be amortized over the life of the New Credit Agreement as this was considered a modification of existing debt.

On September 28, 2012, the Company under the New Credit Agreement exercised the Accordion in full to increase the aggregate commitments under the New Revolving Credit Facility by $40,000. As a result of the borrowers’ exercise of the Accordion, borrowing capacity under the New Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the New Credit Agreement were unchanged.

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Code, pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, NY facility, which construction is required under the lease agreement related to such facility. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

As of December 28, 2012, the Company and Guarantors were in compliance with all debt covenants under the New Credit Agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $1,820 of the New Revolving Credit Facility for the issuance of letters of credit. As of December 28, 2012, funds totaling $63,180 were available for borrowing under the New Revolving Credit Facility.

Note 12 – Stockholders’ Equity

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

On August 2, 2011, the Company completed the initial public offering of shares of the Company’s common stock. The Company issued 4,666,667 shares in the offering, and existing stockholders sold an additional 5,683,333 shares, including 1,350,000 shares sold to the underwriters to cover over-allotments. The Company received net proceeds from the offering of approximately $63,279 (after the payment of underwriter discounts and commissions and offering expenses) that were used, together with borrowings under the Credit Agreement, to repay all of the Company’s loans outstanding under the Company’s previous debt instruments, including any accrued and unpaid interest, call premiums and unamortized OID.

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 28, 2012 there were 1,355,867 shares available for grant.

On August 2, 2011, the Company granted RSAs totaling 206,666 shares to two employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s common stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately resulting in a compensation charge of $1,861 and the remainder of the awards, a total of 103,333 shares, were scheduled to vest in equal amounts on each of the next four anniversary dates of the grant of which $193 was recognized as compensation expense during fiscal 2011. During 2012, the Company recognized expense totaling $1,055 on these RSAs. This included a charge for $713 related to the accelerated vesting of 41,334 RSAs issued to the Company’s former chief operating officer as part of his separation from the Company. RSAs totaling 20,665 were forfeited during fiscal 2012.

On November 2, 2011, the Company granted RSAs totaling 5,652 shares to its four independent directors which vest on the date of the first annual stockholders’ meeting. These shares were valued at $14.30 each (the closing price of our common stock on November 2, 2011). The Company recognized $38 and $43 of expense related to these grants in fiscal 2012 and fiscal 2011, respectively.

During fiscal 2012, we issued 216,865 RSAs to our employees at a weighted average grant date fair value of $17.56 each. Of these awards, 34,783 RSAs were performance-based grants. We recognized no expense on the performance-based grants in fiscal 2012 because we did not achieve the fully diluted earnings per share targets for 2012. The remaining awards were time-based grants which will vest over 4-5 years. During fiscal 2012 we recognized expense totaling $373 on the time-based grants. During 2012, 24,947 of the RSAs granted in 2012 to the Company’s employees were forfeited.

During fiscal 2012, we issued 12,166 RSAs to our independent directors which will vest on the date of our 2013 annual stockholders meeting. These shares were valued at a weighted average grant date fair value of $18.91 each. We recognized expense totaling $81 on these RSAs in fiscal 2012. During 2012, 3,604 of the RSAs granted to the Company’s independent directors were forfeited.

During fiscal 2012, 8,582 RSAs, which were issued prior to the Company’s IPO, were forfeited.

At December 28, 2012 the Company had 215,979 unvested RSAs outstanding.

The Company has not issued any type of equity award other than RSAs under the Equity Plan.

Note 13 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 16 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 28, 2012, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2013	$1,729	$3,235	$2,912	$1,313	$9,189
2014	1,663	3,673	2,438	1,050	8,824
2015	—	2,850	1,757	750	5,357
2016	—	3,159	1,461	713	5,333
2017	—	2,400	1,223	707	4,330
Thereafter	—	18,998	193	1,013	20,204

Total minimum lease payments	$3,392	$34,315	$9,984	$5,546	$53,237

Total rent expense for operating leases for the years ended December 28, 2012, December 30, 2011 and December 24, 2010 was $10,172, $8,634 and $7,241, respectively. One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from an entity controlled by the Company’s founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland USA Corporation and two of the Company’s other subsidiaries are required to act as guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,572 at December 28, 2012. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland USA Corporation to December 2014. On July 1, 2005, the Company’s subsidiaries entered into a Consent and Conditional Release Agreement releasing the entities from their respective guarantee obligations under the entity guarantees. As of December 28, 2012, the Company’s subsidiaries in compliance with the conditions of the release.

Note 14 – Income Taxes

The provision for income taxes consists of the following for the years ended December 28, 2012, December 30, 2011, and December 24, 2010:

	December 28, 2012		December 30, 2011		December 24, 2010
Current income tax expense	$		$		$
Federal		8,173		3,392		4,035
State		2,474		1,047		1,002

Total current income tax expense		10,647		4,439		5,037

Deferred income tax expense (benefit)
Federal		(69)		877		(1,983)
State		(14)		287		(487)

Total deferred income tax expense (benefit)		(83)		1,164		(2,470)

Total income tax expense		$10,564		$5,603		$2,567

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the years ended December 28, 2012, December 30, 2011, and December 24, 2010 are set forth and quantified as follows:

	December 28, 2012	December 30, 2011	December 24, 2010
Statutory U.S. Federal tax	$8,776	$4,522	$6,270
Differences due to:
Non-taxable operating results	—	—	(1,792)
Other permanent differences	215	111	114
State and local taxes, net of federal benefit	1,525	880	548
Change to C-Corp status	—	—	(2,744)
Change in prior year tax estimate	147	—	411
Other, net	(99)	90	(240)

	$10,564	$5,603	$2,567

Deferred tax assets and liabilities at December 28, 2012 and December 30, 2011 consist of the following:

	December 28, 2012	December 30, 2011
Current deferred tax assets:
Receivables and inventory	$3,157	$1,832
Paid time off accrual	50	274
Self-insurance reserves	565	—
Other	89	54

Current deferred tax assets	3,861	2,160
Current deferred tax liabilities:
Deduction of prepaid expenses	(1,022)	(702)
Other	—	(10)

Current deferred taxes, net	$2,839	$1,448

Non-current deferred tax assets and liabilities:
Goodwill	$744	$1,424
Rent accrual	606	485
Stock compensation	202	—
Deferred acquisition costs	60	—
Other	8	4

Non-current deferred tax asset	1,620	1,913
Non-current deferred tax liabilities:
Property & equipment	(484)	(512)
Intangible assets	(3,665)	—
Other	(23)	—

Non-current deferred tax liabilities	(4,172)	(512)

Non-current deferred tax (liabilities) assets, net	$(2,552)	$1,401

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions. For Federal income tax purposes, the 2009 through 2012 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2012. For state tax purposes, the 2008 through 2012 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 28, 2012 and December 30, 2011, the Company had no uncertain tax positions.

Note 15 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers the 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2011, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary. Matching contributions begin vesting after two years and are fully vested after six years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $337 for fiscal 2012, $300 for fiscal 2011 and $0 for fiscal 2010.

Note 16 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are owned by entities owned 100% by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. C. Pappas and J. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $1,537 for each of the years ended December 28, 2012, December 30, 2011, and December 24, 2010.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $3,200 and $2,800 of products from us during fiscal 2012 and fiscal 2011, respectively. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns. Mr. Hanson was not affiliated with the Company prior to joining the board in 2011.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $213, $238 and $188 of products from us during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

John Pappas’s brother-in-law, Constantine Papataros, is one of our employees. We paid him approximately $140, $182 and $185 in total compensation during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Note 17 – Product Information

The Company offers a full line of products to its customers. The sales mix for the principal product categories for each of the 2012, 2011 and 2010 fiscal years is as follows:

	December 28, 2012	December 30, 2011	December 24, 2010
Dry Goods	$119,755	$106,859	$86,413
Center of Plate	123,047	77,175	70,655
Cheeses	69,221	61,238	49,283
Pastries and other Bakery Products	64,620	53,851	44,259
Oils and Vinegars	49,867	47,485	39,065
Dairy Products	42,982	44,215	33,290
Kitchen Supplies	10,800	9,809	7,153

Total	$480,292	$400,632	$330,118

Note 18 – Valuation Reserves

A summary of the activity in the accounts receivable allowance for doubtful accounts appears below:

	December 28, 2012	December 30, 2011	December 24, 2010
Balance at beginning of period	$2,900	$2,400	$2,150
Charged to costs and expenses	1,434	1,189	1,042
Customer accounts written off, net of recoveries	(894)	(689)	(792)

Balance at end of period	$3,440	$2,900	$2,400

A summary of activity in the inventory valuation reserve appears below:

	December 28, 2012	December 30, 2011	December 24, 2010
Balance at beginning of period	$575	$570	$525
Charged to costs and expenses	1,948	1,460	1,191
Inventory written off	(1,873)	(1,455)	(1,146)

Balance at end of period	$650	$575	$570

Note 19 – Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 28, 2012 and December 30, 2011 are as follows:

	March 30, 2012	June 29, 2012(1)	Sept. 28, 2012(2)	Dec. 28, 2012
Revenue	$98,069	$114,825	$124,807	$142,591
Gross profit	26,049	30,471	32,377	36,107
Operating profit	5,058	8,517	7,325	7,867
Income before income taxes	4,509	7,622	6,312	6,632
Net income	2,632	4,459	3,816	3,604
Basic net income per share	0.13	0.22	0.18	0.17
Diluted net income per share	0.13	0.21	0.18	0.17

	March 25, 2011	June 24, 2011	Sept. 23, 2011(3)	Dec. 30, 2011(4)
Revenue	$83,183	$99,255	$101,681	$116,513
Gross profit	22,035	26,255	26,630	31,014
Operating profit	5,059	7,704	5,340	9,696
Income (loss) before income taxes	1,687	4,361	(1,909)	9,165
Net income (loss)	1,020	2,653	(1,185)	5,210
Basic net income (loss) per share	0.07	0.17	(0.06)	0.25
Diluted net income (loss) per share	0.06	0.17	(0.06)	0.25

(1)	Beginning in the second quarter of 2012 the Company began to reflect the results of the Praml acquisition.
(2)	Beginning in the third quarter of 2012 the Company began to reflect the results of the Michael’s acquisition.
(3)	During the third quarter of 2011 the Company began to reflect the results of the Harry Wils acquisition. In addition, during the third quarter of 2011 the Company incurred approximately $5,400 in charges relating to refinancing the Company’s senior secured debt upon completion of the Company’s IPO.
(4)	Beginning in the fourth quarter of 2011 the Company began to reflect the results of the Provvista acquisition.

Note 20 – Subsequent Event

On December 31, 2012, the Company closed on its acquisition of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, OH. The initial purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments) which the Company financed with borrowings under the New Revolving Credit Facility. Additionally, the purchase price may be increased by up to $2,400 based upon the achievement of certain performance milestones over a two year period following the closing.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 28, 2012, the Company has excluded the acquisition of Michael’s which was completed by the Company on August 10, 2012. At the acquisition date of Michael’s, total assets of Michael’s totaled $56.6 million. Further information concerning the acquisition of Michael’s appears in Note 6, Acquisitions, to the accompanying audited consolidated financial statements and in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2012.

The Company’s financial statements included in this annual report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 47 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Chefs’ Warehouse, Inc.

Ridgefield, CT

We have audited The Chefs’ Warehouse, Inc. internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chefs’ Warehouse, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Michael’s Finer Meats, LLC, which was acquired on August 10, 2012, and which is included in the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. At acquisition date, Michael’s Finer Meats, LLC had total assets of $56.6 million. Management did not assess the effectiveness of internal control over financial reporting of Michael’s Finer Meats, LLC because of the timing of the acquisition which was completed on August 10, 2012. Our audit of internal control over financial reporting of The Chefs’ Warehouse, Inc. also did not include an evaluation of the internal control over financial reporting of Michael’s Finer Meats, LLC.

In our opinion, The Chefs’ Warehouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012 and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

March 13, 2013

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 17, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 17, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 17, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 28, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	—	—	1,357,867
Plans not approved by stockholders	—	—	—

Total	—	—	1,357,867

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 17, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 17, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules – Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.3	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

Exhibit No.	Description

10.4	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.6	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.9*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.10*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.11*	Employment Agreement between The Chefs’ Warehouse, Inc. and Kenneth Clark, dated May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2012).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on June 8, 2011).

10.13*	Amended offer letter between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of June 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1/A filed on July 1, 2011).

10.14*	Separation Agreement and General Release between The Chefs’ Warehouse, Inc. and James Wagner, dated August 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2012).

10.15*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.16* †	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007.

10.17* †	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011.

10.18*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

Exhibit No.	Description

10.20*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.21*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.25*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.28+	Credit Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2011).

10.29+	Pledge and Security Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2011).

10.30+	Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, The Chefs’ Warehouse, Inc. and Chefs’ Warehouse Parent, LLC, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Loan Parties party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 30, 2012).

10.31	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 13, 2012).

10.32	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 13, 2012).

Exhibit No.	Description

10.33†	Amendment No. 3, dated as of November 30, 2012, to the Credit Agreement, dated April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34+	Pledge and Security Agreement, dated April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 30, 2012).

10.35	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.36+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.37*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.38†	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013.

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2013.

THE CHEFS’ WAREHOUSE, INC.

March 13, 2013	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas Christopher Pappas	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2013

/s/ John D. Austin John D. Austin	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2013

/s/ John Pappas John Pappas	Director and Vice Chairman	March 13, 2013

/s/ Alan Guarino Alan Guarino	Director	March 13, 2013

Signature	Capacity	Date

/s/ John A. Couri John A. Couri	Director	March 13, 2013

/s/ Dominick C. Cerbone Dominick C. Cerbone	Director	March 13, 2013

/s/ Joseph Cugine Joseph Cugine	Director	March 13, 2013

/s/ Stephen Hanson Stephen Hanson	Director	March 13, 2013

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.3	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.6	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

Exhibit No.	Description

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.9*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.10*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.11*	Employment Agreement between The Chefs’ Warehouse, Inc. and Kenneth Clark, dated May 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 30, 2012).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of April 8, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on June 8, 2011).

10.13*	Amended offer letter between Chefs’ Warehouse Holdings, LLC and James Wagner, dated as of June 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1/A filed on July 1, 2011).

10.14*	Separation Agreement and General Release between The Chefs’ Warehouse, Inc. and James Wagner, dated August 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2012).

10.15*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.16* †	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007.

10.17* †	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011.

10.18*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

10.20*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.21*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.25*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

Exhibit No.	Description

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.28+	Credit Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2011).

10.29+	Pledge and Security Agreement, dated as of August 2, 2011, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2011).

10.30+	Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, The Chefs’ Warehouse, Inc. and Chefs’ Warehouse Parent, LLC, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Loan Parties party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 30, 2012).

10.31	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 13, 2012).

10.32	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 13, 2012).

10.33†	Amendment No. 3, dated as of November 30, 2012, to the Credit Agreement, dated April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34+	Pledge and Security Agreement, dated April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 30, 2012).

10.35	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

Exhibit No.	Description

10.36+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.37*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.38†	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.