Form 10-Q
period 2013-03-29
Chefs' Warehouse, Inc.
filed 2013-05-07
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Number of shares of common stock, par value $.01 per share, outstanding at May 3, 2013: 21,177,910

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the short-term and long-term effects of Hurricane Sandy on the Company’s business and the businesses of the Company’s customers and suppliers; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 13, 2013 and under Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2013 (UNAUDITED)	December 28, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,235	$118
Accounts receivable, net of allowance of $3,501 in 2013 and $3,440 in 2012	53,306	56,694
Inventories, net	39,230	40,402
Deferred taxes, net	2,301	2,839
Prepaid expenses and other current assets	5,103	5,452

Total current assets	101,175	105,505

Restricted cash	8,433	11,008
Equipment and leasehold improvements, net	12,064	9,365
Software costs, net	269	328
Goodwill	59,210	45,359
Intangible assets, net	39,548	35,708
Other assets	2,809	2,861

Total assets	$223,508	$210,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,110	$33,718
Accrued liabilities	7,218	5,291
Accrued compensation	2,985	3,519
Current portion of long-term debt	6,177	5,175

Total current liabilities	48,490	47,703

Long-term debt, net of current portion	126,807	119,352
Deferred taxes, net	3,530	2,552
Other liabilities and deferred credits	2,525	1,245

Total liabilities	181,352	170,852

Commitments and contingencies:

Stockholders’ equity:

Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 29, 2013 and December 28, 2012	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 21,177,910 and 20,988,073 shares issued and outstanding as of March 29, 2013 and December 28, 2012, respectively	212	210
Additional paid in capital	21,230	21,005
Retained earnings	20,714	18,067

Stockholders’ equity	42,156	39,282

Total liabilities and stockholders’ equity	$223,508	$210,134

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	March 29, 2013	March 30, 2012
Net sales	$139,419	$98,069
Cost of sales	104,265	72,020

Gross profit	35,154	26,049
Operating expenses	29,257	20,991

Operating income	5,897	5,058
Interest expense	1,367	549

Income before income taxes	4,530	4,509
Provision for income tax expense	1,883	1,876

Net income	$2,647	$2,633

Net income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average common shares outstanding:
Basic	20,747,734	20,511,353
Diluted	20,993,918	20,896,071

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Week Period Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$2,647	$2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,744	606
Provision for allowance for doubtful accounts	192	194
Deferred credits	119	(92)
Deferred taxes	1,515	191
Amortization of deferred financing fees	143	73
Stock compensation	289	258
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,439	3,217
Inventories	2,740	751
Prepaid expenses and other current assets	677	271
Accounts payable and accrued liabilities	(2,018)	(3,293)
Other liabilities	30	—
Other assets	(59)	(35)

Net cash provided by operating activities	13,458	4,774

Cash flows from investing activities:
Capital expenditures	(1,380)	(712)
Cash paid for acquisitions	(21,885)	—

Net cash used in investing activities	(23,265)	(712)

Cash flows from financing activities:
Change in restricted cash	2,575	—
Payment of debt	(2,043)	(3,027)
Payment of deferred financing fees	(45)	—
Surrender of shares to pay withholding taxes	(63)	—
Borrowings under revolving credit line	24,400	100,643
Payments under revolving credit line	(13,900)	(101,666)

Net cash provided by (used in) financing activities	10,924	(4,050)

Net increase in cash and cash equivalents	1,117	12
Cash and cash equivalents-beginning of period	118	2,033

Cash and cash equivalents-end of period	$1,235	$2,045

Supplemental cash flow disclosures:
Cash paid for income taxes	$601	$1,353
Cash paid for interest	$1,126	$456

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Note 1 – Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one segment, food product distribution. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools and specialty food stores.

Consolidation

The Company’s direct and indirect wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC, a Delaware limited liability company (“DHP”) engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC, a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania; The Chefs’ Warehouse Midwest, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Ohio, Kentucky and Indiana; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse Midwest, LLC and Michael’s Finer Meats Holdings, LLC, a Delaware limited liability company. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings, LLC owns 100% of Michael’s Finer Meats, LLC. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2012 filed as part of the Company’s Annual Report on Form 10-K as filed with the SEC on March 13, 2013.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 13, 2013 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks ended March 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended
	March 29, 2013	March 30, 2012
Net income	$2,647	$2,633

Net income per share:

Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average common shares outstanding:
Basic	20,747,734	20,511,353
Diluted	20,993,918	20,896,071

Reconciliation of net income per common share:

	13 Weeks Ended
	March 29, 2013	March 30, 2012
Numerator:
Net income	$2,647	$2,633

Denominator:
Weighted average basic common shares outstanding	20,747,734	20,511,353
Dilutive effect of unvested common shares	246,184	384,718

Weighted average diluted common shares outstanding	20,993,918	20,896,071

Note 3 – Derivatives

Derivatives are carried as assets or liabilities at their fair values in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”. During 2012 the Company entered into a derivative contract which did not qualify for hedge accounting. In February 2012 the Company purchased an out of the money Brent Crude Option as a hedge against potential geo-political disruptions in the Middle East. This option expired on June 11, 2012.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Financial Statement Presentation

The effect of the Company’s derivative instruments on its condensed consolidated statements of operations for the 13 weeks ended March 29, 2013 and March 30, 2012 was as follows:

		13 Weeks Ended
	Location of income (expense) recognized on derivative	March 29, 2013	March 30, 2012
Derivatives not designated as hedging instruments:
Brent crude oil option	Operating expenses	—	1

Note 4 – Fair Value Measurements; Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value

As of March 29, 2013, our only asset or liability measured at fair value was the contingent earn-out liability for the Queensgate acquisition. This liability has an estimated fair value of $2,118 and was estimated using Level 3 inputs. The Company had no assets or liabilities reflected at fair value as of December 28, 2012.

Fair Value of Financial Instruments

The carrying amounts reported in its condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of March 29, 2013 and December 28, 2012, as these instruments had variable interest rates that reflected current market rates.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Note 5 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisitions noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The initial purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments), which the Company financed with borrowings under the New Revolving Credit Facility (as defined below). Additionally, the purchase price may be increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis. The Company expensed $69 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Queensgate is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a preliminary valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s Finer Meats, LLC, an Ohio corporation (“Michael’s”), for approximately $52,973, net of $536 of cash. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under its New Credit Facilities (as defined below). During the third quarter of fiscal 2012, the Company expensed $85 of legal fees in operating expenses related to the acquisition. The Company has completed a formal valuation of the intangible and certain tangible assets of Michael’s. The financial statements reflect the results of the valuation of the goodwill, intangible assets and fixed assets the Company acquired in the transaction. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 10 years, two trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years. For the thirteen weeks ended March 29, 2013 the Company earned net sales and income before provision for taxes of $21,147 and $1,171, respectively, for Michael’s.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd., a Nevada corporation (“Praml”), for approximately $19,548 in cash. Praml is a leading specialty foodservice company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under its New Credit Facilities. During the second quarter of fiscal 2012, the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements, since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and two trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

The table below details the assets and liabilities acquired as part of the acquisitions of Queensgate as of December 31, 2012, Michael’s as of August 10, 2012, and Praml as of April 27, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Queensgate(1)	Michael’s	Praml
Current assets	$4,140	$16,161	$3,315
Customer relationships	2,000	12,431	4,187
Trademarks	—	12,724	1,369
Goodwill	13,851	11,903	12,866
Non-compete agreement	2,920	477	1,254
Fixed assets	1,909	2,871	—
Deferred tax assets	—	28	—
Deferred tax liability	—	—	(2,676)
Capital leases	—	(343)	—
Earn-out liability	(2,118)	—	—
Current liabilities	(817)	(2,743)	(767)

Purchase price	$21,885	$53,509	$19,548

(1)	Assets and liabilities acquired for Queensgate are preliminary and subject to change upon completion of the Company’s final valuation.

The table below presents pro forma consolidated income statement information for the Company as if Michael’s had been included in our consolidated results for the entire period reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Michael’s acquisition as if the acquisition had been completed on December 31, 2011. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition of Michael’s been completed on that date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of Michael’s at their respective fair values based on the Company’s final valuation and to give effect to the financing for the acquisition and related transactions.

13 Weeks Ended
March 30, 2012
Net sales	$118,372
Income before provision for income taxes	4,755

Pro forma net sales reflect the combined revenues of the Company and Michael’s. Pro forma income before provision for income taxes reflects the combined Company’s and Michael’s income before provision for income taxes with the following pro forma adjustments: 1) depreciation of equipment was adjusted for the fair market adjustment of the equipment acquired in the Michael’s acquisition, 2) interest expense was adjusted to reflect interest on the borrowings under the New Credit Facilities, which were used to finance the acquisition of Michael’s, 3) the intangible assets acquired in the Michael’s acquisition were amortized over their estimated useful lives, 4) the private equity management fees of Michael’s that were charged by certain of Michael’s prior owners were eliminated, 5) the closing costs of the Company and Michael’s were eliminated and 6) the transaction bonuses paid by Michael’s were eliminated.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Note 6 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $621 and $650 at March 29, 2013 and December 28, 2012, respectively.

Note 7 – Restricted Cash

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. The proceeds from the NMTC Loan, net of construction payments, are reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 10.

Note 8 – Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 29, 2013	December 28, 2012
Land	Indefinite	$426	$—
Buildings	20 years	1,439	—
Machinery and equipment	5-10 years	6,275	6,268
Computers, data processing and other equipment	3-7 years	5,317	5,152
Leasehold improvements	7-15 years	8,532	8,518
Furniture and fixtures	7 years	641	617
Vehicles	5 years	888	839
Other	7 years	88	85
Construction-in-process		2,706	1,555

		26,312	23,034
Less: accumulated depreciation and amortization		(14,248)	(13,669)

Equipment and leasehold improvements, net		$12,064	$9,365

Construction-in-process at March 29, 2013 and December 28, 2012 relates primarily to the build out of our new distribution facility in Bronx, NY. The Company expects to spend approximately $21,000 to complete the build out and move into this facility during fiscal 2014.

As of March 29, 2013 and December 28, 2012, the Company had $342 of computer equipment and $337 of vehicles financed by capital leases. The Company recorded depreciation of $40 and $28 on these assets during the 13 weeks ended March 29, 2013 and March 30, 2012, respectively.

Depreciation expense on equipment and leasehold improvements was $562 and $359 for the 13 weeks ended March 29, 2013 and March 30, 2012, respectively.

Gross capitalized software costs were $1,613 at March 29, 2013 and December 28, 2012. Capitalized software is recorded net of accumulated amortization of $1,345 and $1,286 at March 29, 2013 and December 28, 2012, respectively. Depreciation expense on software was $59 and $48 for the 13 weeks ended March 29, 2013 and March 30, 2012, respectively.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

During the 13 weeks ended March 29, 2013, the Company incurred $1,378 of interest and capitalized $11 of interest related to the build out of its new Bronx, NY distribution facility.

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2011	$20,590
Goodwill acquired during the year	24,769

Carrying amount as of December 28, 2012	45,359
Goodwill acquired during the year	13,851

Carrying amount as of March 29, 2013	$59,210

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 5 to 6 years. Other intangible assets were comprised of the following at March 29, 2013 and December 28, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
March 29, 2013
Customer relationships	$23,852	$(2,238)	$21,614
Non-compete agreements	4,651	(397)	4,254
Trademarks	14,393	(713)	13,680

Total	$42,896	$(3,348)	$39,548

December 28, 2012
Customer relationships	$21,849	$(1,601)	$20,248
Non-compete agreements	1,731	(175)	1,556
Trademarks	14,393	(489)	13,904

Total	$37,973	$(2,265)	$35,708

Amortization expense for other intangibles was $1,083 and $152 for the 13 weeks ended March 29, 2013 and March 30, 2012, respectively.

Estimated amortization expense for other intangibles for the 12 months ended December 27, 2013, each of the next four fiscal years and thereafter is as follows:

2013	$4,150
2014	3,977
2015	3,975
2016	3,969
2017	3,933
Thereafter	20,627

Total	$40,631

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

Note 10 – Debt Obligations

Debt obligations as of March 29, 2013 and December 28, 2012 consisted of the following:

	March 29, 2013	December 28, 2012
Revolving credit facility	$85,500	$75,000
Term loan	36,000	38,000
New Markets Tax Credit loan	11,000	11,000
Capital leases	484	527

Total debt obligations	132,984	124,527
Less: current installments	(6,177)	(5,175)

Total debt obligations excluding current installments	$126,807	$119,352

On August 2, 2011, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto.

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

On April 25, 2012, the Borrowers and the Guarantors entered into a senior secured credit facility (the “New Credit Agreement”) with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. The New Credit Agreement replaced the Credit Agreement. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s each were added as a Guarantor under the New Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the New Credit Agreement.

The New Credit Agreement provided for a senior secured term loan facility (the “New Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “New Term Loans”) and a senior secured revolving loan facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “New Revolving Credit Loans”). The New Credit Agreement also provided that the Borrowers could , at their option, increase the aggregate amount of borrowings under either the New Revolving Credit Facility or the New Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) (the “Accordion”) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The final maturity of the New Term Loans and New Revolving Credit Facility was April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 per quarter and the last sixteen quarterly payments equal to $1,500 per quarter, with the remaining balance due upon maturity.

The New Credit Facilities were secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of DHP. Borrowings under the New Credit Facilities bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for New Revolving Credit Loans or New Term Loans or (ii), in the case of Eurodollar Borrowings

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

(as defined in the New Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for New Revolving Credit Loans or New Term Loans. The New Credit Agreement also included financial covenants that required the Company to meet targeted leverage and fixed charge ratios.

On September 28, 2012, the Borrowers exercised the Accordion under the New Credit Agreement in full to increase the aggregate commitments under the New Revolving Credit Facility by $40,000. As a result of the Borrowers’ exercise of the Accordion, borrowing capacity under the New Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the New Credit Agreement were unchanged.

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

As of March 29, 2013, the Company and Guarantors were in compliance with all debt covenants under the New Credit Agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $1,820 of the New Revolving Credit Facility for the issuance of letters of credit. As of March 29, 2013, funds totaling $52,680 were available for borrowing under the New Revolving Credit Facility.

On April 17, 2013, the New Credit Agreement was amended and restated. For more information see Note 13 – Subsequent Events.

Note 11 – Stockholders’ Equity

During the first quarter of 2013, the Company granted 193,428 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $15.49 each. Of these awards, 154,744 were performance-based grants. We recognized no expense on the performance-based grants during the first quarter as we are not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over three years. During the first quarter, we recognized expense totaling $50 on these time-based RSAs.

During the first quarter of 2013, the Company recognized $239 of expense for RSAs issued in prior years.

At March 29, 2013, the Company had 400,212 unvested RSAs outstanding. At March 29, 2013, the total unrecognized compensation cost for these unvested RSAs was $6,052, and the weighted-average remaining useful life was approximately 22 months. Of this total, $3,291 related to RSAs with time-based vesting provisions and $2,761 related to RSAs with performance-based vesting provisions. At March 29, 2013, the weighted-average remaining useful lives were approximately 23 months for time-based vesting RSAs and 20 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of March 29, 2013, there were 1,164,439 shares available for grant in the Company’s 2011 Omnibus Equity Incentive Plan.

Note 12 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders who are deemed to be affiliates. Expenses related to these facilities totaled $384 during the 13 weeks ended March 29, 2013. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 29, 2013 and for the 13 weeks ended March 29, 2013 and March 30, 2012 is unaudited)

obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,417 at March 29, 2013. On July 1, 2005, the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $824 and $673, respectively, during the 13 weeks ended March 29, 2013 and March 30, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $48 and $51, respectively, during the 13 weeks ended March 29, 2013 and March 30, 2012. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

Note 13 – Subsequent Events

Issuance of Senior Notes

On April 17, 2013, the Company issued $100,000 in guaranteed senior secured notes (the “Notes”) to Prudential Capital Group, an institutional investment division of Prudential Financial, Inc., through a private placement transaction. The Notes bear an annual interest rate of 5.9% and mature in 2023. The Notes must be repaid in two equal installments of $50,000. The first payment is due on April 17, 2018. The second payment is due at maturity on April 17, 2023. The proceeds from the private placement of the Notes were used to repay borrowings under the New Revolving Credit Facility.

Amended and Restated Credit Agreement

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the New Credit Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement amends and restates the New Term Loan Facility and the New Revolving Credit Facility. The Amended and Restated Credit Agreement provides for $36,000 in principal amount of New Term Loans under the New Term Loan Facility and up to an aggregate amount of $140,000 of New Revolving Credit Loans under the New Revolving Credit Facility. The sublimits for letters of credit and swingline loans under the New Credit Facilities were unchanged. Unutilized commitments under the revolving credit facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Company’s leverage ratio. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the New Credit Facilities.

The final maturity of the New Credit Facilities remains April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the New Term Loans on June 30, September 30, December 31 and March 31 of each year, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

After giving effect to the amendment and restatement thereof, borrowings under the New Credit Facilities continue to be secured by all the assets of the Borrowers and Guarantors, with the exception of the equity interests in and assets of DHP, and borrowings thereunder will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Company’s leverage ratio, or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25% based on the Company’s leverage ratio. The LIBO rate is the rate for eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period. The Amended and Restated Credit Agreement also includes financial covenants that require the Company to meet targeted leverage and fixed charge ratios.

Acquisition of Qzina Specialty Foods North America Inc.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to serve some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $32,700 at closing (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of the Amended and Restated Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries on or after the conversion date. All dollar amounts are in thousands.

OVERVIEW

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 20,700 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 12,500 customer locations, primarily located in our nine geographic markets across the United States, and the majority of our customers are independent restaurants and fine dining establishments. We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team. In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisition of Michael’s in August 2012, meat, seafood and other center-of-the-plate products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to serve some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $32,700 at closing (subject to customary post-closing working capital adjustments) and was funded with borrowings under our revolving credit facility that we amended and restated on April 17, 2013.

On December 31, 2012, the Company acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed earlier in 2012. The purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments) and was funded with borrowings under our revolving credit facility that we entered into in April 2012. The purchase price may be increased by up to $2,400 based upon the achievement of certain performance milestones over a two-year period following the closing.

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

On April 27, 2012, we acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation. The purchase price paid to acquire Praml was approximately $19,500. We financed the purchase price paid for the outstanding common stock of Praml with borrowings under our revolving credit facility that we entered into in April 2012. Praml was a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada, which services the Las Vegas and Reno markets.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open two new distribution facilities and pursue selective acquisitions. This improved infrastructure has allowed us to maintain our operating margins in an increasingly competitive environment. Prior to the acquisition of Qzina, over the last several years we increased our distribution capacity to approximately 674,000 square feet in eleven facilities. With the Qzina acquisition, we added eight additional locations totaling approximately 160,000 square feet.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels,caterers and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced throughout the first quarter of 2013 and portions of 2012, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

The foodservice distribution industry is fragmented and consolidating. Over the past five years, we havesupplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended
	March 29, 2013	March 30, 2012
Net sales	100.0%	100.0%
Cost of sales	74.8%	73.4%

Gross profit	25.2%	26.6%
Operating expenses	21.0%	21.4%

Operating income	4.2%	5.2%
Other expense:
Interest expense	1.0%	0.6%

Total other expense	1.0%	0.6%

Income before income tax expense	3.2%	4.6%
Provision for income taxes	1.3%	1.9%

Net income	1.9%	2.7%

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

13 Weeks Ended March 29, 2013 Compared to 13 Weeks Ended March 30, 2012

Net Sales

Our net sales for the 13 weeks ended March 29, 2013 increased approximately 42.2%, or $41,350, to $139,419 from $98,069 for the 13 weeks ended March 30, 2012. Acquisitions contributed the majority of this growth, or approximately $35,659 of the total sales growth. Organic growth, which contributed approximately $5,691 of the total sales growth, was positively impacted by approximately 3.1% of inflation, primarily in the dairy and cheese categories.

Gross Profit

Gross profit increased approximately 35.0%, or $9,105, to $35,154 for the 13 weeks ended March 29, 2013, from $26,049 for the 13 weeks ended March 30, 2012. Gross profit margins decreased by 135 basis points to 25.2% for the first quarter of 2013 compared to 26.6% for the prior year comparable quarter. The decline in gross margins was due in large part to the impact on our sales mix resulting from the acquisitions of Queensgate, Michael’s and Praml.

Operating Expenses

Total operating expenses increased by approximately 39.4%, or $8,266, to $29,257 for the 13 weeks ended March 29, 2013 from $20,991 for the 13 weeks ended March 30, 2012. As a percentage of net sales, operating expenses for the 13 weeks ended March 29, 2013 were 21.0%, down 42 basis points from the 13 weeks ended March 30, 2012. The decrease in our operating expense ratio is attributable to transportation efficiencies offset by increased amortization expense related to the Company’s acquisitions and duplicate rent related to the Company’s Bronx, NY facility.

Operating Income

Operating income increased by approximately 16.6%, or $839, to $5,897 for the 13 weeks ended March 29, 2013 from $5,058 for the 13 weeks ended March 30, 2012. The increase in operating income is reflective of higher sales levels, offset in part by higher operating costs. As a percentage of net sales, operating income decreased to 4.2% for the 13 weeks ended March 29, 2013 from 5.2% for the 13 weeks ended March 30, 2012.

Other Expense

Total other expense increased $818 to $1,367 for the 13 weeks ended March 29, 2013 from $549 for the 13 weeks ended March 30, 2012. This increase was entirely attributable to an increase in interest expense resulting from higher debt levels used to finance the Praml, Michael’s and Queensgate acquisitions.

Provision for Income Taxes

For the 13 weeks ended March 29, 2013, we recorded an effective income tax rate of 41.6%. For the 13 weeks ended March 30, 2012, our effective income tax rate was 41.6%.

Net Income

Reflecting the factors described above, net income increased $15 to $2,647 for the 13 weeks ended March 29, 2013 from $2,633 for the 13 weeks ended March 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC were each added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of March 29, 2013, we had $52,680 of availability under the revolving credit facility portion of the Credit Agreement that was amended and restated on April 17, 2013.

Prior to its amendment and restatement, borrowings under the Credit Facilities bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for Revolving Credit Loans or Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for Revolving Credit Loans or Term Loans.

Borrowings under the Amended and Restated Credit Agreement bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Leverage Ratio (as defined below), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Leverage Ratio. The LIBO rate is the rate for eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The Credit Agreement included financial covenants that required (i) the ratio of our consolidated EBITDA (as defined in the Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated fixed charges on a trailing twelve month basis as of the end of each of our fiscal quarters to be not less than 1.25 to 1.00 and (ii) the ratio of the Company’s consolidated total indebtedness to our consolidated EBITDA (as defined in the Credit Agreement) for the then trailing twelve months to be no greater than (A) 3.50 to 1.00 for any fiscal quarter ending in our 2012 and 2013 fiscal years, (B) 3.25 to 1.00 for any fiscal quarter ending in our 2014 and 2015 fiscal years and (C) 3.00 to 1.00 for any of our fiscal quarters ending thereafter.

The Amended and Restated Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the period from September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 to December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter.

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended , pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement.

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

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors and Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The net proceeds from the issuance of the Notes were used to repay outstanding borrowings under the Revolving Credit Facility.

The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities.

The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023. Moreover, the Borrowers may prepay the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are the same as the corresponding provisions in the Amended and Restated Credit Agreement.

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2013 will be approximately $25,000, of which $11,000 will be funded with the restricted cash from the NMTC Loan. The significant increase in projected capital expenditures in 2013 when compared to 2012 capital expenditures is being driven by the renovation and expansion of our newly leased Bronx, New York distribution facility, which we expect will run approximately $21,000 for the year. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer term, fixed rate debt securities and shares of our common stock.

Net cash provided by operations was $13,458 for the 13 weeks ended March 29, 2013, an increase of $8,684 from the $4,774 provided by operations for the 13 weeks ended March 30, 2012. The primary reason for the increase was an increase of $5,892 in cash provided by working capital. In addition, depreciation and amortization and deferred taxes provided $1,138 and $1,324 additional cash in the 13 weeks ended March 29, 2013 and March 30, 2012, respectively.

Net cash used in investing activities was $23,265 for the 13 weeks ended March 29, 2013, an increase of $22,553 from the $712 used in investing activities for the 13 weeks ended March 30, 2012. The increase was primarily due to the acquisition of Queensgate in 2013.

Net cash provided by financing activities was $10,924 for the 13 weeks ended March 29, 2013, an increase of $14,974 from the $4,050 used in financing activities for the 13 weeks ended March 30, 2012. The increase was primarily due to increased net borrowings on our Revolving Credit Facility, which were used to fund the Queensgate acquisition and the use of restricted cash to fund the renovation and expansion of our new Bronx, NY distribution facility.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $53,306 and $56,694, net of the allowance for doubtful accounts of $3,501 and $3,440, as of March 29, 2013 and December 28, 2012, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the consolidated level, as we aggregate our reporting units into a single reporting unit, based on the market capitalization approach. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

When analyzing whether to aggregate the above geographical components into one reporting unit, the Company considers whether each geographical component has similar economic characteristics. The Company has evaluated the economic characteristics of its different geographic markets, including its recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which the Company operates and concluded that the geographical components continue to be one reporting unit.

In 2012, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in 2013. Total goodwill as of March 29, 2013 and December 28, 2012 was $59,210, and $45,359, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2013 or 2012 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of March 29, 2013 and December 28, 2012 were $39,548 and $35,708, respectively.

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

Effective August 1, 2012, we are self-insured for workers’ compensation and automobile liability claims to deductibles or self-insured retentions of $350 for workers’ compensation claims per occurrence and $250 for automobile liability claims per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into the Amended and Restated Credit Agreement. Each of the Credit Agreement and Amended and Restated Credit Agreement is described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of March 29, 2013, we had an aggregate $121,500 of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $711 per annum, holding other variables constant.

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

Except as otherwise set forth below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2013.

The price of our common stock may be volatile and our stockholders could lose all or part of their investment.

Volatility in the market price of our common stock may prevent our stockholders from being able to sell their shares at or above the price the stockholders paid for their shares. The market price of our common stock could fluctuate significantly for various reasons, which include the following:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	additions or departures of our senior management personnel;

•	sales of common stock by our directors and executive officers;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•

the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

•	the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet projections included in our public disclosure;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our distributors or suppliers or our competitors;

•	introductions of new products or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	short sales, hedging and other derivative transactions in our common stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•

other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism or responses to such events).

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2012 to January 25, 2013	1,629	$15.71	—	—
January 26, 2013 to February 22, 2013	—	—	—	—
February 23, 2013 to March 29, 2013	1,962	$18.07	—	—

Total	3,591	$17.06	—	—

(1)	During the quarter ended March 29, 2013, we withheld 3,590 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to 16 of our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1†	Amendment and Restatement Agreement, dated as of April 17, 2013, to the Credit Agreement, dated as of April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.2†	Amended and Restated Pledge and Security Agreement, dated April 25, 2012, as amended and restated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.3†	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.4	Form of Note.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2013.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

May 7, 2013	/s/ John D. Austin
Date	John D. Austin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1†	Amendment and Restatement Agreement, dated as of April 17, 2013, to the Credit Agreement, dated as of April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.2†	Amended and Restated Pledge and Security Agreement, dated April 25, 2012, as amended and restated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.3†	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.4	Form of Note.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.