Form 10-Q
period 2013-06-28
Chefs' Warehouse, Inc.
filed 2013-08-06
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Number of shares of common stock, par value $.01 per share, outstanding at August 1, 2013: 21,234,243

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 13, 2013 with the Securities and Exchange Commission (the “SEC”) and under Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2013 (UNAUDITED)	December 28, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,310	$118
Accounts receivable, net of allowance of $3,705 in 2013 and $3,440 in 2012	65,507	56,694
Inventories, net	55,855	40,402
Deferred taxes, net	3,714	2,839
Prepaid expenses and other current assets	6,035	5,452

Total current assets	133,421	105,505
Restricted cash	7,587	11,008
Equipment and leasehold improvements, net	15,554	9,365
Software costs, net	214	328
Goodwill	69,073	45,359
Intangible assets, net	45,601	35,708
Other assets	3,872	2,861

Total assets	$275,322	$210,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,200	$33,718
Accrued liabilities	8,213	5,291
Accrued compensation	3,941	3,519
Current portion of long-term debt	7,091	5,175

Total current liabilities	63,445	47,703
Long-term debt, net of current portion	154,921	119,352
Deferred taxes, net	6,911	2,552
Other liabilities and deferred credits	2,581	1,245

Total liabilities	227,858	170,852

Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 28, 2013 and December 28, 2012	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 21,234,243 and 20,988,073 shares issued and outstanding as of June 28, 2013 and December 28, 2012, respectively	212	210
Additional paid in capital	21,530	21,006
Cumulative foreign currency translation adjustment	(337)	—
Retained earnings	26,059	18,066

Stockholders’ equity	47,464	39,282

Total liabilities and stockholders’ equity	$275,322	$210,134

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	June 28, 2013	June 29, 2012
Net sales	$170,157	$114,825
Cost of sales	126,115	84,354

Gross profit	44,042	30,471
Operating expenses	32,987	21,954

Operating income	11,055	8,517
Interest expense	1,903	895
Loss on disposal of asset	4	—

Income before income taxes	9,148	7,622
Provision for income tax expense	3,803	3,163

Net income available to common stockholders	5,345	4,459

Other comprehensive income:
Foreign currency translation adjustments	(337)	—

Comprehensive income	$5,008	$4,459

Net income per share available to common stockholders:
Basic	$0.26	$0.22
Diluted	$0.25	$0.21
Weighted average common shares outstanding:
Basic	20,781,745	20,541,234
Diluted	21,018,602	20,884,977

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	26 Week Period Ended
	June 28, 2013	June 29, 2012
Net sales	$309,576	$212,894
Cost of sales	230,380	156,374

Gross profit	79,196	56,520
Operating expenses	62,243	42,945

Operating income	16,953	13,575
Interest expense	3,270	1,444
Loss on asset disposal	4	—

Income before income taxes	13,679	12,131
Provision for income tax expense	5,686	5,039

Net income available to common stockholders	$7,993	$7,092

Other comprehensive income:
Foreign currency translation adjustments	(337)	—

Comprehensive income	$7,656	$7,092

Net income per share available to common stockholders:
Basic	$0.38	$0.35
Diluted	$0.38	$0.34
Weighted average common shares outstanding:
Basic	20,764,739	20,526,293
Diluted	21,006,260	20,876,995

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	26 Week Period Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$7,993	$7,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573	1,382
Provision for allowance for doubtful accounts	374	344
Deferred credits	229	117
Deferred taxes	338	418
Write-off of deferred financing fees	—	237
Amortization of deferred financing fees	205	154
Stock compensation	589	360
Change in fair value of earnout	30	—
Loss on asset disposal	4	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(618)	(208)
Inventories	554	(1,680)
Prepaid expenses and other current assets	839	(515)
Accounts payable and accrued liabilities	6,917	(187)
Other assets	(209)	(7)

Net cash provided by operating activities	20,818	7,507

Cash flows from investing activities:
Capital expenditures	(3,301)	(1,968)
Cash paid for acquisitions, net of cash received	(54,028)	(19,548)

Net cash used in investing activities	(57,329)	(21,516)

Cash flows from financing activities:
Change in restricted cash	3,421	(2)
Payment of debt	(3,565)	(29,054)
Proceeds from senior secured term loan	—	40,000
Proceeds from senior secured notes	100,000	—
Payment of deferred financing fees	(1,201)	(1,755)
Borrowings under revolving credit line	57,200	160,758
Payments under revolving credit line	(117,200)	(155,535)
Surrender of shares to pay withholding taxes	(63)	—

Net cash provided by financing activities	38,592	14,412

Effect of foreign currency on cash and cash equivalents	111	—
Net increase in cash and cash equivalents	2,192	403
Cash and cash equivalents-beginning of period	118	2,033

Cash and cash equivalents-end of period	$2,310	$2,436

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,020	$6,307
Cash paid for interest	$1,840	$1,011
Noncash investing activity:
Capital lease	$913	—

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

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

Consolidation

The Company’s direct and indirect wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC (“DHP”), a Delaware limited liability company engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC, a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania; The Chefs’ Warehouse Midwest, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Ohio, Kentucky and Indiana; The Chefs’ Warehouse Pastry Division, Inc., a Delaware corporation engaged in the distribution of gourmet chocolate, dessert and pastry products; The Chefs’ Warehouse Pastry Division Canada ULC, a British Columbia unlimited liability company engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; QZ Acquisition (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, North America (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Florida corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Washington corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods (Ambassador), Inc., a California corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; and The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, a Delaware limited liability company, QZ Acquisition (USA), Inc, and The Chefs’ Warehouse Pastry Division, Inc. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings, LLC owns 100% of Michael’s Finer Meats, LLC. QZ Acquisition (USA), Inc. owns 100% of Qzina Specialty Foods North America (USA), Inc. Qzina Specialty Foods North America (USA), Inc. owns 100% of Qzina Specialty Foods, Inc. (FL), Qzina Specialty Foods, Inc. (WA) and Qzina Specialty Foods (Ambassador), Inc. The Chefs’ Warehouse Pastry Division, Inc. owns 100% of The Chefs’ Warehouse Pastry Division Canada ULC. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2012 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2013.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2013, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 and 26 weeks ended June 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$5,345	$4,459	$7,993	$7,092

Net income per share:
Basic	$0.26	$0.22	$0.38	$0.35
Diluted	$0.25	$0.21	$0.38	$0.34
Weighted average common shares:
Basic	20,781,745	20,541,234	20,764,739	20,526,293
Diluted	21,018,602	20,884,977	21,006,260	20,876,995

Reconciliation of net income per common share:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net income	$5,345	$4,459	$7,993	$7,092

Denominator:
Weighted average basic common shares outstanding	20,781,745	20,541,234	20,764,739	20,526,293
Dilutive effect of unvested common shares	236,857	343,743	241,521	350,702

Weighted average diluted common shares outstanding	21,018,602	20,884,977	21,006,260	20,876,995

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

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

Financial Statement Presentation

The effect of the Company’s derivative instruments on its condensed consolidated statements of operations for the 13 weeks and 26 weeks ended June 28, 2013 and June 29, 2012 was as follows:

		13 Weeks Ended		26 Weeks Ended
		June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	Location of income (expense) recognized on derivative
Derivatives not designated as hedging instruments:
Brent crude oil option	Operating expenses	—	(18)	—	(17)

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

Assets and Liabilities Measured at Fair Value

As of June 28, 2013, the Company’s only asset or liability measured at fair value was the contingent earn-out liability for the Queensgate acquisition. This liability has an estimated fair value of $2,148 and was estimated using Level 3 inputs. During the 13 and 26 weeks ended June 28, 2013, the fair value of this liability increased $30 and was reflected in operating expenses. The Company had no assets or liabilities reflected at fair value as of December 28, 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of June 28, 2013 and December 28, 2012, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at June 28, 2013 approximates fair value as this transaction was consummated during the quarter ended June 28, 2013.

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

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $32,144 at closing, net of $578 of cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the 13 week period ended June 28, 2013. Pro forma financial information with respect to the acquisition of Qzina is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company is in the process of performing a valuation of the tangible and intangible assets of Qzina. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 10 years. Goodwill for the Qzina acquisition will not be deductible for tax purposes.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments), which the Company financed with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. Additionally, the purchase price may be increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $2,148 at June 28, 2013. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the 13 week period ended March 29, 2013. Pro forma financial information with respect to the acquisition of Queensgate is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a preliminary valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s Finer Meats, LLC, an Ohio corporation (“Michael’s”), for approximately $52,973, net of $536 of cash. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. During the third quarter of fiscal 2012 the Company expensed $85 of legal fees in operating expenses related to the acquisition. The Company has completed a formal valuation of the intangible and certain tangible assets of Michael’s. The financial statements reflect the results of the valuation of the goodwill, intangible assets and fixed assets the Company acquired in the transaction. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 10 years, two trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years. Michael’s contributed revenue of $23,008 and $44,155 and income before provision for taxes of $1,719 and $2,890 for the 13 and 26 weeks ended June 28, 2013, respectively.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd., a Nevada corporation (“Praml”), for approximately $19,548 in cash. Praml is a leading specialty foodservice company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. During the second quarter of fiscal 2012 the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and two trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

The table below details the assets and liabilities acquired as part of the acquisitions of Qzina as of May 1, 2013, Queensgate as of December 31, 2012, Michael’s as of August 10, 2012 and Praml as of April 27, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Qzina(1)	Queensgate(1)	Michael’s	Praml
Current assets	$22,945	$4,140	$16,161	$3,315
Customer relationships	—	2,000	12,431	4,187
Trademarks	—	—	12,724	1,369
Goodwill	9,227	14,622	11,845	12,866
Non-compete agreement	—	2,920	477	1,254
Other amortizable intangibles	7,363	—	—	—
Fixed assets	1,146	1,909	2,871	—
Deferred tax assets	—	—	86	—
Deferred tax liability	(2,431)	(771)	—	(2,676)
Capital leases	(137)	—	(343)	—
Earn-out liability	—	(2,118)	—	—
Current liabilities	(5,391)	(817)	(2,743)	(767)

Purchase price	$32,722	$21,885	$53,509	$19,548

(1)	Assets and liabilities acquired for Qzina and Queensgate are preliminary and subject to change upon completion of the Company’s final valuation.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

The table below presents unaudited pro forma consolidated income statement information for the Company as if Michael’s had been included in the Company’s consolidated results for the entire period reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Michael’s acquisition as if the acquisition had been completed on December 31, 2011. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition of Michael’s been completed on that date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of Michael’s at their respective fair values based on the Company’s final valuation and to give effect to the financing for the acquisition and related transactions.

	13 Weeks Ended June 29, 2012	26 Weeks Ended June 29, 2012
Net sales	$137,105	$255,477
Income before provision for income taxes	8,746	13,501

Pro forma net sales reflect the combined revenues of the Company and Michael’s. Pro forma income before provision for income taxes reflects the combined Company’s and Michael’s income before provision for income taxes with the following pro forma adjustments: 1) depreciation of equipment was adjusted for the fair market adjustment of the equipment acquired in the Michael’s acquisition, 2) interest expense was adjusted to reflect interest on the borrowings under the Company’s senior secured credit facilities, which were used to finance the acquisition of Michael’s, 3) the intangible assets acquired in the Michael’s acquisition were amortized over their estimated useful lives, 4) the private equity management fees of Michael’s that were charged by certain of Michael’s prior owners were eliminated, 5) the closing costs of the Company and Michael’s were eliminated and 6) the transaction bonuses paid by Michael’s were eliminated.

Note 6 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $970 and $650 at June 28, 2013 and December 28, 2012, respectively.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

Note 8 – Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 28, 2013	December 28, 2012
Land	Indefinite	$426	$—
Buildings	20 years	1,439	—
Machinery and equipment	5-10 years	6,449	6,268
Computers, data processing and other equipment	3-7 years	5,589	5,152
Leasehold improvements	7-15 years	8,955	8,518
Furniture and fixtures	7 years	1,005	617
Vehicles	5 years	990	839
Other	7 years	95	85
Construction-in-process		5,280	1,555

		30,228	23,034
Less: accumulated depreciation and amortization		(14,674)	(13,669)

Equipment and leasehold improvements, net		$15,554	$9,365

Construction-in-process at June 28, 2013 and December 28, 2012 relates primarily to the build out of the Company’s new distribution facility in Bronx, NY. The Company expects to spend approximately $21,000 to complete the build out and move into this facility during fiscal 2014.

As of each of June 28, 2013 and December 28, 2012, the Company had $342 of computer equipment and $337 of vehicles financed by capital leases. The Company recorded depreciation of $40 and $28 on these assets during the 13 weeks ended June 28, 2013 and June 29, 2012, respectively, and $80 and $56 on these assets during the 26 weeks ended June 28, 2013 and June 29, 2012, respectively.

Depreciation expense on equipment and leasehold improvements was $515 and $418 for the 13 weeks ended June 28, 2013 and June 29, 2012, respectively, and $1,077 and $777 for the 26 weeks ended June 28, 2013 and June 29, 2012, respectively.

Gross capitalized software costs were $1,613 at each of June 28, 2013 and December 28, 2012. Capitalized software is recorded net of accumulated amortization of $1,399 and $1,285 at June 28, 2013 and December 28, 2012, respectively. Depreciation expense on software was $55 and $53 for the 13 weeks ended June 28, 2013 and June 29, 2012, respectively, and $114 and $100 for the 26 weeks ended June 28, 2013 and June 29, 2012, respectively.

During the 13 and 26 weeks ended June 28, 2013 the Company incurred interest expense of $1,903 and $3,270 respectively. The Company capitalized interest expense of $17 and $28, respectively, during the same periods. Capitalized interest related to the build out of its new Bronx, NY distribution facility. No interest was capitalized during the corresponding periods of 2012.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2011	$20,590
Goodwill acquired during the year	24,769

Carrying amount as of December 28, 2012	45,359
Goodwill acquired during the year	23,792
Foreign currency translation	(78)

Carrying amount as of June 28, 2013	$69,073

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 5 to 6 years. Other intangible assets were comprised of the following at June 28, 2013 and December 28, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
June 28, 2013
Customer relationships	$23,852	$(2,866)	$20,986
Non-compete agreements	4,651	(619)	4,032
Other amortizable intangibles	7,278	(150)	7,128
Trademarks	14,393	(938)	13,455

Total	$50,174	$(4,573)	$45,601

December 28, 2012
Customer relationships	$21,849	$(1,601)	$20,248
Non-compete agreements	1,731	(175)	1,556
Trademarks	14,393	(489)	13,904

Total	$37,973	$(2,265)	$35,708

Amortization expense for other intangibles was $1,224 and $277 for the 13 weeks ended June 28, 2013 and June 29, 2012, respectively, and $2,302 and $449 for the 26 weeks ended June 28, 2013 and June 29, 2012, respectively.

Estimated amortization expense for other intangibles for the 12 months ended December 27, 2013 and each of the next four fiscal years and thereafter is as follows:

2013	$4,718
2014	4,877
2015	4,874
2016	4,869
2017	4,833
Thereafter	23,733

Total	$47,904

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

Note 10 – Debt Obligations

Debt obligations as of June 28, 2013 and December 28, 2012 consisted of the following:

	June 28, 2013	December 28, 2012
Senior secured notes	$100,000	$—
Revolving credit facility	15,000	75,000
Term loan	34,500	38,000
New Markets Tax Credit loan	11,000	11,000
Capital leases	1,512	527

Total debt obligations	162,012	124,527
Less: current installments	(7,091)	(5,175)

Total debt obligations excluding current installments	$154,921	$119,352

On April 25, 2012, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. The Credit Agreement replaced the credit agreement that the Borrowers and the Guarantors entered into in connection with the Company’s initial public offering. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s each were added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

The Credit Agreement provided for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $40,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $100,000 (the loans thereunder, the “Revolving Credit Loans”). The Credit Agreement also provided that the Borrowers could, at their option, increase the aggregate amount of borrowings under either the Revolving Credit Facility or the Term Loan Facility in an aggregate amount up to $40,000 (but in not less than $10,000 increments) (the “Accordion”) without the consent of any lenders not participating in such increase, subject to certain customary conditions and lenders committing to provide the increase in funding. The final maturity of the Term Loans and Revolving Credit Facility was April 25, 2017. Subject to adjustment for prepayments, the Company was required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with the first four quarterly payments equal to $1,000 per quarter and the last sixteen quarterly payments equal to $1,500 per quarter, with the remaining balance due upon maturity.

The Credit Facilities were secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of DHP. Borrowings under the Credit Facilities bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for Revolving Credit Loans or Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for Revolving Credit Loans or Term Loans. The Credit Agreement also included financial covenants that required the Company to meet targeted leverage and fixed charge ratios.

On September 28, 2012, the Borrowers exercised the Accordion under the Credit Agreement in full to increase the aggregate commitments under the Revolving Credit Facility by $40,000. As a result of the Borrowers’ exercise of the Accordion, borrowing capacity under the Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the Credit Agreement were unchanged.

On April 26, 2012, DHP entered into a financing arrangement under the NMTC program under the Code, pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, NY facility, which construction is required under the lease agreement related to such facility. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). On May 31, 2013 Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement amends and restates the Term Loan Facility and the Revolving Credit Facility. The Amended and Restated Credit Agreement provides for $36,000 in principal amount of Term Loans under the Term Loan Facility and up to an aggregate amount of $140,000 of Revolving Credit Loans under the Revolving Credit Facility. The sublimits for letters of credit and swingline loans under the Credit Facilities were unchanged. Unutilized commitments under the revolving credit facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45%, based on the Company’s leverage ratio. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

The final maturity of the Credit Facilities remains April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31 of each year, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

After giving effect to the amendment and restatement thereof, borrowings under the Credit Facilities continue to be secured by all the assets of the Borrowers and Guarantors, with the exception of the equity interests in and assets of DHP, and borrowings thereunder will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Company’s leverage ratio, or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Company’s leverage ratio. The LIBO rate is the rate for eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period. The Amended and Restated Credit Agreement also includes financial covenants that require the Company to meet targeted leverage and fixed charge ratios.

On April 17, 2013, the Company issued $100,000 in guaranteed senior secured notes (the “Notes”) to Prudential Capital Group, an institutional investment division of Prudential Financial, Inc., through a private placement transaction. The Notes bear an annual interest rate of 5.9% and mature in 2023. The Notes must be repaid in two equal installments of $50,000. The first payment is due on April 17, 2018. The second payment is due at maturity on April 17, 2023. The proceeds from the private placement of the Notes were used to repay borrowings under the Revolving Credit Facility. The Notes have financial covenants that are substantially similar to the financial covenants for the Amended and Restated Credit Agreement.

As of June 28, 2013, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related note purchase agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $1,820 of the Revolving Credit Facility for the issuance of letters of credit. As of June 28, 2013, funds totaling $123,180 were available for borrowing under the Revolving Credit Facility.

Note 11 – Stockholders’ Equity

During the 26 weeks ended June 28, 2013, the Company granted 249,760 restricted stock awards (“RSAs”) to its employees and independent outside directors at a weighted average grant date fair value of $16.30 each. Of these awards, 183,700 were performance-based grants. The Company recognized no expense on the performance-based grants during the 26 weeks ended June 28, 2013 as the Company is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest between one and four years. During the 13 and 26 weeks ended June 28, 2013, the Company recognized expense totaling $81 and $131, respectively, on these time-based RSAs.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 28, 2013 and for the 13 and 26 weeks ended June 28, 2013 and June 29, 2012 is unaudited)

During the 13 and 26 weeks ended June 28, 2013, the Company recognized $219 and $458, respectively, of expense for RSAs issued in prior years.

At June 28, 2013, the Company had 447,982 of unvested RSAs outstanding. At June 28, 2013, the total unrecognized compensation cost for these unvested RSAs was $6,907, and the weighted-average remaining useful life was approximately 19 months. Of this total, $3,595 related to RSAs with time-based vesting provisions and $3,312 related to RSAs with performance-based vesting provisions. At June 28, 2013, the weighted-average remaining useful lives were approximately 21 months for time-based vesting RSAs and 17 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of June 28, 2013, there were 1,108,107 shares available for grant in the Company’s 2011 Omnibus Equity Incentive Plan.

Note 12 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s stockholders who are deemed to be affiliates. Expenses related to these facilities totaled $384 and $768, respectively, during the 13 and 26 weeks ended June 28, 2013. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,261 at June 28, 2013. On July 1, 2005, the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of the Company’s non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $874 and $795, respectively, of products during the 13 weeks ended June 28, 2013 and June 29, 2012 and approximately $1,698 and $1,468, respectively, of products during the 26 weeks ended June 28, 2013 and June 29, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $54 and $54, respectively, of products during the 13 weeks ended June 28, 2013 and June 29, 2012 and approximately $102 and $108, respectively, of products during the 26 weeks ended June 28, 2013 and June 29, 2012. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and materially consistent with those of other customers with similar volumes and purchasing patterns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

OVERVIEW

We are a premier distributor of specialty foods in thirteen of the leading culinary markets in the United States and Canada. We offer more than 23,200 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples. We serve more than 17,500 customer locations, primarily located in our thirteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products and center-of-the-plate products, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team. In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisition of Michael’s in August 2012, meat, seafood and other center-of-the-plate products; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $32,144 at closing, net of $578 cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under our revolving credit facility that we amended and restated on April 17, 2013.

On December 31, 2012, the Company acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s Finer Meats, LLC (“Michael’s”) acquisition completed earlier in 2012. The purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments) and was funded with borrowings under our revolving credit facility that we entered into in April 2012. The purchase price may be increased by up to $2,400 based upon the achievement of certain performance milestones over a two-year period following the closing.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open two new distribution facilities and pursue selective acquisitions. Prior to our acquisition of Qzina, over the last several years we increased our distribution capacity to approximately 674,000 square feet in eleven facilities. With the Qzina acquisition, we added eight additional locations totaling approximately 160,000 square feet.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced throughout the first six months of 2013 and portions of 2012, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, the shift in product mix resulting from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products and center-of-the-plate products.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.1%	73.5%	74.4%	73.5%

Gross Profit	25.9%	26.5%	25.6%	26.5%
Operating Expenses	19.4%	19.1%	20.1%	20.2%

Operating Income	6.5%	7.4%	5.5%	6.3%
Other Expense:
Interest Expense	1.1%	0.8%	1.1%	0.7%

Total Other Expense	1.1%	0.8%	1.1%	0.7%

Income Before Income Taxes	5.4%	6.6%	4.4%	5.6%
Provision for Income Taxes	2.2%	2.8%	1.8%	2.4%

Net Income	3.2%	3.8%	2.6%	3.2%

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

13 Weeks Ended June 28, 2013 Compared to 13 Weeks Ended June 28, 2012

Net Sales

Our net sales for the 13 weeks ended June 28, 2013 increased approximately 48.2%, or $55,332, to $170,157 from $114,825 for the 13 weeks ended June 29, 2012. The increase in net sales was primarily the result of the acquisitions of Michael’s, Queensgate and Qzina, as well as organic sales growth. These acquisitions contributed approximately $45,579, or 39.7%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $9,753, or 8.5%, of total net sales growth. Inflation for the 13 weeks ended June 28, 2013 was approximately 4.1%.

Gross Profit

Gross profit increased approximately 44.5%, or $13,571, to $44,042 for the 13 weeks ended June 28, 2013, from $30,471 for the 13 weeks ended June 28, 2012. Gross profit margin decreased approximately 66 basis points to 25.9% from 26.5% for the second quarter of 2012, due in large part to the impact on sales mix from the Michael’s acquisition.

Operating Expenses

Total operating expenses increased by approximately 50.3%, or $11,033, to $32,987 for the 13 weeks ended June 28, 2013 from $21,954 for the 13 weeks ended June 29, 2012. As a percentage of net sales, operating expenses were 19.4% in the second quarter of 2013 compared to 19.1% in the second quarter of 2012. The increase in the Company’s operating expense ratio is attributable to increased amortization expense related to acquisitions, duplicate occupancy costs related to the Bronx, NY facility and compensation related expenses, offset in part by transportation efficiencies.

Operating Income

Operating income increased by approximately 29.8%, or $2,538, to $11,055 for the 13 weeks ended June 28, 2013 from $8,517 for the 13 weeks ended June 29, 2012. As a percentage of net sales, operating income decreased to 6.5% for the 13 weeks ended June 28, 2013 from 7.4% for the 13 weeks ended June 29, 2012. The decrease in operating income as a percentage of nets sales was driven by lower gross profit percentage and higher operating costs as discussed above.

Other Expense

Total other expense increased $1,012 to $1,907 for the 13 weeks ended June 28, 2013 from $895 for the 13 weeks ended June 29, 2012. This increase can be attributed to interest expense due to higher levels of debt related to the Company’s acquisitions as well as the higher interest rate on the Company’s recently issued $100,000 of senior secured notes.

Provision for Income Taxes

For the 13 weeks ended June 28, 2013, we recorded an effective income tax rate of 41.6%. For the 13 weeks ended June 29, 2012, our effective income tax rate was 41.5%.

Net Income

Reflecting the factors described above, net income increased $886 to $5,345 for the 13 weeks ended June 28, 2013, compared to net income of $4,459 for the 13 weeks ended June 29, 2012.

26 Weeks Ended June 28, 2013 Compared to 26 Weeks Ended June 29, 2012

Net Sales

Our net sales for the 26 weeks ended June 28, 2013 increased approximately 45.4%, or $96,682, to $309,576 from $212,894 for the 26 weeks ended June 29, 2012. The increase in net sales was primarily the result of the acquisitions of Michael’s, Queensgate and Qzina, as well as organic sales growth. These acquisitions contributed approximately $81,239, or 38.2%, to net sales growth for the 26 week period. Organic growth contributed the remaining approximately $15,443, or 7.3%, of total net sales growth. Inflation for the 26 week period ended June 28, 2013 was approximately 3.6%.

Gross Profit

Gross profit increased approximately 40.1%, or $22,676, to $79,196 for the 26 weeks ended June 28, 2013, from $56,520 for the 26 weeks ended June 29, 2012. Gross profit margin for the 26 week period ended June 28, 2013 decreased approximately 97 basis points to 25.6% from 26.6% due in large part to the impact on sales mix from the Michael’s and Praml acquisitions.

Operating Expenses

Total operating expenses increased by approximately 44.9%, or $19,298, to $62,243 for the 26 weeks ended June 28, 2013 from $42,945 for the 26 weeks ended June 29, 2012. As a percentage of net sales, operating expenses were 20.1% for the 26 week period ended June 28, 2013 compared to 20.2% for the 26 week period ended June 29, 2012. The decrease in the Company’s operating expense ratio is attributable to transportation efficiencies offset in part by increased amortization expense related to acquisitions, duplicate occupancy costs related to the Bronx, NY facility and compensation related expenses.

Operating Income

Operating income increased by approximately 24.9%, or $3,378, to $16,953 for the 26 weeks ended June 28, 2013 from $13,575 for the 26 weeks ended June 29, 2012. As a percentage of net sales, operating income decreased to 5.5% for the 26 weeks ended June 28, 2013 from 6.3% for the 26 weeks ended June 29, 2012. The decrease in operating income as a percentage of net sales was driven by lower gross profit percentage and higher operating costs as discussed above.

Other Expense

Total other expense increased $1,830 to $3,274 for the 26 weeks ended June 28, 2013 from $1,444 for the 26 weeks ended June 29, 2012. This increase can be attributed to increased interest expense due to higher levels of debt related to the Company’s acquisitions as well as the higher interest rate on the Company’s recently issued $100,000 of senior secured notes.

Provision for Income Taxes

Our effective income tax rate was 41.6% and 41.5% for the 26 weeks ended June 28, 2013 and June 29, 2012, respectively.

Net Income

Reflecting the factors described above, net income increased $901 to $7,993 for the 26 weeks ended June 28, 2013, compared to $7,092 for the 26 weeks ended June 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

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

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013 Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of June 28, 2013, we had $123,180 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly period ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 to December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter.

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHP’s leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

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

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay outstanding borrowings under the Revolving Credit Facility. On May 31, 2013 Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under The Notes.

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

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2013 will be approximately $25,000, of which $11,000 will be funded with the restricted cash from the NMTC Loan. The significant increase in projected capital expenditures in 2013 when compared to 2012 capital expenditures is being driven by the costs associated with the renovation and expansion of our newly leased Bronx, New York distribution facility, which we expect will total approximately $21,000 for the year. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer term, fixed rate debt securities and shares of our common stock.

Net cash provided by operations was $20,818 for the 26 weeks ended June 28, 2013, an increase of $13,311 from the $7,507 provided by operations for the 26 weeks ended June 29, 2012. The primary reason for the increase was an increase of $10,282 in cash provided by working capital. In addition, depreciation and amortization and increased net income provided $2,191 and $901 of additional cash in the 26 weeks ended June 28, 2013, respectively.

Net cash used in investing activities was $57,329 for the 26 weeks ended June 28, 2013, an increase of $35,813 from the $21,516 used in investing activities for the 26 weeks ended June 29, 2012. The increase was primarily due to the acquisitions of Queensgate and Qzina in 2013 as well as the build out of our Bronx, NY distribution facility.

Net cash provided by financing activities was $38,592 for the 26 weeks ended June 28, 2013, an increase of $24,180 from the $14,412 provided by financing activities for the 26 weeks ended June 29, 2012. The increase was primarily due to funds provided from our issuance of the Notes, offset by borrowings under the Credit Facilities to fund the Queensgate and Qzina acquisitions, as well as the use of restricted cash to fund the renovation and expansion of our new Bronx, NY distribution facility.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $65,507 and $56,694, net of the allowance for doubtful accounts of $3,705 and $3,440, as of June 28, 2013 and December 28, 2012, respectively.

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

In 2012, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the first six months of 2013. Total goodwill as of June 28, 2013 and December 28, 2012 was $69,073, and $45,359, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2013 or 2012 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 28, 2013 and December 28, 2012 were $45,601 and $35,708, respectively.

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

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state jurisdictions as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

As of June 28, 2013, we had an aggregate $49,500 of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $290 per annum, holding other variables constant.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 13, 2013, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, filed with the SEC on May 7, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Effective August 2, 2013, we revised our Code of Business Conduct and Ethics (the “Code of Ethics”), which applies to all of our directors, officers and employees. As part of its corporate governance practices, our Board of Directors periodically reviews the Code of Ethics and, following its most recent review, our Board of Directors approved certain revisions and additions. Although the revised Code of Ethics is, for the most part, similar to its predecessor, it has been updated to reflect the Company’s adoption of certain anti-corruption policies. The Code of Ethics is filed herewith as Exhibit 14.1 to this Quarterly Report on Form 10-Q. The revised Code of Ethics is also available on the corporate governance page of our website, which can be found at www.chefswarehouse.com, by clicking on “Investors,” then clicking on “Corporate Governance.”

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1†	Amendment and Restatement Agreement, dated as of April 17, 2013, to the Credit Agreement, dated as of April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.2†	Amended and Restated Pledge and Security Agreement, dated April 25, 2012, as amended and restated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 7, 2013).

10.3†	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 7, 2013).

10.4	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 7, 2013).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2013.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

August 6, 2013	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1†	Amendment and Restatement Agreement, dated as of April 17, 2013, to the Credit Agreement, dated as of April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.2†	Amended and Restated Pledge and Security Agreement, dated April 25, 2012, as amended and restated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 7, 2013).

10.3†	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 7, 2013).

10.4	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 7, 2013).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.