Form 10-Q
period 2013-09-27
Chefs' Warehouse, Inc.
filed 2013-11-05
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Number of shares of common stock, par value $.01 per share, outstanding at November 1, 2013: 25,016,088

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to deploy the remaining net proceeds from its September 2013 common stock offering within the time frame currently contemplated; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 13, 2013 with the Securities and Exchange Commission (the “SEC”) and under Part II, Item 1A of this Quarterly Report on Form 10-Q and the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2013 and August 6, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share data)

	September 27, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$54,616	$118
Accounts receivable, net of allowance of $3,487 in 2013 and $3,440 in 2012	66,980	56,694
Inventories, net	57,271	40,402
Deferred taxes, net	2,362	2,839
Prepaid expenses and other current assets	7,010	5,452

Total current assets	188,239	105,505
Restricted cash	6,208	11,008
Equipment and leasehold improvements, net	18,265	9,365
Software costs, net	158	328
Goodwill	66,934	45,359
Intangible assets, net	47,607	35,708
Other assets	3,846	2,861

Total assets	$331,257	$210,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,514	$33,718
Accrued liabilities	10,961	5,291
Accrued compensation	4,791	3,519
Current portion of long-term debt	6,545	5,175

Total current liabilities	54,811	47,703
Long-term debt, net of current portion	141,411	119,352
Deferred taxes, net	5,472	2,552
Other liabilities and deferred credits	2,640	1,245

Total liabilities	204,334	170,852

Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 27, 2013 and December 28, 2012	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 25,013,088 and 20,988,073 shares issued and outstanding September 27, 2013 and December 28, 2012, respectively	250	210
Additional paid in capital	96,647	21,005
Cumulative foreign currency translation adjustment	(195)	—
Retained earnings	30,221	18,067

Stockholders’ equity	126,923	39,282

Total liabilities and stockholders’ equity	$331,257	$210,134

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	September 27, 2013	September 28, 2012
Net revenues	$170,581	$124,807
Cost of sales	126,624	92,430

Gross profit	43,957	32,377
Operating expenses	34,522	25,052

Operating income	9,435	7,325
Interest expense	2,328	1,010
Loss on sale of assets	—	3

Income before income taxes	7,107	6,312
Provision for income tax expense	2,947	2,496

Net income	$4,160	$3,816

Other comprehensive income:
Foreign currency translation adjustments	142	—

Comprehensive income	$4,302	$3,816

Net income per share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18
Weighted average common shares outstanding:
Basic	20,928,148	20,662,956
Diluted	21,145,159	20,980,019

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	39 Week Period Ended
	September 27, 2013	September 28, 2012
Net revenues	$480,158	$337,701
Cost of sales	357,068	248,804

Gross profit	123,090	88,897
Operating expenses	96,701	67,997

Operating income	26,389	20,900
Interest expense	5,598	2,454
Loss on sale of assets	4	3

Income before income taxes	20,787	18,443
Provision for income tax expense	8,633	7,536

Net income	$12,154	$10,907

Other comprehensive income:
Foreign currency translation adjustments	(195)	—

Comprehensive income	$11,959	$10,907

Net income per share:
Basic	$0.58	$0.53
Diluted	$0.58	$0.52
Weighted average common shares outstanding:
Basic	20,819,209	20,571,848
Diluted	21,052,560	20,911,337

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Week Period Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$12,154	$10,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,925	1,446
Amortization	3,537	1,049
Provision for allowance for doubtful accounts	443	729
Deferred credits	282	224
Deferred taxes	228	362
Write-off of deferred financing fees	—	237
Amortization of deferred financing fees	405	307
Stock compensation	892	1,335
Change in fair value of earnout	49	—
Loss on sale of assets	4	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,136)	(2,090)
Inventories	(1,262)	(2,448)
Prepaid expenses and other current assets	(133)	(3,361)
Accounts payable and accrued liabilities	(1,448)	668
Other liabilities	26	—
Other assets	(218)	(43)

Net cash provided by operating activities	14,748	9,325

Cash flows from investing activities:
Capital expenditures	(5,660)	(2,733)
Cash paid for acquisitions, net of cash received	(54,364)	(73,279)

Net cash used in investing activities	(60,024)	(76,012)

Cash flows from financing activities:
Payment of debt	(3,652)	(30,087)
Net proceeds from secondary offering	75,060	—
Proceeds from senior secured term loan	—	40,000
Proceeds from senior secured notes	100,000	—
Payment of deferred financing fees	(1,230)	(1,733)
Surrender of shares to pay withholding taxes	(270)	(346)
Change in restricted cash	4,800	(4)
Borrowings under revolving credit line	70,800	229,958
Payments under revolving credit line	(145,800)	(170,940)

Net cash provided by financing activities	99,708	66,848

Effect of foreign currency on cash and cash equivalents	66	—
Net increase in cash and cash equivalents	54,498	161
Cash and cash equivalents-beginning of period	118	2,033

Cash and cash equivalents-end of period	$54,616	$2,194

Supplemental cash flow disclosures:
Cash paid for income taxes	$9,160	$10,343
Cash paid for interest	$4,047	$1,785
Noncash investing activity:
Software financing	$1,944	$—

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one segment, food product distribution. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries, culinary schools and specialty food stores.

Consolidation

The Company’s direct and indirect wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC (“DHP”), a Delaware limited liability company engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC, a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania; The Chefs’ Warehouse Midwest, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Ohio, Kentucky and Indiana; The Chefs’ Warehouse Pastry Division, Inc., a Delaware corporation engaged in the distribution of gourmet chocolate, dessert and pastry products; The Chefs’ Warehouse Pastry Division Canada ULC, a British Columbia unlimited liability company engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; QZ Acquisition (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, North America (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Florida corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Washington corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods (Ambassador), Inc., a California corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida; and CW LV Real Estate, LLC, a Delaware limited liability company engaged in owning real estate in Las Vegas, Nevada. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, a Delaware limited liability company, QZ Acquisition (USA), Inc, and The Chefs’ Warehouse Pastry Division, Inc. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings, LLC owns 100% of Michael’s Finer Meats, LLC. QZ Acquisition (USA), Inc. owns 100% of Qzina Specialty Foods North America (USA), Inc. Qzina Specialty Foods North America (USA), Inc. owns 100% of Qzina Specialty Foods, Inc. (FL), Qzina Specialty Foods, Inc. (WA) and Qzina Specialty Foods (Ambassador), Inc. The Chefs’ Warehouse Pastry Division, Inc. owns 100% of The Chefs’ Warehouse Pastry Division Canada ULC. The Chef’s Warehouse West Coast, LLC owns 100% of CW LV Real Estate, LLC. All significant intercompany accounts and transactions have been eliminated.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2013, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 and 39 weeks ended September 27, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income	$4,160	$3,816	$12,154	$10,907

Net income per share:
Basic	$0.20	$0.18	$0.58	$0.53
Diluted	$0.20	$0.18	$0.58	$0.52
Weighted average common shares outstanding:
Basic	20,928,148	20,662,956	20,819,209	20,571,848
Diluted	21,145,159	20,980,019	21,052,560	20,911,337

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

Reconciliation of net income per common share:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Numerator:
Net income	$4,160	$3,816	$12,154	$10,907

Denominator:
Weighted average basic common shares outstanding	20,928,148	20,662,956	20,819,209	20,571,848
Dilutive effect of unvested common shares	217,011	317,063	233,351	339,489

Weighted average diluted common shares outstanding	21,145,159	20,980,019	21,052,560	20,911,337

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

Financial Statement Presentation

The effect of our derivative instruments on our condensed consolidated statements of operations for the 13 weeks and 39 weeks ended September 27, 2013 and September 28, 2012 was as follows:

	Location of (expense)	13 Weeks Ended		39 Weeks Ended
	recognized on derivative	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Derivatives not designated as hedging instruments:
Brent crude oil option	Operating expenses	—	—	—	(17)

Note 4—Fair Value Measurements; Fair Value of Financial Instruments

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

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

Assets and Liabilities Measured at Fair Value

As of September 27, 2013, the Company’s only asset or liability measured at fair value was the contingent earn-out liability for the Queensgate acquisition. This liability was estimated using Level 3 inputs. This liability had an estimated fair value of $2,167 at September 27, 2013 and was estimated after probability weighting and discounting various potential payments, During the 13 and 39 weeks ended September 27, 2013, the fair value of this liability increased $19 and $49 respectively and was reflected in operating expenses. The Company had no assets or liabilities reflected at fair value as of December 28, 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of September 27, 2013 and December 28, 2012, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at September 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

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

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $32,144 at closing, net of $578 of cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the 13 week period ended June 28, 2013. Pro forma financial information with respect to the acquisition of Qzina is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company is in the process of performing a valuation of the

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

tangible and intangible assets of Qzina, as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which will be amortized over 20 years, customer relationships, which will be amortized over 20 years and covenants not to compete, which will be amortized over 2-5 years. Goodwill for the Qzina acquisition will not be deductible for tax purposes.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,900 (subject to customary post-closing working capital adjustments), which the Company financed with borrowings under the revolving credit facility portion of the Company’s then existing senior secured credit facilities. Additionally, the purchase price may be increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $2,167 at September 27, 2013. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the 13 week period ended March 29, 2013. Pro forma financial information with respect to the acquisition of Queensgate is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s Finer Meats, LLC, an Ohio corporation (“Michael’s”), for approximately $52,973, net of $536 of cash. In August of 2013, we paid the sellers $335 to settle a dispute over the final working capital settlement. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s then existing senior secured credit facilities. During the third quarter of fiscal 2012 the Company expensed $85 of legal fees in operating expenses related to the acquisition. The Company has completed a formal valuation of the intangible and certain tangible assets of Michael’s. The financial statements reflect the results of the valuation of the goodwill, intangible assets and fixed assets the Company acquired in the transaction. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 10 years, two trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years. Michael’s contributed revenue of $22,441 and $66,597 and income before provision for taxes of $984 and $3,873 for the 13 and 39 weeks ended September 27, 2013, respectively.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd., a Nevada corporation (“Praml”), for approximately $19,548 in cash. Praml is a leading specialty foodservice company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s then existing senior secured credit facilities. During the second quarter of fiscal 2012 the Company expensed $23 of legal fees in operating expenses related to the acquisition. Pro forma financial information with respect to the acquisition of Praml is not required to be included in these financial statements since the effects of the acquisition are not material to the Company’s consolidated financial statements. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and two trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

The table below details the assets and liabilities acquired as part of the acquisitions of Qzina as of May 1, 2013, Queensgate as of December 31, 2012, Michael’s as of August 10, 2012 and Praml as of April 27, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Qzina(1)	Queensgate	Michael’s	Praml
Current assets	$22,498	$4,140	$16,161	$3,315
Customer relationships	4,160	2,000	12,431	4,187
Trademarks	4,411	—	12,724	1,369
Goodwill	6,218	14,622	12,206	12,866
Non-compete agreement	2,480	2,920	477	1,254
Fixed assets	1,146	1,909	2,871	—
Deferred tax assets	—	—	62	—
Deferred tax liability	(2,430)	(771)	—	(2,676)
Capital leases	(137)	—	(343)	—
Earn-out liability	—	(2,118)	—	—
Unfavorable leases	(233)	—	—	—
Current liabilities	(5,391)	(817)	(2,744)	(767)

Purchase price	$32,722	$21,885	$53,845	$19,548

(1)	Assets and liabilities acquired for Qzina are preliminary and subject to change upon completion of the Company’s final valuation.

The table below presents pro forma consolidated income statement information as if Michael’s had been included in our consolidated results for the entire periods reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Michael’s acquisition as if the acquisition had been completed on December 31, 2011. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information includes adjustments to record the assets and liabilities of Michael’s at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions.

	13 Weeks Ended September 28, 2012	39 Weeks Ended September 28, 2012
Net sales	$135,663	$391,140
Income before provision for income taxes	6,849	20,350

Pro forma net sales reflect the combined net sales of the Company and Michael’s. Pro forma income before provision for income taxes reflects the combined Company’s and Michael’s income before provision for income taxes with the following pro forma adjustments: 1) depreciation of equipment was adjusted for the fair market adjustment of the equipment acquired in the Michael’s acquisition, 2) interest expense was adjusted to reflect interest on the borrowings under the Company’s then existing senior secured credit facilities which were used to finance the acquisition of Michael’s, 3) the intangible assets acquired in the Michael’s acquisition were amortized over their estimated useful lives, 4) the private equity management fees of Michael’s that were charged by certain of Michael’s prior owners were eliminated, 5) the closing costs of the Company and Michael’s were eliminated and 6) the transaction bonuses paid by Michael’s were eliminated.

Note 6—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,317 and $650 at September 27, 2013 and December 28, 2012, respectively.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

Note 7—Restricted Cash

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

Note 8—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 27, 2013	December 28, 2012
Land	Indefinite	$426	$—
Buildings	20 years	1,439	—
Machinery and equipment	5-10 years	6,466	6,268
Computers, data processing and other equipment	3-7 years	5,776	5,152
Leasehold improvements	7-15 years	8,958	8,518
Furniture and fixtures	7 years	1,028	617
Vehicles	5 years	1,002	839
Other	7 years	95	85
Construction-in-process		8,418	1,555

		33,608	23,034
Less: accumulated depreciation and amortization		(15,343)	(13,669)

Equipment and leasehold improvements, net		$18,265	$9,365

Construction-in-process at September 27, 2013 related primarily to the build out of the Company’s new distribution facility in Bronx, NY and the implementation of our JD Edwards ERP system. At December 28, 2012 the balance relates primarily to the build out of the Company’s new distribution facility in Bronx, NY. The Company expects to spend approximately $21,000 on the Bronx distribution facility and approximately $4,000 on the JDE implementation. Both of these projects are expected to be fully operational during Fiscal 2014.

At September 27, 2013 and December 28, 2012, the Company had $820 and $679, respectively, of equipment and vehicles financed by capital leases. The Company recorded depreciation of $52 and $28 on these assets during the 13 weeks ended September 27, 2013 and September 28, 2012, respectively, and $159 and $86 on these assets during the 39 weeks ended September 27, 2013 and September 28, 2012, respectively.

Depreciation expense on equipment and leasehold improvements was $520 and $429 for the 13 weeks ended September 27, 2013 and September 28, 2012, respectively, and $1,597 and $1,206 for the 39 weeks ended September 27, 2013 and September 28, 2012, respectively.

Gross capitalized software costs were $1,613 at each of September 27, 2013 and December 28, 2012. Capitalized software is recorded net of accumulated amortization of $1,455 and $1,286 at September 27, 2013 and December 28, 2012, respectively. Depreciation expense on software was $55 and $61 for the 13 weeks ended September 27, 2013 and September 28, 2012, respectively, and $169 and $161 for the 39 weeks ended September 27, 2013 and September 28, 2012, respectively.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

During the 13 and 39 weeks ended September 27, 2013 the Company incurred interest expense of $2,238 and $5,598 respectively. The Company capitalized interest expense of $27 and $55, respectively, during the same periods. Capitalized interest related to the build out of its new Bronx, NY distribution facility. During the same periods of 2012 $8 of interest was capitalized.

Note 9—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2011	$20,590
Goodwill acquired during the year	24,769

Carrying amount as of December 28, 2012	45,359
Goodwill acquired during the year	21,623
Foreign currency translation	(48)

Carrying amount as of September 27, 2013	$66,934

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 5 to 6 years. Other intangible assets were comprised of the following at September 27, 2013 and December 28, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
September 27, 2013
Customer relationships	$27,529	$(3,544)	$23,985
Non-compete agreements	7,131	(1,059)	6,072
Trademarks	18,804	(1,254)	17,550

Total	$53,464	$(5,857)	$47,607

December 28, 2012
Customer relationships	$21,849	$(1,601)	$20,248
Non-compete agreements	1,731	(175)	1,556
Trademarks	14,393	(489)	13,904

Total	$37,973	$(2,265)	$35,708

Amortization expense for other intangibles was $1,235 and $593 for the 13 weeks ended September 27, 2013 and September 28, 2012, respectively, and $3,537 and $1,042 for the 39 weeks ended September 27, 2013 and September 28, 2012, respectively.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

Estimated amortization expense for other intangibles for the 12 months ended December 27, 2013 and each of the next four fiscal years and thereafter is as follows:

2013	$4,683
2014	4,860
2015	4,827
2016	4,807
2017	4,771
Thereafter	27,195

Total	$51,143

Note 10—Debt Obligations

Debt obligations as of September 27, 2013 and December 28, 2012 consisted of the following:

	September 27, 2013	December 28, 2012
Senior secured notes	$100,000	$—
Revolving credit facility	—	75,000
Term loan	34,500	38,000
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	2,456	527

Total debt obligations	147,956	124,527
Less: current installments	(6,545)	(5,175)

Total debt obligations excluding current installments	$141,411	$119,352

On April 25, 2012, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. The Credit Agreement replaced the credit agreement that the Borrowers and the Guarantors entered into in connection with the Company’s initial public offering. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s each was added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

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

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

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

As of September 27, 2013, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related note purchase agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $3,820 of the Revolving Credit Facility for the issuance of letters of credit. As of September 27, 2013, funds totaling $136,180 were available for borrowing under the Revolving Credit Facility.

Note 11—Stockholders’ Equity

On September 25, 2013, the Company completed a public offering of 3,800,000 share of its common stock at $21.00 per share. The Company recognized proceeds of approximately $75,060 after deducting underwriting fees and commissions and estimated offering expenses. The Company utilized approximately $12,500 of the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility. The remaining net proceeds are being held by the Company for general corporate purposes.

During the 39 weeks ended September 27, 2013, the Company granted 249,760 restricted stock awards (“RSAs”) to its employees and independent outside directors at a weighted average grant date fair value of $16.30 each. Of these awards, 183,700 were performance-based grants. The Company recognized no expense on the performance-based grants during the 39 weeks ended September 27, 2013 as the Company is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest between one and four years. During the 13 and 39 weeks ended September 27, 2013, the Company recognized expense totaling $114 and $245, respectively, on these time-based RSAs.

During the 13 and 39 weeks ended September 27, 2013, the Company recognized $189 and $647, respectively, of expense for RSAs issued in prior years.

At September 27, 2013, the Company had 403,744 of unvested RSAs outstanding. At September 27, 2013, the total unrecognized compensation cost for these unvested RSAs was $6,284, and the weighted-average remaining useful life was approximately 18 months. Of this total, $3,123 related to RSAs with time-based vesting provisions and $3,161 related to RSAs with performance-based vesting provisions. At September 27, 2013, the weighted-average remaining useful lives were approximately 21 months for time-based vesting RSAs and 14 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of September 27, 2013, there were 1,118,648 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 12—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $1,152 during the 39 weeks ended September 27, 2013. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 27, 2013 and for the 13 weeks and 39 weeks ended September 27, 2013 and

September 28, 2012 is unaudited)

Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $10,106 at September 27, 2013. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $916 and $816, respectively during the 13 weeks ended September 27, 2013 and September 28, 2012. Purchases totaled approximately $2,613 and $2,284, respectively for the 39 weeks ended September 27, 2013 and September 28, 2012. Terms provided to these customers were determined in the ordinary course of business, at arm’s length and were materially consistent with those of other customers with similar volumes and purchasing patterns.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $44 and $53, respectively, of products from the Company during the 13 weeks ended September 27, 2013 and September 28, 2012. Purchases totaled approximately $146 and $159, respectively, for the 39 weeks ended September 27, 2013 and September 28, 2012. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant. Terms provided to this customer were determined in the ordinary course of business, at arm’s length and were materially consistent with those of other customers with similar volumes and purchasing patterns.

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

On August 10, 2012, the Company acquired 100% of the equity securities of Michael’s, a specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $53,509 and was funded with borrowings under our revolving credit facility that we entered into in April 2012. In August, 2013, we paid the sellers $335 to settle a dispute over the final working capital settlement.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open two new distribution facilities and pursue selective acquisitions. Prior to our acquisition of Qzina, over the last several years we increased our distribution capacity to approximately 674,000 square feet in eleven facilities. With the Qzina acquisition, we added eight additional distribution locations totaling approximately 160,000 square feet.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.2%	74.1%	74.4%	73.7%

Gross Profit	25.8%	25.9%	25.6%	26.3%
Operating Expenses	20.2%	20.0%	20.1%	20.1%

Operating Income	5.6%	5.9%	5.5%	6.2%
Other expense:
Interest expense	1.4%	0.8%	1.2%	0.7%

Total other expense	1.4%	0.8%	1.2%	0.7%

Income before income tax expense	4.2%	5.1%	4.3%	5.5%
Provision for income taxes	1.7%	2.0%	1.8%	2.2%

Net income	2.5%	3.1%	2.5%	3.3%

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

13 Weeks Ended September 27, 2013 Compared to 13 Weeks Ended September 28, 2012

Net Sales

Our net sales for the 13 weeks ended September 27, 2013 increased approximately 36.7%, or $45,774, to $170,581 from $124,807 for the 13 weeks ended September 28, 2012. The increase in net sales was primarily the result of the acquisitions of Michael’s, Queensgate and Qzina, as well as organic sales growth. These acquisitions contributed approximately $35,575, or 28.5%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $10,199, or 8.2%, of total net sales growth. Inflation for the 13 weeks ended September 27, 2013 was approximately 2.7%.

Gross Profit

Gross profit increased approximately 35.8%, or $11,580, to $43,957 for the 13 weeks ended September 27, 2013, from $32,377 for the 13 weeks ended September 28, 2012. Gross profit margin decreased approximately 17 basis points to 25.8% from 25.9% for the third quarter of 2012, due in large part to the impact on sales mix from the Michael’s acquisition.

Operating Expenses

Total operating expenses increased by approximately 37.8%, or $9,470, to $34,522 for the 13 weeks ended September 27, 2013 from $25,052 for the 13 weeks ended September 28, 2012. As a percentage of net sales, operating expenses were 20.2% in the third quarter of 2013 compared to 20.0% in the third quarter of 2012. The increase in our operating expense ratio is attributable to increased amortization expense related to acquisitions, duplicate occupancy costs related to the Bronx, NY facility and compensation related expenses.

Operating Income

Operating income increased by approximately 28.8%, or $2,110, to $9,435 for the 13 weeks ended September 27, 2013 from $7,325 for the 13 weeks ended September 28, 2012. As a percentage of net sales, operating income decreased to 5.6% for the 13 weeks ended September 27, 2013 from 5.9% for the 13 weeks ended September 28, 2012. The decrease in operating income as a percentage of nets sales was driven by lower gross profit percentage and higher operating costs as discussed above.

Other Expense

Total other expense increased $1,315 to $2,328 for the 13 weeks ended September 27, 2013 from $1,013 for the 13 weeks ended September 28, 2012. This increase can be attributed to increased interest expense due to higher levels of debt related to the Company’s acquisitions as well as the higher interest rate on our $100,000 of senior secured notes.

Provision for Income Taxes

For the 13 weeks ended September 27, 2013, we recorded an effective income tax rate of 41.5%. For the 13 weeks ended September 28, 2012, our effective income tax rate was 39.5%.

Net Income

Reflecting the factors described above, net income increased $344 to $4,160 for the 13 weeks ended September 27, 2013, compared to net income of $3,816 for the 13 weeks ended September 28, 2012.

39 Weeks Ended September 27, 2013 Compared to 39 Weeks Ended September 28, 2012

Net Sales

Our net sales for the 39 weeks ended September 27, 2013 increased approximately 42.1%, or $142,457, to $480,158 from $337,701 for the 39 weeks ended September 28, 2012. The increase in net sales was primarily the result of the acquisitions of Michael’s, Queensgate and Qzina, as well as organic sales growth. These acquisitions contributed approximately $117,512, or 34.8%, to net sales growth for the 39 week period. Organic growth contributed the remaining approximately $24,945, or 7.4%, of total net sales growth.

Gross Profit

Gross profit increased approximately 38.5%, or $34,193, to $123,090 for the 39 weeks ended September 27, 2013, from $88,897 for the 39 weeks ended September 28, 2012. Gross profit margin for the 39 week period ended September 27, 2013 decreased approximately 68 basis points to 25.6% from 26.3% due in large part to the impact on sales mix from the Michael’s and Praml acquisitions.

Operating Expenses

Total operating expenses increased by approximately 42.2%, or $28,704, to $96,701 for the 39 weeks ended September 27, 2013 from $67,997 for the 39 weeks ended September 28, 2012. As a percentage of net sales, operating expenses were 20.1% for the 39 week period ended September 27, 2013 compared to 20.1% for the 39 week period ended September 28, 2012. The increase in our operating expense is due to increased amortization expense related to acquisitions, duplicate occupancy costs related to the Bronx, NY facility and compensation related expenses offset in part by transportation efficiencies.

Operating Income

Operating income increased by approximately 26.3%, or $5,489, to $26,389 for the 39 weeks ended September 27, 2013 from $20,900 for the 39 weeks ended September 28, 2012. As a percentage of net sales, operating income decreased to 5.5% for the 39 weeks ended September 27, 2013 from 6.2% for the 39 weeks ended September 28, 2012. The decrease in operating income as a percentage of net sales was driven by lower gross profit percentage and higher operating costs as discussed above.

Other Expense

Total other expense increased $3,145 to $5,602 for the 39 weeks ended September 27, 2013 from $2,457 for the 39 weeks ended September 27, 2012. This increase can be attributed to increased interest expense due to higher levels of debt related to the Company’s acquisitions as well as the higher interest rate on the Company’s $100,000 of senior secured notes.

Provision for Income Taxes

Our effective income tax rate was 41.5% and 40.9% for the 39 weeks ended September 27, 2013 and September 28, 2012, respectively.

Net Income

Reflecting the factors described above, net income increased $1,247 to $12,154 for the 39 weeks ended September 27, 2013, compared to $10,907 for the 39 weeks ended September 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,060 after deducting underwriters fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities. The remaining portion of the net proceeds is currently being held as cash and cash equivalents for use in general corporate purposes. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

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

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of September 27, 2013, we had $136,180 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then outstanding borrowings under the Revolving Credit Facility. On May 31, 2013 Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Notes.

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

We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2013 will be approximately $25,000, of which $11,000 will be funded with the restricted cash from the NMTC Loan. The significant increase in projected capital expenditures in 2013 when compared to 2012 capital expenditures is being driven by the costs associated with the renovation and expansion of our newly leased Bronx, New York distribution facility, which we expect will total approximately $21,000 for the year. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $14,748 for the 39 weeks ended September 27, 2013, an increase of $5,423 from the $9,325 provided by operations for the 39 weeks ended September 28, 2012. The primary reasons for the increase were increased net income of $1,247, increased non-cash charges of $2,073 and a decrease in cash used for working capital of $2,252.

Net cash used in investing activities was $60,024 for the 39 weeks ended September 27, 2013, a decrease of $15,988 from the $76,012 used in investing activities for the 39 weeks ended September 28, 2012. The decrease was primarily due to the less cash spent on acquisitions in 2013 offset by slightly higher capital expenditures on the build out of our Bronx, NY distribution facility.

Net cash provided by financing activities was $99,708 for the 39 weeks ended September 27, 2013, an increase of $32,860 from the $66,848 provided by financing activities for the 39 weeks ended September 28, 2012. The increase was primarily due to funds provided from our issuance of the Notes and completion of our secondary stock offering, offset by borrowings under the Credit Facilities to fund the Queensgate and Qzina acquisitions, as well as the use of restricted cash to fund the renovation and expansion of our new Bronx, NY distribution facility.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $66,980 and $56,694, net of the allowance for doubtful accounts of $3,487 and $3,440, as of September 27, 2013 and December 28, 2012, respectively.

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

In 2012, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the 39 weeks ended September 27, 2013. Total goodwill as of September 27, 2013 and December 28, 2012 was $66,934, and $45,359, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2013 or 2012 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 27, 2013 and December 28, 2012 were $47,607 and $35,708, respectively.

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

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a partially self-insured group medical program. The program contains individual as well as aggregate stop loss thresholds. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As of September 27, 2013, we had an aggregate $34,500 of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $202 per annum, holding other variables constant.

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

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 13, 2013, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, filed with the SEC on May 7, 2013 and the quarter ended June 28, 2013 filed with the SEC on August 6, 2013.

We have broad discretion as to how to use the remaining net proceeds from our recently completed common stock offering and might not apply those proceeds in ways that increase the value of an investment in shares of our common stock.

We utilized approximately $12.5 million of the net proceeds from our recently completed common stock offering to repay all of the then outstanding borrowings under our Revolving Credit Facility. Our management team has broad discretion in using the remaining net proceeds from that offering. We currently expect to use the remaining portion of the net proceeds from our common stock offering for general corporate purposes which may include the acquisition of businesses that complement our business. Until these proceeds are used, we plan to invest them in investment-grade, interest-bearing investments, and these investments may not yield a favorable rate of return. If we do not invest or apply the remaining net proceeds from our common stock offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2013 to July 27, 2013	6,645	$17.80	—	—
July 28, 2013 to August 23, 2013	2,069	$22.12	—	—
August 23, 2013 to September 27, 2013	1,900	$22.30	—	—

Total	10,614	$19.45	—	—

(1)	During the thirteen weeks ended September 27, 2013, we withheld 10,614 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to six of our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment to Separation Agreement and General Release between The Chef’s Warehouse, Inc. and James Wagner.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2013.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

November 5, 2013	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Amendment to Separation Agreement and General Release between The Chefs’ Warehouse, Inc. and James Wagner.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document