Form 10-K
period 2013-12-27
Chefs' Warehouse, Inc.
filed 2014-03-12
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 28, 2013): $241,785,388

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2014
Common Stock, $.01 par value per share	25,048,686 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 16, 2014 (Proxy Statement)	Part III

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•	our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;
•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;
•	we may not achieve the benefits expected from our acquisitions;
•	we may have difficulty managing and facilitating our future growth;
•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products and/or interrupt our distribution network;
•	our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”) and Allen Brothers, Inc. (“Allen Brothers”) involve risks that we have not historically faced;
•	our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;
•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•	because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;
•	damage to our reputation or lack of acceptance of our specialty food products, center-of-the-plate products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations;
•	our customers are generally not obligated to continue purchasing products from us;
•	we have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all;
•	product liability claims could have a material adverse effect on our business, financial condition or results of operations;
•	increased fuel costs may have a material adverse effect on our business, financial condition or results of operations;
•	new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations;
•	we have significant competition from a variety of sources, and we may not be able to compete successfully;
·	our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;
•	we have broad discretion as to how to use the remaining net proceeds from our September 2013 common stock offering and might not apply those proceeds in ways that increase the value of an investment in shares of our common stock;

•	our ability to raise capital in the future may be limited;
•	we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;
•	information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;
•	our investments in information technology may not produce the benefits that we anticipate;
•	we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;
•	our business operations and future development could be significantly disrupted if we lose key members of our management team;
•	our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability, and if we fail to establish proper reserves and adequately estimate future expenses, the costs associated with our self-insured group medical, workers’ compensation liability and automobile liability plans may adversely affect our business, financial condition or results of operations;
•	increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business;
•	we are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations;
•	federal, state and local tax rules may adversely impact our business, financial condition or results of operations;
•	the price of our common stock may be volatile and our stockholders could lose all or a part of their investment;
•	concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions;
•	if securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline;
•	we do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value;
•	our issuance of preferred stock or debt securities could adversely affect holders of our common stock and discourage a takeover; and
•	some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. Investors in our common stock should carefully review the risks that are set forth under the caption “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “The Chefs’ Warehouse,” “we,” “our,” “our Company,” “the Company” or “us” as used in this Form 10-K refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Item 1. Business

We are a premier distributor of specialty food products in the United States and Canada. We are focused on serving the specific needs of chefs who own and/or operate some of the leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores in the United States and Canada. We believe that we have a distinct competitive advantage in serving these customers as a result of our extensive selection of distinctive and hard-to-find specialty and center-of-the-plate food products, our product knowledge and our customer service.

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 30,000 stock-keeping units (“SKUs”) from more than 1,600 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers in December 2013, we have also begun to market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 25, 2009 to December 27, 2013, our net revenues increased approximately $402 million to approximately $674 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since April 2012, we have completed five acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front purchase prices for these five acquisitions ranged from $19.5 million to $53.5 million, resulting in aggregate up-front cash consideration of more than $152.0 million, which we funded with borrowings under our existing senior secured credit facilities, a portion of which we repaid with proceeds from the issuance of $100.0 million of senior secured notes in April 2013, and the proceeds of our common stock offering completed in September 2013.

Excluding our direct-to-consumer business, we currently serve more than 20,000 customer locations in our fourteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. By leveraging an experienced and sophisticated sales force of approximately 300 sales professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 20 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our 29-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Philadelphia, Boston, Napa Valley, Portland, Seattle, Chicago, Vancouver and Toronto, create and set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 30,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 160 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 1,600 different suppliers, with no single supplier currently representing more than 5% of our total purchases. Our suppliers are located throughout North America, Europe and Asia and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 20,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than seven years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 300 sales professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 97% in 2013, which we believe is among the highest rates in the foodservice distribution industry. With 20 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 30,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with the highest level of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 75 years at The Chefs’ Warehouse, its predecessor and other foodservice distribution companies, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders as well as experienced professionals with expertise in the foodservice distribution industry and in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources.

Our Growth Strategies

We believe substantial organic growth opportunities exist in our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our recent acquisition activity reflects this focus as we have sought to complement our existing product offerings and enhance our product capabilities through our May 2013 acquisition of Qzina Specialty Foods North America Inc. (“Qzina”), a leading supplier of gourmet chocolate, dessert and pastry products, our August 2012 acquisition of Michael’s, a specialty protein distributor which specializes in custom cut beef, seafood and other center-of-the-plate products, and our December 2013 acquisition of Allen Brothers, a leading processor and distributor of premium quality meats.

Expand our Customer Base Within our Existing Markets. As of December 27, 2013, we served more than 20,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Improve our Operating Margins. As we continue to grow, we believe that the investments we are making in our inventory management and logistics platform along with improved efficiencies that we are working to achieve in our general and administrative functions should yield both improved customer service and profitability. Utilizing our fleet of delivery trucks, we usually fill customer orders within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin over time.

Pursue Selective Acquisitions. Throughout our 29-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed six acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities. We are currently in the process of implementing an “integration team” that is dedicated to onboarding new acquisitions as quickly and efficiently as possible. We expect the integration team to help streamline the acquisition process and are hopeful that it will enable us to achieve expected benefits and synergies more quickly. Having a team dedicated to integration will help us make sure the people, processes and products we acquire through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 20,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We enjoy no meaningful customer concentration as our top ten customers accounted for less than 10% of total net revenue for our 2013 fiscal year.

Additionally, as a result of our acquisition of Allen Brothers in December 2013, we have also begun to market certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

Set forth below is a breakdown of the primary geographic markets we serve and the year we entered each market:

MARKET NAME	GEOGRAPHIES SERVED	YEAR ENTERED
New York	Boston to Atlantic City	1985
Washington, D.C.	Philadelphia to Richmond	1999
Los Angeles	Santa Barbara to San Diego	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Miami	2010
Portland	Bend, OR to Seattle, WA	2011
Columbus	Midwest	2012
Cincinnati	Dayton, OH to Lexington, KY	2013
Chicago	Chicago	2013
Vancouver	Vancouver and Western Canada	2013
Edmonton	Edmonton and Calgary	2013
Toronto	Toronto	2013
Seattle	Seattle	2013

We extend credit to virtually all of our non-direct-to-consumer customers on varying terms with average payment maturities of approximately 21 days. We complete a formal credit assessment of all new non-direct-to-consumer customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Specialty Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 30,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The sales mix for the principal product categories for each of the 2013, 2012 and 2011 fiscal years is as follows (dollars in thousands):

	December 27, 2013		December 28, 2012		December 30, 2011

Dry Goods	$144,591	22%	$119,755	25%	$106,859	27%
Center of Plate	214,004	32%	123,047	26%	77,175	19%
Cheeses	76,400	11%	69,221	14%	61,238	15%
Pastries and other Bakery Products	118,876	18%	64,620	14%	53,851	13%
Oils and Vinegars	55,736	8%	49,867	10%	47,485	12%
Dairy Products	47,545	7%	42,982	9%	44,215	11%
Kitchen Supplies	16,393	2%	10,800	2%	9,809	3%
Total	$673,545	100%	$480,292	100%	$400,632	100%

We continuously evaluate potential additions to our product portfolio based on both existing and anticipated trends in the culinary industry. Our buyers have numerous contacts with suppliers throughout North America, Europe and Asia and are always looking for new and interesting products that will aid our customers as they seek to keep up with the latest developments in the culinary industry. Our ability to successfully distribute a significant portion of the total production of smaller, regional and artisanal specialty food producers allows us the opportunity to be these producers’ primary route-to-market in our markets without, in most cases, requiring us to make contractual commitments regarding guaranteed volume. We are also able to utilize our size and successful track record of distributing products sourced from outside the United States and Canada to resist efforts from many of our foreign suppliers to push importing costs off onto us.

We seek to differentiate ourselves from our competitors by offering a more extensive depth and breadth of specialty products. We carry a wide range of high-quality specialty food products, including artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products across each of our markets, but we also offer a number of items in each of our respective markets that are tailored to meet the unique preferences of the individual chefs in that market. We regularly rotate our inventory to identify and bring to market new products that will continue to support our value proposition.

Within our product offerings, we carry numerous gourmet brands, and at the same time, we seek to maximize product contribution through the sale of our proprietary brands, which we offer in a number of staple products, including bulk olive oil, Italian grating cheeses and butter. We believe that our ability to offer simultaneously high-quality specialty foods and ingredients, center-of-the-plate products and more traditional broadline staple food products provides our customers with foodservice distribution solutions that are efficient and cost effective.

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 300 sales professionals focused on meeting our customers’ goals and objectives while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 65 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

A significant number of our sales professionals have formal culinary training, degrees in the culinary arts and/or prior experience working in the culinary industry. We strive to harness this culinary knowledge and passion for food and to concurrently promote an entrepreneurial working environment. Utilizing advanced pricing optimization software available to them on a real-time basis, our sales professionals are afforded flexibility to determine the pricing of individual items for our customers within a range of pricing options. The majority of our sales professionals are compensated on a commission basis, and their performance is measured primarily upon their gross profit dollars obtained. We have historically experienced low turnover among our seasoned sales professionals.

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

We currently distribute products from more than 1,600 different suppliers and no single supplier represented more than 5% of our total purchases for the fiscal year ended December 27, 2013. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 20 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 27, 2013, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems as described in more detail below.

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

We employ advanced routing and logistics planning software which maximizes the number of daily deliveries that each of our trucks can make while also enabling us to make deliveries within each customer’s preferred 2-3 hour time window. For our direct-to-consumer business, we ship through nationally recognized couriers. We also use GPS and vehicle monitoring technology to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last six years, and are in the process of implementing a fully-integrated ERP system. We are also in the process of implementing a fully integrated warehouse management system at some of our recently acquired distribution facilities. Our systems improvements include the implementation or enhancement of a web-based purchasing and advanced planning system that provides advanced forecasting and planning tools, vehicle monitoring and route optimization software and pick-to-voice and directed put-away systems. Over the last four years, we have also implemented an internally developed, web-based reporting tool which provides real-time sales, pricing and profitability analysis for our management and sales professionals. These improvements have been made in an effort to improve our efficiency as we continue to grow our business, and we believe that our current systems are scalable and can be leveraged to support our future growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina , Allen Brothers, The Great Steakhouse Steaks and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, tradename, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 27, 2013, we had approximately 1,160 full-time employees, none of which currently operate under a collective bargaining agreement. Approximately 168, or 10%, of our employees voted to be represented by unions, a portion of which relate to a recently acquired business. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

Regulation

As a distributor of specialty food products and meat and seafood in the United States and Canada, we are subject to regulation by numerous international, federal, state, provincial and local regulatory agencies. For example, at the U.S. federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels, among other responsibilities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from vendors. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. The products we distribute in Canada are also subject to regulation and inspection by Health Canada and the Canadian Food Inspection Agency. Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business.

We are also subject to state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for our products and facilities and regulation of our trade practices in connection with the sale of products. Our facilities are generally inspected at least annually by federal and/or state authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the U.S. Department of Labor, which require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information about the hazards of certain chemicals present in certain products that we distribute. Our Canadian warehouse, distribution facilities, repackaging activities and other operations also are subject to regulation and inspection by the Canadian Food Inspection Agency and provincial health authorities.

Our trucking operations are regulated by the Surface Transportation Board, the Federal Highway Administration, Transport Canada and Canadian provincial transportation authorities. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in compliance with applicable regulatory requirements relating to our motor carrier operations. Our failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

Our operations are subject to a broad range of federal, state, provincial and local environmental health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from releases of petroleum products and other hazardous substances.

We believe that we are in material compliance with all international, federal, state, provincial and local regulations applicable to our operations, and management is unaware of any related issues that may have a material adverse effect upon our business, financial condition or results of operations.

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

Seasonality

Excluding our direct-to-consumer business, we generally do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages, weather patterns and general economic conditions.

Our direct-to-consumer business is subject to seasonal fluctuations, with direct-to-consumer center-of-the-plate protein sales typically higher during the holiday season in our fourth quarter; accordingly, a disproportionate amount of operating cash flows from this portion of our business is generated in the fourth quarter. Despite a significant portion of these sales occurring in the fourth quarter, there are operating expenses, principally advertising and promotional expenses, throughout the year.

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

We have also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics is publicly available on the Investor Relations section of our website (http://www.chefswarehouse.com) and is available free of charge by writing to The Chefs’ Warehouse, Inc., 100 East Ridge Road, Ridgefield, Connecticut 06877, Attn: Investor Relations. If we make any substantive amendments to the Code Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to make any legally required disclosures regarding such amendments or waivers on the Investor Relations section of our website (http://www.chefswarehouse.com).

Please note that our website address is provided as an inactive textual reference only.

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

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE

Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	54	Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been a director on our board and our board chairman since our IPO, and he also served as a director and the chairman of the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. C. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. C. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing, strategy development, business development and operations.

John Pappas Vice Chairman and Director	50	John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. Mr. J. Pappas has been a director on our board since our IPO, and he also served as a director on the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has over 25 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. J. Pappas is also active in the development of our corporate strategy.

John Austin Chief Financial Officer & Assistant Corporate Secretary	52	John Austin is our chief financial officer and assistant corporate secretary, positions he has held since July 1, 2012. Prior to joining our company he was a founder and chief financial officer of The Hilb Group, LLC, a regional mid-market insurance brokerage firm formed in 2009 which focuses primarily on property and casualty insurance and employee benefits services. Prior to joining The Hilb Group in 2009, Mr. Austin was employed by Performance Food Group Company (“PFG”), a Richmond, Virginia-based publicly-traded foodservice distributor, from 1995 to 2009. Mr. Austin served his last six years at PFG as that company’s chief financial officer. Prior to joining PFG, Mr. Austin spent four years as the assistant controller for General Medical Corporation, a Richmond, Virginia-based distributor of medical supplies. He also spent the first six years of his career in public accounting, primarily with the Richmond, Virginia office of Deloitte & Touche.

Frank O’Dowd Chief Information Officer	56	Frank O’Dowd is our chief information officer, a position he has held since February 15, 2007. Mr. O’Dowd has extensive experience managing information technology in rapidly growing organizations. Prior to joining our company, he was the chief information officer at GAF Materials Corporation, a North American roofing manufacturer, from June 1997 to April 2006, where he guided the company’s IT function as the organization grew from a regional supplier to a large multinational corporation. Mr. O’Dowd’s prior professional experience also includes experiences at Reed Elsevier, Newsweek Magazine and Wyeth Pharmaceuticals. Mr. O’Dowd holds a Bachelor of Arts degree from The University of Dayton and a Master of Arts degree from Stony Brook University.

Patricia Lecouras Chief Human Resources Officer	58	Patricia Lecouras is our chief human resources officer, a position she has held since March 5, 2007. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras’s professional experience is multidisciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

Alexandros Aldous General Counsel & Corporate Secretary	33	Alexandros Aldous is our general counsel, a position he has held since joining us in March 2011, and our corporate secretary, a position he has held since July 27, 2011. Prior to joining our company, he served as a legal consultant in London to Barclays Capital, the investment banking division of Barclays Bank PLC, from November 2009 to December 2010. Mr. Aldous also served as an attorney with Watson, Farley & Williams from August 2008 to September 2009, where he specialized in mergers and acquisitions and capital markets, and as an attorney with Shearman & Sterling LLP from October 2005 to August 2008, where he specialized in mergers and acquisitions. Mr. Aldous received a Bachelor of Arts degree in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, Washington, D.C. and England and Wales and is authorized as house counsel in the State of Connecticut.

Item 1A.	RISK FACTORS

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

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our business is exposed to reductions in disposable income levels and discretionary consumer spending. The continued uncertain economic environment in the United States and Canada, coupled with high unemployment rates, reduced home values, increases in home foreclosures, high gas prices, investment losses, personal bankruptcies, reduced access to credit and reduced consumer confidence, has adversely impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the weak economy continues for a prolonged period of time or worsens, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, if a prolonged downturn or uncertain outlook in the economy persists for an extended period of time or becomes more pervasive, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

A significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions.

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure investors in our common stock, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food and center-of-the-plate products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner.

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure investors in our common stock that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions.

We may not achieve benefits expected from our acquisitions.

We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies, failing to identify potential liabilities associated with the acquisition of the business prior to our acquisition and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies we acquire.

A significant portion of our past growth has been achieved through acquisitions of or mergers with other distributors of specialty food products, such as our completed acquisitions of Provvista Specialty Foods, Inc. (“Provvista”), Praml International, Ltd. (“Praml”), Michael’s, Queensgate Foodservice (“Queensgate”), Qzina and Allen Brothers. Our future acquisitions, if any, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•	maintaining the existing customer and supplier base and personnel;
•	optimizing delivery routes;
•	coordinating administrative, distribution and finance functions; and
•	integrating management information systems and personnel.

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected benefits and synergies more quickly, we are in the process of implementing an “integration team” that will be dedicated to onboarding new acquisitions as quickly and efficiently as possible. Having a team dedicated to integration will help make sure the people, processes and products we acquire through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations. If we are unable to implement the “integration team” in a timely manner or at all, the acquisition integration process could continue to divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations, as we have done with the operations of Harry Wils & Co. (“Harry Wils”), which we acquired in 2011, and Praml, or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing or the consents of our lenders. We may not be able to obtain this additional financing or these consents on acceptable terms or at all. Moreover, we may need to finance our acquisition activity with the issuance of equity or debt securities, which may have rights and preferences superior to those of our common stock and, in the case of common equity securities, may be issued at such prices and in such amounts as may cause significant dilution to our then-existing common stockholders. To the extent we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

In addition, although we enter into acquisition agreements with each company or business we acquire that contain customary representations, warranties, covenants and indemnities, there is no guarantee that we will recover all of our losses that may result from a breach of such agreement. For example, most acquisition agreements contain baskets or deductibles and caps and limitations on damages and on periods in which we may bring a claim. In addition, there can be no guarantee that we will be successful on the merits of any claim that we bring arising out of a breach of an acquisition agreement. Moreover, the costs that we incur to investigate a potential matter may not be fully recoverable.

Also, as a result of an acquisition, we may enter into a new business or market or offer products that differ from our core business. Any such new business or market or the sale and distribution of new products may present new challenges for us, and we may not be able to overcome such challenges. Moreover, we may seek to distribute a different set of products than the business that we acquire, which may cause a loss of customers of those businesses if we can no longer carry the products they desire or charge more for those products than was charged before we acquired the business.

Our failure to realize the benefits expected from our acquisitions could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition or results of operations.

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

Moreover, our future growth may be limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility, our operations may be constrained and inefficiencies may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure investors in our common stock that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to facilitate growth.

Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our employees. We cannot assure investors in our common stock that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Accordingly, our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

Conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network.

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products and center-of-the-plate products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, water shortages, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states facing drought conditions. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

We do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products. Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the specialty food products or center-of-the-plate products they supply to us. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

We are also subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products and meat, poultry and seafood we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products or meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs.

Our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s and Allen Brothers involves risks that we have not historically faced.

With our acquisitions of Michael’s and Allen Brothers, a larger percentage of our revenues is expected to come from center-of-the-plate products than has historically been the case. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of restrictions on the exporting of U.S. beef products or lower demand internationally for U.S. beef products, may result in our lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

The prices of our meat and poultry products are largely dependent on the production of feed ingredients, which is affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as the industry’s ability to obtain feed ingredients or deliver products. More recently, feed prices have been impacted by increased demand both domestically for ethanol and globally for protein production.

Additionally, our center-of-the-plate business is subject to risks relating to animal health and diseases. An outbreak of diseases affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy, commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of livestock. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on our business, financial condition or results of operations.

In addition, meat, seafood and poultry products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in our meat and poultry products. These pathogens can also be introduced as a result of improper handling at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Illness and death may result if the pathogens are not eliminated before these products are sold to customers.

We are also susceptible to increases in the prices of our seafood products. The prices of our seafood products are largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including, but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups. The major raw material for our seafood products is fresh seafood, and any shortage in supply or upsurge in demand of fresh seafood may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

Our operations are subject to extensive regulation and oversight by the USDA, the FDA and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, because most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. If our product mix changes, we may face increased risks of compression of our margins, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. For instance, we have experienced increased margin compression in our protein category beginning in the third quarter of 2013. If this compression continues, our operating profit margin and results of operations could be materially and adversely impacted. To compensate for lower gross margins, we, in turn, must reduce the expenses that we incur to service our customers or our net income or operating margin may be negatively impacted. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales of our specialty products in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 42% of our net sales in our 2013 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Any further deterioration in the economic conditions of these markets generally, or in the local economy of the New York metropolitan area, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes and mudslides. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe – particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

Due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, a majority of our markets are known as targets for terrorist activity and other catastrophic events. If our or our customers’ operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected. In anticipation of any such adverse weather conditions, terrorist attacks, man-made disasters or other unforeseen regional occurrences, we have implemented a disaster recovery plan. Should any of these events occur, and if we are unable to execute our disaster recovery plan, we may experience challenges in acquiring and distributing our products, failures or delays in the recovery of critical data, delayed reporting and compliance with governmental entities, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

Damage to our reputation or lack of acceptance of our specialty food products, center-of-the-plate products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations.

We believe that we have built a strong reputation for the breadth and depth of our product portfolio and the brands we carry and that we must protect and grow their value to be successful in the future. Any incident that erodes consumer confidence in or affinity for our specialty food or center-of-the-plate products or brands, whether or not justified, could significantly reduce their respective values and damage our business. If our customers perceive or experience a reduction in the quality or selection of our products and brands or our customer service, or in any way believe that we failed to deliver a consistently positive experience, our business, financial condition or results of operations may be affected in a materially adverse manner.

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

Most of our customers buy from us pursuant to individual purchase orders, as we generally do not enter into long-term agreements with our customers for the purchase of our products. Because our customers are generally not obligated to continue purchasing products from us, we cannot assure investors in our common stock that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain or add to our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition or results of operations.

We have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all.

Certain of our customers have experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulties or bankruptcies, they may be unable to pay their debts to us in a timely manner or at all. It is possible that our customers may contest their obligations to pay us under bankruptcy laws or otherwise. Even if our customers do not contest their obligations to pay us, if our customers are unable to pay their debts to us in a timely manner, it could adversely impact our ability to collect accounts receivable and may require that we take larger provisions for bad debt expense. Moreover, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation in an attempt to secure payment for outstanding debts. Accordingly, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially and adversely affected. During periods of economic weakness, like those we have recently experienced, small to medium-sized businesses, like many of our independent restaurant and fine dining establishment customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

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

New information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits which could have a material adverse effect on our business, financial condition or results of operations.

Consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming the products we distribute. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that impact the ingredients and nutritional content of our products or require us to disclose the nutritional content of products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our products, may be costly and time consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our menu offerings to trends in eating habits.

We have significant competition from a variety of sources, and we may not be able to compete successfully.

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure investors in our common stock that our current or potential competitors will not provide specialty food products and ingredients, protein items or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure investors in our common stock that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 27, 2013, we had approximately $147.7 million of total indebtedness. In particular, we had approximately $33.0 million outstanding under our senior secured term loan facility and we had $100.0 million outstanding of senior secured notes. In addition, at December 27, 2013 we owed $11.0 million under a construction loan to build out our Bronx, NY distribution facility, and we also had $3.7 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software.

Our indebtedness could have important consequences to investors in our common stock. For example, our indebtedness:

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

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our senior secured revolving credit facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our senior secured credit facilities or the agreement governing our senior secured notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing our senior secured credit facilities and our senior secured notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing our senior secured credit facilities and our senior secured notes require us to maintain fixed charge coverage ratios and leverage ratios which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under our senior secured credit facilities or our senior secured notes. In the event of events of default, the lenders under our senior secured credit facilities or the holders of our senior secured notes could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

We have broad discretion as to how to use the remaining net proceeds from our September 2013 common stock offering and might not apply those proceeds in ways that increase the value of an investment in shares of our common stock.

We utilized approximately $12.5 million of the net proceeds from our September 2013 common stock offering to repay all of the then outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used approximately $23.9 million to finance our acquisition of Allen Brothers. Our management team has broad discretion in using the remaining net proceeds from that offering. We currently expect to use the remaining portion of the net proceeds from our common stock offering for general corporate purposes, which may include the acquisition of additional businesses that complement our business. Until these proceeds are used, we plan to invest them in investment-grade, interest-bearing investments, and these investments may not yield a favorable rate of return. If we do not invest or apply the remaining net proceeds from our common stock offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources, including availability under our senior secured revolving credit facility, faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, including longer-term, fixed-rate debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or grow our business through acquisitions, or otherwise. If we issue new debt securities, the debt holders would have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in our senior secured credit facilities, and the holders of our senior secured notes may have suffered losses related to their lending and other financial relationships, especially because of the general weakening and continued uncertainty of the national economy over the past five years, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured revolving credit facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under our senior secured credit facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under our senior secured revolving credit facility because of a lender default or if we had to obtain other cost-effective financing.

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

We rely upon our computer systems and network infrastructure across our operations. Our business involves the storage and transmission of many types of sensitive or confidential information, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business, financial condition or results of operations. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

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

Our ability to implement our business plan successfully depends in part upon our ability to further build brand recognition, including for our proprietary products, using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We have registered or applied to register a number of our trademarks. We cannot assure investors in our common stock that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes upon our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business, financial condition or results of operations and might prevent our brands from achieving or maintaining market acceptance.

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

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, and John Austin, our chief financial officer and assistant corporate secretary, as well as certain other senior key employees. The loss of the services of any of our founders or key employees, including key employees of the businesses we have acquired, could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future expenses, the costs associated with our self-insured group medical, workers’ compensation liability and auto liability plans may adversely affect our business, financial condition or results of operations.

We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based upon our historical trends, market conditions and availability. Because our operations principally are centered in large, metropolitan areas, our insurance costs are higher than if our operations and facilities were based in more rural markets. Additionally, health insurance costs in general have risen significantly over the past few years. These increases, as well as federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact upon our business, financial condition or results of operations, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.

Effective October 1, 2011, we began maintaining a self-insured group medical program. We record a liability for medical claims during the period in which they occur as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results. We have purchased stop loss coverage from third parties which limits our exposure above the amounts we have self-insured.

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

Our operations are highly dependent upon our experienced and sophisticated sales professionals. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

Despite our efforts to control costs while still providing competitive healthcare benefits to our staff members, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Moreover, we are continuing to assess the impact of federal healthcare legislation on our healthcare benefit costs, and significant increases in such costs could adversely impact our operating results. There is no assurance that we will be able to pass through the costs of such legislation in a manner that will not adversely impact our operating results.

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

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces, as was the case with our acquisition of Allen Brothers. Two labor unions were recently certified to represent bargaining units at our Chicago and New York facilities. Negotiations with these unions are in the early stages, and currently the bargaining unit workers are working without a collective bargaining agreement. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

Our business is highly regulated at the federal, state and local levels, and our specialty food products, meat, poultry and seafood products and distribution operations require various licenses, permits and approvals. For example:

•	the products we distribute in the United States are subject to regulation and inspection by the FDA and the USDA, and the products we distribute in Canada are subject to regulation by Health Canada and the Canadian Food Inspection Agency;

•	our warehouse, distribution facilities, repackaging activities and other operations also are subject to regulation and inspection, as applicable, by the FDA, the USDA, Health Canada, the Canadian Food Inspection Agency and state and provincial health authorities; and

•	our U.S. and Canadian trucking operations are subject to regulation by, as applicable, the U.S. Department of Transportation, the U.S. Federal Highway Administration, Transport Canada and provincial transportation authorities.

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

In addition, as a distributor and repackager of specialty food products and meat, poultry and seafood products, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the manufacture, sale, packaging, storage and marketing of natural, organic and other food products. Compliance with these laws may impose a significant burden upon our operations. If we were to distribute foods that are or are perceived to be contaminated, or otherwise not in compliance with applicable laws, any resulting product recalls could have a material adverse effect on our business, financial condition or results of operations. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. The FDA has taken a number of steps to implement the law, including, among others, the issuance of proposed rules on preventive controls and to strengthen the oversight of imported foods. We cannot assure investors in our common stock that these actions will not adversely impact us or others in our industry, including suppliers of the products we sell, many of whom are small-scale producers who may be unable or unwilling to bear the expected increases in costs of compliance and as a result cease operations or seek to pass along these costs to us.

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. Increased regulation regarding GHG emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our business, financial condition or results of operations. It is reasonably possible, however, that such regulation could impose material costs on us which we may be unable to pass on to our customers.

Federal, state, provincial and local tax rules in the United States and Canada may adversely impact our business, financial condition or results of operations.

We are subject to federal, state and local taxes in the United States, as well as federal, provincial and local taxes in Canada. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our business, financial condition or results of operations. In addition, complying with new tax rules, laws or regulations could impact our business, financial condition or results of operations, and increases to federal, provincial or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our business, financial condition or results of operations.

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

As of March 5, 2014, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 23.3% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 21.4% of our outstanding shares of common stock as of March 5, 2014. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

If securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price may likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our issuance of preferred stock or debt securities could adversely affect holders of our common stock and discourage a takeover.

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

Additionally, in the future, we may need to raise additional funds through the issuance of new debt, including longer-term, fixed-rate debt. If we issue new debt securities, the debt holders would have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•	eliminating the ability of stockholders to call a special meeting of stockholders; and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 5, 2014:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
Bronx, New York #1	Leased	Distribution Center	120,000
Bronx, New York #2	Leased	Distribution Center	138,500
Columbus, Ohio	Leased	Processing Facility/Distribution Center	60,000
Pine Brook, NJ	Leased	Distribution Center	26,700
Cincinnati, Ohio	Owned	Distribution Center	66,500
Chicago, Illinois	Leased	Distribution Center	9,500
Chicago, Illinois	Owned	Processing Facility	18,100
Chicago, Illinois	Owned	Distribution Center	13,000
Hanover, Maryland	Leased	Distribution Center	55,200
Miami, Florida	Leased	Distribution Center	27,000
Pompano Beach, Florida	Leased	Distribution Center	24,200
Los Angeles, California	Leased	Distribution Center	80,000
Downey, California	Leased	Distribution Center	40,300
Hayward, California	Leased	Distribution Center	40,000
Burlingame, California	Leased	Distribution Center	9,600
Las Vegas, Nevada	Leased	Distribution Center	29,800
Seattle, Washington	Leased	Distribution Center	10,500
Richmond, BC, Canada	Leased	Distribution Center	15,600
Toronto, ON, Canada	Leased	Distribution Center	25,500
Edmonton, AB, Canada	Leased	Distribution Center	11,500
Portland, Oregon	Leased	Distribution Center	46,500
Total Square Feet			888,000

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

Not applicable.

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

	Common Stock Price
	High	Low
Fiscal Year Ended December 27, 2013
First Quarter	$19.84	$14.72
Second Quarter	$21.08	$16.29
Third Quarter	$24.10	$17.00
Fourth Quarter	$29.32	$22.13

Fiscal Year Ended December 28, 2012
First Quarter	$23.75	$16.55
Second Quarter	$27.26	$16.03
Third Quarter	$18.89	$12.58
Fourth Quarter	$17.17	$13.85

On March 5, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $22.58 per share. As of March 5, 2014, there were 35 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities and the agreement governing our senior secured notes without the consent of the lenders or noteholders, respectively, thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 28, 2011 (the first day our stock began trading on the NASDAQ Stock Market) through December 27, 2013 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on July 28, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

COMPARISON OF 2 YEAR 5 MONTH CUMULATIVE TOTAL RETURN

 AMONG THE CHEFS’ WAREHOUSE, INC.

NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

ASSUMES $100 INVESTED ON JULY 28, 2011

	July 28, 2011	December 30, 2011	December 28, 2012	December 27, 2013

The Chefs’ Warehouse, Inc.	$100.00	$102.06	$88.00	$166.51
NASDAQ Composite Index	$100.00	$102.13	$103.71	$166.33
S&P Smaller Fund Distributed Index	$100.00	$96.43	$110.30	$199.90

We made no repurchases of our equity securities for the quarter ended December 27, 2013.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 27, 2013 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2011 contained a 53rd week while all other years presented contained 52 weeks.

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

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

		FOR THE FISCAL YEARS ENDED
Statement of Operations Data:	December 27, 2013	December 28, 2012	December 30, 2011	December 24, 2010	December 25, 2009
Net sales	$673,545	$480,292	$400,632	$330,118	$271,072
Cost of sales	501,181	355,288	294,698	244,340	199,764

Gross profit	172,364	125,004	105,934	85,778	71,308
Operating expenses	135,783	96,237	78,138	64,206	57,977

Operating profit	36,581	28,767	27,796	21,572	13,331
Interest expense	7,775	3,674	14,570	4,041	2,815
Loss on fluctuation of interest rate swap	—	—	(81)	(910)	(658)
Loss on sale of assets	8	18	6	—	—

Income from operations before taxes	28,798	25,075	13,301	18,441	11,174
Provision for income taxes	11,808	10,564	5,603	2,567	2,213

Net income	$16,990	$14,511	$7,698	$15,874	$8,961

Deemed dividend accretion on Class A members’ units	—	—	—	(4,123)	(6,207)
Deemed dividend paid to Class A members’ units	—	—	—	(22,429)	—

Net income (loss) attributable to common stockholders	$16,990	$14,511	$7,698	$(10,678)	$2,754

		FOR THE FISCAL YEARS ENDED
	December 27, 2013	December 28, 2012	December 30, 2011	December 24, 2010	December 25, 2009

Basic net income (loss) per share	$0.78	$0.70	$0.44	$(0.50)	$0.12
Diluted net income (loss) per share	$0.77	$0.69	$0.43	$(0.50)	$0.11
Weighted average common shares outstanding:
Basic	21,767	20,612	17,591	21,332	22,901
Diluted	21,995	20,926	18,032	21,332	24,085

Balance Sheet Data (at end of period)
Cash and cash equivalents	$20,014	$118	$2,033	$1,978	$875
Working capital	$117,504	$57,802	$29,769	$12,206	$22,479
Total assets	$354,758	$210,134	$107,878	$82,672	$65,937
Long-term debt, net of current portion	$140,847	$119,352	$39,590	$82,580	$29,928
Total liabilities	$222,693	$170,852	$84,308	$131,484	$60,603
Redeemable Class A members’ units	$—	$—	$—	$—	$41,698
Total stockholders equity (deficit)	$132,065	$39,282	$23,570	$(48,812)	$(36,364)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries for the periods from and after July 27, 2011 and our predecessor company, Chefs’ Warehouse Holdings, LLC. and its subsidiaries, prior to that date. All dollar amounts are in thousands.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 30,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 20,000 customer locations, primarily located in our 14 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

We believe several key differentiating factors of our business model have enabled us to execute our strategy consistently and profitably across our expanding customer base. These factors consist of a portfolio of distinctive and hard-to-find specialty food products, an extensive selection of center-of-the-plate proteins, a highly trained and motivated sales force, strong sourcing capabilities, a fully integrated warehouse management system, a highly sophisticated distribution and logistics platform and a focused, seasoned management team.

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012 and Allen Brothers in December 2013, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of a new distribution center; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from approximately $271,072 in 2009 to approximately $673,545 in 2013.

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

On September 25, 2013, the Company completed a public offering of 3,800,000 share of its common stock at $21.00 per share and certain existing stockholders sold an additional 1,375,000 shares, including 675,000 shares sold to the underwriters to cover over-allotments. The Company recognized proceeds of approximately $75,037 after deducting underwriting fees and commissions and estimated offering expenses. The Company utilized approximately $12,500 of the net proceeds from the offering to repay outstanding borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities, and subsequently used approximately $23,939 to finance our acquisition of Allen Brothers. The remaining net proceeds are being held by the Company for general corporate purposes.

Refinancing Transactions

In connection with our IPO, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. This senior secured credit facility provided for (i) a four year, $30,000 term loan facility maturing in 2015, and (ii) a four year, $50,000 revolving credit facility maturing in 2015. We used the net proceeds of the IPO, together with a portion of borrowings under this senior secured credit facility, to repay all of our loans outstanding under our former senior secured credit facilities in place prior to our IPO and to redeem all of our outstanding senior subordinated notes due 2014.

On April 25, 2012 we entered into a new senior secured credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. Our new senior secured credit facility provides for a (i) a four year, $40,000 term loan facility maturing in 2017, and (ii) a five year, $100,000 revolving credit facility maturing in 2017. The agreement provided us with the option of increasing the amount of the revolving credit facility by up to $40,000. We exercised this option on September 28, 2012 and as a result, capacity under the revolving credit facility increased to $140,000.

On April 17, 2013, the Company entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility in the aggregate amount of up to $36,000 and a senior secured revolving loan facility of up to an aggregate amount of $140,000.

On April 17, 2013, the Company issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023.

Recent Acquisitions

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illiniois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to nearly 400 of the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,400 (subject to customary working capital adjustments), of which approximately $23,939 was paid at closing with cash proceeds from the Company’s recently completed common stock offering. The remaining $9,500 represents liabilities assumed by the Company and earnout consideration to be paid upon the achievement of certain performance milestones over the next four years.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,796 at closing, net of $578 cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of our Amended and Restated Credit Agreement.

On December 31, 2012, the Company acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed in August 2012. The purchase price for Queensgate was approximately $21,934 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. The purchase price may be increased by up to $1,200 based upon the achievement of certain performance milestones in fiscal 2014.

On August 10, 2012, the Company acquired 100% of the equity securities of Michael’s, a specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $53,509 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. In August, 2013, we paid the sellers $336 to settle a dispute over the final working capital settlement. We have filed a claim against escrow for a previously disclosed $400 overstatement of inventory at the acquisition date.

On April 27, 2012, we acquired 100% of the outstanding common stock of Praml International, Ltd. (“Praml”), a Nevada corporation. The purchase price paid to acquire Praml was approximately $19,500. We financed the purchase price paid for the outstanding common stock of Praml with borrowings under the revolving credit facility portion of the Credit Agreement we entered into in April 2012. Praml was a leading specialty foods importer and wholesale distributor located in Las Vegas, Nevada, which serviced the Las Vegas and Reno markets.

Our Growth Strategies and Outlook

We continue to invest in our people, facilities and technology to achieve the following objectives and maintain our premier position within the specialty foodservice distribution market:

●	sales and service territory expansion;

●	operational excellence and high customer service levels;

●	expanded purchasing programs and improved buying power;

●	product innovation and new product category introduction;

●	operational efficiencies through system enhancements; and

●	operating expense reduction through the centralization of general and administrative functions.

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. This improved infrastructure has allowed us to maintain our operating margins in an increasingly competitive environment. Over the last several years, we have increased our distribution capacity to approximately 674,000 square feet in twenty distribution facilities.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we have experienced throughout 2011, portions of 2012, and 2013, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

●	Net sales growth. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impacts our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and when the rate of inflation declines, the dollar value of our sales may fall despite our unit sales remaining constant or growing.

●	Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

Key Financial Definitions

●	Net sales. Net sales consist primarily of sales of specialty products, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include sales by our Allen Brothers subsidiary that are direct to consumers.

●	Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry that include all costs related to their distribution network in their costs of sales rather than as operating expenses.

●	Operating expenses. Our operating expenses include warehousing, processing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing, processing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses and share-based compensation expense).

●	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the write off of deferred financing fees.

●	(Gain) loss on fluctuation of interest rate swaps. (Gain) loss on fluctuation of interest rate swaps consists solely of the change in valuation on an interest rate swap not eligible for hedge accounting.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $76,413 and $56,694, net of the allowance for doubtful accounts of $3,642 and $3,440, as of December 27, 2013 and December 28, 2012, respectively.

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

In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a market capitalization approach. When analyzing whether to aggregate its geographical components into one reporting unit, the Company considers whether each geographical component has similar economic characteristics. The Company has evaluated the economic characteristics of its different geographic markets, including its recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which the Company operates and concluded that the geographical components continue to be one reporting unit. Under this approach fair value is calculated based on the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 27, 2013, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of December 27, 2013 and December 28, 2012 was $78,026 and $45,359, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2013 or 2012 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 27, 2013 and December 28, 2012 were $57,450 and $35,708, respectively.

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

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a self-insured group medical program. The program contains individual stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of sales:

	FISCAL YEAR ENDED
	December 27, 2013	December 28, 2012	December 30, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.4%	74.0%	73.6%
Gross profit	25.6%	26.0%	26.4%
Operating expenses	20.2%	20.0%	19.5%
Operating income	5.4%	6.0%	6.9%
Other expense (income):
Interest expense	1.1%	0.8%	3.6%
Total other expense	1.1%	0.8%	3.6%
Income before income taxes	4.3%	5.2%	3.3%
Provision for income taxes	1.8%	2.2%	1.4%
Net income	2.5%	3.0%	1.9%

Fiscal Year Ended December 27, 2013 compared to Fiscal Year Ended December 28, 2012

Net Sales

Net sales for the 52 weeks ended December 27, 2013 increased approximately 40.2% to $673,545 from $480,292 for the 52 weeks ended December 28, 2012. The increase in net sales was the result of organic sales growth and the acquisitions of Allen Brothers, Qzina and Queensgate in fiscal 2013 and the full year impact of Michael’s and Praml, which were acquired in fiscal 2012. These acquisitions accounted for approximately $157,091 of our sales growth in fiscal 2013. Severe weather in the Northeast and Midwest during the month of December 2013 negatively impacted net sales by approximately $4,000. The severe weather has continued to affect the Midwest and Northeast into the first quarter of fiscal 2014 and has negatively impacted our business in those markets. Our prior year net sales were negatively impacted by approximately $3,000 from Hurricane Sandy in the fourth quarter of fiscal 2012. Inflation for fiscal 2013 was approximately 3.4%, or $16,474.

Gross Profit

Gross profit increased approximately 37.9% to $172,364 for the 52 weeks ended December 27, 2013 from $125,004 for the 52 weeks ended December 28, 2012. Gross profit margin decreased approximately 44 basis points to 25.6% in fiscal 2013 from 26.0% in the year earlier period. The decrease in gross profit margin was due in large part to the impact on our sales mix, as well as the decline in gross margins, in each case related to the Michael’s subsidiary. Gross profit margin in fiscal 2013 was also negatively impacted by the approximately $469 adjustment we recorded in the fourth quarter of fiscal 2013 as a result of our discovery that inventory balances of our Michael’s subsidiary had been overstated at the closing of the acquisition and thereafter. The decrease was offset by the prior year impact of Hurricane Sandy.

Operating Expenses

Total operating expenses increased by approximately 41.1% to $135,783 for the 52 weeks ended December 27, 2013 from $96,237 for the 52 weeks ended December 28, 2012. As a percentage of net sales, operating expenses increased 12 basis points to 20.2% for fiscal 2013 from 20.0% for 2012. The increase in total operating expense ratio was primarily due to increased investments in management infrastructure, higher amortization expense related to the Company’s acquisitions, duplicate rent on the Company’s Bronx, NY facility, investigation costs related to the previously-disclosed Michael’s accounting matter and third-party transaction costs related to our consideration of acquisition candidates. This increase in operating expense ratio was offset in part by the prior year impact of Hurricane Sandy as well as the prior year cost from the accelerated vesting of stock grants to our former chief operating officer.

Operating Income

Operating income increased approximately 27.2% to $36,581 for the 52 weeks ended December 27, 2013 compared to $28,767 for the 52 weeks ended December 28, 2012. As a percentage of net sales, operating income was 5.4% in 2013 compared to 6.0% in 2012. The increase in operating income was due to increased sales volume offset in part by the reduction in gross profit margin and the increase in operating expenses discussed above.

Other Expense

Total other expense increased $4,091 to $7,783 for the year ended December 27, 2013, from $3,692 for the year ended December 28, 2012. This increase in total other expense is attributable to the increase in interest expense, which was higher in fiscal 2013 due to the increased debt levels to fund the Company’s acquisitions as well as higher interest rates on the Company’s $100,000 of senior secured notes.

Provision for Income Taxes

Our effective income tax rate was 41.0% and 42.13% for the years ended December 27, 2013 and December 28, 2012, respectively. Based upon current enacted tax rates, which could change, we expect our effective tax rate for fiscal 2014 to approximate 41.0%.

Net Income

Reflecting the factors described in more detail above, net income increased $2,479 to $16,990 for the year ended December 27, 2013, compared to $14,511 for the year ended December 28, 2012.

Fiscal Year Ended December 28, 2012 compared to Fiscal Year Ended December 30, 2011

Net Sales

Net sales for the 52 weeks ended December 28, 2012 increased approximately 19.9% to $480,292 from $400,632 for the 53 weeks ended December 30, 2011. The increase in net sales was the result of organic sales growth and the acquisitions of Michael’s and Praml in fiscal 2012 and Provvista, which was acquired late in fiscal 2011. These acquisitions accounted for approximately $76,107 of our sales growth in fiscal 2012. Our net sales growth was negatively impacted by Hurricane Sandy in the fourth quarter of fiscal 2012 by approximately $3,000 and the prior year impact of an extra week in our 2011 fiscal year which was approximately $6,600. Deflation for fiscal 2012 was approximately 0.2%.

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

Operating Expenses

Total operating expenses increased by approximately 23.2% to $96,237 for the 52 weeks ended December 28, 2012 from $78,138 for the 53 weeks ended December 30, 2011. As a percentage of net sales, operating expenses increased 54 basis points to 20.0% for fiscal 2012 from 19.5% for fiscal 2011. The increase in total operating expense was primarily due to the growth in net sales, including through acquisitions. The increase in total operating expenses as a percentage of net sales was primarily due to higher insurance costs, higher amortization expense related to the company’s acquisitions, duplicate rent on the Company’s Bronx, NY facility, as well as the impact of Hurricane Sandy, all of which were partially offset by decreases in incentive and stock compensation.

Operating Income

Operating income increased approximately 3.5% to $28,767 for the 52 weeks ended December 28, 2012 compared to $27,796 for the 53 weeks ended December 30, 2011. As a percentage of net sales, operating income was 6.0% in fiscal 2012 compared to 6.9% in fiscal 2011. The increase in operating income was due to increased sales volume offset in part by the increase in operating expenses discussed above.

Other Expense

Total other expense decreased $10,803 to $3,692 for the year ended December 28, 2012, from $14,495 for the year ended December 30, 2011. This decrease in total other expense is attributable to the decrease in interest expense for the year ended December 28, 2012 to $3,674 from $14,570 in the year ended December 30, 2011. The decrease in interest expense was offset in part by higher average borrowings in fiscal 2012 when compared to fiscal 2011. The increased interest expense in fiscal 2011 was the result of a significant increase in debt levels during the fourth quarter of fiscal 2010 as we financed the redemption of all of our outstanding Class A units which were held by BGCP/DL, LLC and another former investor of ours with borrowings under our then existing credit facilities and senior notes. In addition we incurred expenses of approximately $5,400 for call premiums and the write-off of deferred financing fees and unamortized OID when we refinanced our pre-IPO indebtedness upon completion of our IPO.

Provision for Income Taxes

Our effective income tax rate was 42.13% and 42.19% for the years ended December 28, 2012 and December 30, 2011, respectively.

Net Income

Reflecting the factors described in more detail above, net income increased $6,813 to $14,511 for the year ended December 28, 2012, compared to $7,698 for the year ended December 30, 2011.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of fiscal 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of fiscal 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,037 after deducting underwriters’ fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used $23,939 to finance our acquisition of Allen Brothers. The remaining portion of the net proceeds is currently being held as cash and cash equivalents for use in general corporate purposes including as possible consideration for future acquisitions. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s were each added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

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

For more information regarding the NMTC Loan, see Note 10 to the consolidated financial statements appearing elsewhere in this report.

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of December 27, 2013, we had $136,180 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly period ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter.

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Notes.

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

Our capital expenditures, excluding cash paid for acquisitions, for fiscal 2013 were approximately $15,032, which includes $3,328 of financed software costs. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2014 will be approximately $32,260, of which $5,578 will be funded with the restricted cash from the NMTC Loan and $2,145 will be funded through a software financing arrangement. The significant increase in projected capital expenditures in fiscal 2014 is being driven by the renovation and expansion of our new Bronx, New York distribution facility, the renovation and expansion of our new Las Vegas, NV distribution facility, and completion of our JD Edwards ERP implementation. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $10,638 for fiscal 2013, an increase of $2,247 from the $8,391 provided by operations for fiscal 2012. The primary reasons for the increase in net cash provided by operations were increased net income of $2,479 and an increase in cash provided from non-cash charges of $2,417 offset by increases in cash used in working capital of $2,328 and other assets and liabilities of $122. The increase in non-cash charges was primarily due to increases in depreciation and amortization of $3,385, deferred taxes of $1,053 offset by decreases in charges for provision for allowance for doubtful accounts of $510, stock compensation of $337 and change in fair value of earn-out of $1,157. The increase in cash used for working capital was due to increases in cash used for prepaids and other assets of $7,147 and accounts payable and accrued liabilities of $2,562 offset by decreases in cash used for inventory of $5,525 and receivables of $1,856. Net cash provided by operations was $8,391 for fiscal 2012, a decrease of $8,329 from the $16,720 provided by operations for fiscal 2011. The primary reasons for the decrease in cash provided by operations were $6,813 of increased net income offset by a decrease of $5,506 of non-cash items, a $9,335 increase in the use of cash from working capital and a $301 net increase in a use of cash due to changes in long-term assets. The decrease in non-cash charges were due to the following charges which were incurred in fiscal 2011 but did not recur in fiscal 2012: $2,127 of OID amortization, $1,825 of non-cash interest expense and $2,860 of write-offs of deferred financing fees, in each case associated with the refinancing of our debt obligations in connection with our IPO. In addition, there was $549 less of stock compensation, which was offset by an increase in cash provided by deferred credits of $592. These were offset by increases in depreciation and amortization of $2,210 and provision for bad debt of $245. The $9,335 increase in use of cash from working capital was primarily due to a $1,161 increase in cash used for inventory, a $2,305 increase in cash used for prepaids and other current assets and a $5,163 decrease in cash provided from accounts payable.

Net cash used in investing activities was $89,699 for fiscal 2013, an increase of $13,992 from the net cash used in investing activities of $75,707 for fiscal 2012. The increase in net cash used was due to increased capital expenditures of $8,5,18 and increased cash paid for acquisitions of $5,474. Net cash used in investing activities was $75,707 for fiscal 2012, an increase of $55,874 from the $19,833 used in investing activities for fiscal 2011. The increase was due to the acquisition of Praml and Michael’s at cash purchase prices totaling $72,521 during fiscal 2012 versus the acquisitions of Harry Wils and Provvista Specialty Foods, Inc. at cash purchase prices totaling $17,757 during fiscal 2011. In addition, capital expenditures were $1,105 higher in fiscal 2012 as compared to fiscal 2011.

Net cash provided by financing activities was $98,727 in fiscal 2013, an increase of $33,326 from the $65,401 provided by financing activities in fiscal 2012. This increase resulted from proceeds from our offering of common stock and the private placement of our senior secured notes offset by payment of our Revolving Credit Facility. Net cash provided by financing activities was $65,401 for fiscal 2012, an increase of $62,233 from the $3,168 provided by financing activities for fiscal 2011. This increase resulted from proceeds of our then-existing term loan facility, borrowings under our New Revolving Credit Facility, net of payments made to pay off borrowings under our senior secured credit facilities in place prior to our April 2012 refinancing.

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 27, 2013.

	PAYMENTS DUE BY PERIOD (1)
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER
	(In thousands)

Inventory purchase commitments	$3,807	$3,807	$—	$—	$—
Indebtedness	$184,683	$12,010	$24,020	$85,747	$62,906
Capital lease obligations and software financing	$3,745	$672	$1,942	$1,131	$—
Long-term operating leases	$58,138	$11,719	$15,713	$10,433	$20,273

Total	$250,373	$28,208	$41,675	$97,311	$83,179

(1) Interest on our various outstanding debt instruments is included in the above table, except for the term loan portion of our senior secured credit facilities, which has a variable interest rate. At December 27, 2013, we had borrowings of $33.0 million under the term loan portion of our senior secured credit facilities. During the fiscal year ended December 27, 2013, the interest rate on the term loan portion of our senior secured credit facilities was 3.19% to 3.50%. During the year ended December 27, 2013, we incurred interest expense of $1,198, under the term loan portion of our senior secured credit facilities. See Note 10 “Debt Obligations” to our consolidated financial statements for further information.

A portion of the indebtedness obligations shown in the above table reflect the expiration of our senior secured credit facilities, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of our subsidiaries, Dairyland USA Corporation, or Dairyland, subleases one of its distribution centers from an entity controlled by our founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of our other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this conditional guarantee totaled $9,950 at December 27, 2013. On July 1, 2005, these subsidiary guarantors entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

We had outstanding letters of credit of approximately $3,820 and $1,820 at December 27, 2013 and December 28, 2012, respectively.

Substantially all of our assets are pledged as collateral to secure our borrowings under our senior secured credit facilities.

Seasonality

Excluding our direct-to-consumer business, we generally do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages, weather patterns and general economic conditions.

Our direct-to-consumer business is subject to seasonal fluctuations, with direct-to-consumer center-of-the-plate protein sales typically higher during the holiday season in our fourth quarter; accordingly, a disproportionate amount of operating cash flows from this portion of our business is generated by our direct-to-consumer business in the fourth quarter of our fiscal year. Despite a significant portion of these sales occurring in the fourth quarter, there are operating expenses, principally advertising and promotional expenses, throughout the year.

Inflation

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our operations.

Off-Balance Sheet Arrangements

As of December 27, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into the Amended and Restated Credit Agreement. Each of the Credit Agreement and the Amended and Restated Credit Agreement is described in more detail above under the caption “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of December 27, 2013, we had an aggregate $33.0 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $195 per annum, holding other variables constant.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets at December 27, 2013 and December 28, 2012	52

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 27, 2013, December 28, 2012 and December 30, 2011	53

Consolidated Statements of Changes in Stockholders’ Equity/Members Units for the Years Ended December 27, 2013, December 28, 2012 and December 30, 2011	54

Consolidated Statements of Cash Flows for the Years Ended December 27, 2013, December 28, 2012, and December 30, 2011	55

Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Chefs’ Warehouse, Inc.

Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 27, 2013 and December 28, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity/members units, and cash flows for each of the three fiscal years in the period ended December 27, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chefs’ Warehouse, Inc. at December 27, 2013 and December 28, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chefs’ Warehouse, Inc.’s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

March 12, 2014

THE CHEFS’ WAREHOUSE, INC.

Consolidated Balance Sheets

	December 27, 2013	December 28, 2012
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$20,014	$118
Accounts receivable, net of allowance of $3,642 in 2013 and $3,440 in 2012	76,413	56,694
Inventories, net	64,710	40,402
Deferred taxes, net	2,708	2,839
Prepaid expenses and other current assets	16,250	5,452
Total current assets	180,095	105,505

Restricted cash	5,578	11,008
Equipment and leasehold improvements, net	27,589	9,365
Software costs, net	2,265	328
Goodwill	78,026	45,359
Intangible assets, net	57,450	35,708
Other assets	3,755	2,861
Total assets	$354,758	$210,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,925	$33,718
Accrued liabilities	15,803	5,291
Accrued compensation	5,996	3,519
Current portion of long-term debt	6,867	5,175
Total current liabilities	62,591	47,703

Long-term debt, net of current portion	140,847	119,352
Deferred taxes, net	8,338	2,552
Other liabilities and deferred credits	10,917	1,245
Total liabilities	222,693	170,852

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 27, 2013 and December 28, 2012	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 25,032,216 and 20,988,073 shares issued and outstanding at December 27, 2013 and December 28, 2012, respectively	250	210
Additional paid in capital	96,973	21,005
Cumulative foreign currency translation adjustment	(215)	—
Retained earnings	35,057	18,067
Total stockholders’ equity	132,065	39,282
Total liabilities and stockholders’ equity	$354,758	$210,134

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

 Consolidated Statements of OPERATIONS AND COMPREHENSIVE INCOME

 (Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011

Net sales	$673,545	$480,292	$400,632
Cost of sales	501,181	355,288	294,698
Gross profit	172,364	125,004	105,934
Operating expenses	135,783	96,237	78,138
Operating income	36,581	28,767	27,796
Interest expense	7,775	3,674	14,570
Gain on fluctuation of interest rate swap	—	—	(81)
Loss on sale of assets	8	18	6
Income before income taxes	28,798	25,075	13,301
Provision for income taxes	11,808	10,564	5,603
Net income	$16,990	$14,511	$7,698
Other comprehensive income:
Foreign currency translation adjustments	(215)	—	—
Comprehensive income	$16,775	$14,511	$7,698

Net income per share attributable to common stockholders:
Basic	$0.78	$0.70	$0.44
Diluted	$0.77	$0.69	$0.43

Weighted average common shares outstanding:
Basic	21,766,743	20,612,407	17,591,376
Diluted	21,995,042	20,926,365	18,031,651

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

Consolidated Statements of Changes in STOCKHOLDERS Equity/MEMBERS UNITS

 For the Years Ended December 27, 2013, December 28, 2012 and December 30, 2011

 (Amounts in thousands, except unit/share amounts)

				Common Stock
	Class B Units	Class C Units	Members’ Deficit	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 24, 2010	$50,000,000	4,375,000	$(48,812)	—	$—	$—	$—	$—	$(48,812)
Net income – pre-conversion	—	—	4,142	—	—	—	—	—	4,142
Conversion to C Corporation	(50,000,000)	(4,375,000)	44,670	16,000,000	160	(44,830)	—	—	—
Net proceeds from IPO	—	—	—	4,666,667	47	63,232	—	—	63,279
Net income – post conversion	—	—	—	—	—	—	—	3,556	3,556
Stock compensation	—	—	—	212,318	2	2,095	—	—	2,097
Shares surrendered to pay withholding taxes	—	—	—	(38,395)	(1)	(691)	—	—	(692)
Balance December 30, 2011	$—	—	$—	20,840,590	$208	$19,806	$—	$3,556	$23,570
Net income	—	—	—	—	—	—	—	14,511	14,511
Stock compensation	—	—	—	171,233	2	1,545	—	—	1,547
Shares surrendered to pay withholding taxes	—	—	—	(23,750)	—	(346)	—	—	(346)
Balance December 28, 2012	$—	—	$—	20,988,073	$210	$21,005	$—	$18,067	$39,282
Net income	—	—		—	—	—	—	16,990	16,990
Proceeds from secondary offering	—	—	—	3,800,000	38	74,999	—	—	75,037
Stock compensation	—	—	—	258,348	2	1,208	—	—	1,210
Excess tax benefits on stock compensation	—	—	—	—	—	30	—	—	30
Cumulative translation adjustment	—	—	—	—	—	—	(215)	—	(215)
Shares surrendered to pay withholding taxes	—	—	—	(14,205)	—	(269)	—	—	(269)
Balance December 27, 2013	$—	—	$—	25,032,216	$250	$96,973	$(215)	$35,057	$132,065

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

 Consolidated Statements of Cash Flows

 For the Years Ended December 27, 2013, December 28, 2012, and December 30, 2011

 (Amounts in thousands)

	December 27, 2013	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$16,990	$14,511	$7,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,521	2,074	1,442
Amortization	4,796	1,858	280
Provision for allowance for doubtful accounts	924	1,434	1,189
Original issue discount amortization	—	—	2,127
Deferred credits	331	302	(290)
Deferred taxes	970	(83)	1,164
Unrealized gain on interest rate swap	—	—	(81)
Accrual of paid in kind interest	—	—	1,825
Amortization of deferred financing fees	647	446	721
Write off of deferred financing fees	—	237	2,860
Stock compensation	1,210	1,547	2,097
Change in fair value of earn-out	(1,157)	—	—
Loss on asset disposal	8	18	6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,883)	(7,739)	(7,033)
Inventories	395	(5,130)	(3,969)
Prepaid expenses and other current assets	(9,207)	(2,060)	245
Accounts payable and accrued liabilities	(1,411)	1,350	6,513
Other assets	(496)	(374)	(74)
Net cash provided by operating activities	10,638	8,391	16,720

Cash flows from investing activities:
Capital expenditures	(11,704)	(3,186)	(2,081)
Cash paid for acquisitions	(77,995)	(72,521)	(17,757)
Proceeds from asset disposals	—	—	5
Net cash used in investing activities	(89,699)	(75,707)	(19,833)

Cash flows from financing activities:
Change in restricted cash	5,430	(7)	—
Proceeds of secondary offering	75,037	—	—
Net proceeds from IPO	—	—	63,279
Proceeds from new senior secured loan	—	40,000	30,000
Proceeds from senior secured notes	100,000	—	—
Payment of debt and capital lease obligations	(5,271)	(30,131)	(93,285)
Borrowing under revolving credit line	70,800	248,258	399,877
Payments under revolving credit line	(145,800)	(190,640)	(394,714)
Payment of deferred financing fees	(1,230)	(1,733)	(1,297)
Surrender of shares to pay withholding taxes	(269)	(346)	(692)
Excess tax benefits on stock compensation	30	—	—
Net cash provided by financing activities	98,727	65,401	3,168

Effect of foreign currency on cash and cash equivalents	230	—	—
Net change in cash and cash equivalents	19,896	(1,915)	55
Cash and cash equivalents at beginning of year	118	2,033	1,978
Cash and cash equivalents at end of year	$20,014	$118	$2,033

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,457	$12,291	$2,641
Cash paid for interest	$6,013	$2,781	$7,355
Noncash investing activity:
Capital lease	$137	$343	$342
Software financing	$3,328	$—	$—
Liabilities assumed with acquisitions	$10,941	$—	$—

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. In 2011, this resulted in a 53-week year ended December 30, 2011. The Company operates in one segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

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

Consolidation

The Company’s direct and indirect wholly-owned operating companies include the following: Dairyland USA Corporation (“Dairyland”), a New York corporation engaged in business as a distributor of dairy, meat, and specialty foods; Bel Canto Foods, LLC, a New York limited liability company engaged in the business of importing primarily Mediterranean style food products; Dairyland HP LLC (“DHP”), a Delaware limited liability company engaged in the business of renting real estate; The Chefs’ Warehouse Mid-Atlantic, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Maryland and the District of Columbia; The Chefs’ Warehouse West Coast, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in California, Nevada, Oregon and Washington; Michael’s Finer Meats, LLC (“Michael’s”), a Delaware limited liability company engaged in the distribution of meat, seafood and other center-of-the-plate products, primarily in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania; The Chefs’ Warehouse Midwest, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in Ohio, Kentucky and Indiana; The Chefs’ Warehouse Pastry Division, Inc., a Delaware corporation engaged in the distribution of gourmet chocolate, dessert and pastry products; The Chefs’ Warehouse Pastry Division Canada ULC, a British Columbia unlimited liability company engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; QZ Acquisition (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, North America (USA), Inc., a Delaware corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Florida corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods, Inc., a Washington corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; Qzina Specialty Foods (Ambassador), Inc., a California corporation engaged in a business similar to The Chefs’ Warehouse Pastry Division, Inc.; The Chefs’ Warehouse of Florida, LLC, a Delaware limited liability company engaged in a business similar to Dairyland, primarily in southern Florida; Allen Brothers 1893, LLC, a Delaware limited liability company engaged in a business similar to Michael’s, primarily in Illinois; and CW LV Real Estate, LLC, a Delaware limited liability company engaged in owning real estate in Las Vegas, Nevada. In addition to these operating companies, the Company also owns 100% of Chefs’ Warehouse Parent, LLC, a Delaware limited liability company which owns 100% of The Chefs’ Warehouse Mid-Atlantic, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, a Delaware limited liability company, QZ Acquisition (USA), Inc, and The Chefs’ Warehouse Pastry Division, Inc. Dairyland owns 100% of Bel Canto Foods, LLC and Dairyland HP LLC. Michael’s Finer Meats Holdings, LLC owns 100% of Michael’s . QZ Acquisition (USA), Inc. owns 100% of Qzina Specialty Foods North America (USA), Inc. Qzina Specialty Foods North America (USA), Inc. owns 100% of Qzina Specialty Foods, Inc. (FL), Qzina Specialty Foods, Inc. (WA) and Qzina Specialty Foods (Ambassador), Inc. The Chefs’ Warehouse Pastry Division, Inc. owns 100% of The Chefs’ Warehouse Pastry Division Canada ULC. The Chef’s Warehouse West Coast, LLC owns 100% of CW LV Real Estate, LLC. The Chefs’ Warehouse Midwest, LLC owns 100% of Allen Brothers 1893, LLC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, self-insurance reserves for group medical insurance, workers’ compensation insurance, and automobile liability insurance, future cash flows associated with impairment testing for intangible assets (including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation and tax reserves. Actual results could differ from estimates.

Current Year Acquisitions

The Company’s acquisitions of Queensgate Foodservice (“Queensgate”) in the first quarter of fiscal 2013, Qzina Specialty Foods North America, Inc. (“Qzina”) in the second quarter of fiscal 2013 and Allen Brothers, Inc. (“Allen Brothers”) in the fourth quarter of fiscal 2013 were determined to be material in the aggregate and, accordingly, pro forma financial information giving effect to these acquisitions is included in Note 5.

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

Cost of Sales

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

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of COGS. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case. For the years ended December 27, 2013, December 28, 2012, and December 30, 2011, the recorded purchase incentives totaled approximately $6,653, $5,134, and $4,820, respectively.

Concentrations of Credit Risks

Financial instruments that subject the Company to concentrations of credit risk consist of cash, temporary cash investments and trade receivables. The Company’s policy is to deposit its cash and temporary cash investments with major financial institutions. The Company distributes its food and related products to a customer base that consists primarily of leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral. However, the Company, in certain instances, has obtained personal guarantees from certain customers. There is no significant balance with any individual customer.

Equipment and Leasehold Improvements

The Company records equipment and leasehold improvements at cost. Equipment that has been financed through capital leases is recorded at the present value of the minimum lease payments, which approximates cost. Equipment and leasehold improvements, including capital lease assets, are depreciated on a straight-line basis based upon estimated useful life.

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software”. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $2,265 at December 27, 2013 and $328 at December 28, 2012.

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

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets in the consolidated balance sheets. The Company had unamortized debt issuance costs of $2,803 and $2,435 as of December 27, 2013 and December 28, 2012, respectively. These costs are amortized over the terms of the related debt instruments by either the effective interest rate method or on a straight-line basis. Amortization of debt issuance costs was $647 for the fiscal year ended December 27, 2013, $446 for the fiscal year ended December 28, 2012, and $721 for the fiscal year ended December 30, 2011. In addition, the Company wrote off debt issuance costs totaling $2,860 in fiscal 2011 with the refinancing of its senior secured credit facilities.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2013, fiscal 2012 or fiscal 2011 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other”. Impairment testing for goodwill is performed at least annually and more frequently if indicators of impairment exist. Impairment testing for goodwill uses a two-step approach, which is performed at the consolidated level, as the Company has a single reporting unit. Step one compares the fair value of the Company (using the market capitalization approach) with its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the entity’s goodwill to its implied fair value (i.e., fair value of the entity less the fair value of the entity’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. There have been no events or changes in circumstances during fiscal 2013, 2012 or 2011 indicating that goodwill may be impaired.

Derivative Financial Instruments

Derivatives are carried as assets or liabilities at their fair values in accordance with ASC 820 “Fair Value Measurements”. The Company’s derivative was comprised of an interest rate swap commitment entered into with a financial institution to hedge the risk associated with the Company’s variable rate debt. The swap expired in January 2011 and therefore had no value as of December 27, 2013 or December 28, 2012. Prior to its expiration, the financial instrument did not qualify for hedge accounting and was carried at fair value with the changes in fair value recorded in earnings.

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

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). Beginning in fiscal 2011, the Company elected to make matching contributions to the 401(k) Plan at 50% of employee contributions to a maximum of three percent of an employee’s salary. The Company recognized expense totaling $449, $337 and $300, respectively, for the years ended December 27, 2013, December 28, 2012 and December 30, 2011.

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

Self-Insurance Reserves

Effective October 1, 2011, the Company began maintaining a self-insured group medical program. The program contains stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program during the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Fair Value Measurements

The carrying values of the Company’s assets and liabilities approximate the fair values except for the fair value of the Company’s fixed rate debt, which is based on prevailing interest rates and market prices for debt of similar terms and maturities. The carrying amount of the Company’s senior secured notes at December 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments. As of December 27, 2013 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Queensgate and Allen Brothers acquisitions. These liabilities were estimated using level 3 inputs and had fair values of $960 and $6,332 at December 27, 2013, respectively.

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Net income	$16,990	14,511	$7,698

Net income per share :
Basic	$0.78	$0.70	$0.44
Diluted	$0.77	$0.69	$0.43
Weighted average common shares outstanding :
Basic	21,766,743	20,612,407	17,591,376
Diluted	21,995,042	20,926,365	18,031,651

Reconciliation of earnings per share:

	Fiscal Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Numerator:
Net income	$16,990	$14,511	$7,698
Denominator:
Weighted average basic common shares outstanding	21,766,743	20,612,407	17,591,376
Dilutive effect of unvested common shares	228,299	313,958	440,275
Weighted average diluted common shares outstanding	21,995,042	20,926,365	18,031,651

Note 4 – Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value

As of December 27, 2013 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Queensgate and Allen Brothers acquisitions. These liabilities were estimated using level 3 inputs and had fair values of $960 and $6,332 at December 27, 2013, respectively. These liabilities are reflected in Other Liabilities on the balance sheet. The fair value of contingent consideration was determined based on a probablitly-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. During the year ended December 27, 2013, the fair value of the Queensgate earn-out was reduced by $1,157 as the earn-out threshold for the year was not reached. As of December 28, 2012, the Company had no assets or liabilities required to be measured at fair value.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of December 27, 2013 and December 28, 2012, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at December 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

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

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,439 (subject to customary working capital adjustments), of which $23,939 was paid at closing with cash proceeds from the Company’s recently completed common stock offering. The remaining $9,500 represents liabilities assumed by the Company and earnout consideration to be paid upon the achievement of certain performance milestones over the next four years. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. The Company is in the process of performing a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 20 years. Goodwill for the Allen Brothers acquisition will be amortized over 20 years for tax purposes. Allen Brothers contributed revenue of $11,994 and income before provision for taxes of $1,510 for the year ended December 27, 2013.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,796 at closing, net of $578 of cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Qzina, as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which will be amortized over 20 years, customer relationships, which will be amortized over 20 years and covenants not to compete, which will be amortized over 2-5 years. Goodwill for the Qzina acquisition will not be deductible for tax purposes. Qzina contributed revenue of $43,959 and loss before provision for taxes of $800 for the year ended December 27, 2013.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,900, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. Additionally, the purchase price may have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $960 at December 27, 2013 as Queensgate did not meet the EBITDA threshold requiring payment for fiscal 2013 results. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years. Queensgate contributed revenue of $38,930 and income before provision for taxes of $1,044 for the year ended December 27, 2013.

On August 10, 2012, the Company acquired 100% of the outstanding equity interests of Michael’s for approximately $52,973, net of $536 of cash. In August of 2013, we paid the sellers $335 to settle a dispute over the final working capital settlement. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. During the year ended December 28, 2012, the Company expensed $85 of legal fees in operating expenses related to the acquisition. The Company has completed a formal valuation of the intangible and certain tangible assets of Michael’s. The financial statements reflect the results of the valuation of the goodwill, intangible assets and fixed assets the Company acquired in the transaction. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 10 years, two trademarks, which will be amortized over 12-20 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Michael’s acquisition will be amortized for tax purposes over a period of 15 years.

On April 27, 2012, the Company acquired 100% of the outstanding common stock of Praml International, Ltd., a Nevada corporation (“Praml”), for approximately $19,548 in cash. Praml is a leading specialty foodservice company that has serviced the Las Vegas and Reno markets for over 20 years. The Company financed the purchase price with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. During the year ended December 28, 2012, the Company expensed $23 of legal fees in operating expenses related to the acquisition. The Company has completed a valuation of the tangible and intangible assets of Praml. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 11 years, covenants not to compete, which will be amortized over 6 years, and two trademarks, which will be amortized over 1-20 years. Goodwill for the Praml acquisition is not deductible for tax purposes.

The table below details the assets and liabilities acquired as part of the acquisitions of Allen Brothers, which was effective as of December 9, 2013, Qzina, which was effective as of May 1, 2013, Queensgate, which was effective as of December 31, 2012, Michael’s, which was effective as of August 10, 2012, and Praml, which was effective as of April 27, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Allen Brothers	Qzina	Queensgate	Michael’s	Praml
Current assets	$15,640	$22,498	$4,140	$16,161	$3,315
Customer relationships	—	6,070	1,520	12,431	4,187
Trademarks	—	4,411	—	12,724	1,369
Goodwill	11,295	5,845	15,243	12,239	12,866
Other intangibles	9,275
Non-compete agreement	—	2,480	2,920	477	1,254
Fixed assets	4,842	906	1,909	2,871	—
Other assets	33
Deferred tax assets	—	—	—	29	—
Deferred tax liability	—	(4,302)	(863)	—	(2,676)
Capital leases	—	(137)	—	(343)	—
Earn-out liability	(6,323)	—	(2,118)	—	—
Pension exit liability	(2,500)	—	—	—	—
Unfavorable leases		(6)	—	—	—
Current liabilities	(8,333)	(5,391)	(817)	(2,744)	(767)

Cash purchase price	$23,939	$32,374	$21,934	$53,845	$19,548

The table below presents pro forma consolidated income statement information as if Queensgate, Qzina and Allen Brothers had been included in the Company’s consolidated results for fiscal 2012 and fiscal 2013. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information has been prepared using the purchase method of accounting, giving effect to the acquisitions as if the acquisitions had been completed on December 31, 2011. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions.

	For the Years Ended (Unaudited)
	December 27, 2013	December 28, 2012

Net sales	$765,116	$674,914
Income before provision for income taxes	29,419	25,259
Diluted earnings per share	0.79	0.70

Note 6 – Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $683 and $650 at December 27, 2013 and December 28, 2012, respectively.

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

Note 8 – Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 27, 2013	December 28, 2012
Land	Indefinite	$1,464	$—
Buildings	20 years	3,672	—
Machinery and equipment	5-10 years	7,111	6,268
Computers, data processing and other equipment	3-7 years	6,006	5,152
Leasehold improvements	7-15 years	9,091	8,518
Furniture and fixtures	7 years	622	617
Vehicles	5-7 years	1,001	839
Other	7 years	95	85
Construction-in-process		14,414	1,555
		43,476	23,034
Less: accumulated depreciation and amortization		(15,887)	(13,669)
Equipment and leasehold improvements, net		$27,589	$9,365

Construction-in-process at December 27, 2013 relates primarily to the build out of our new distribution facility in Bronx, NY, the build out of our new distribution facility in Las Vegas, NV and the implementation of our JD Edwards ERP system. The Company expects to spend approximately $30,845 in fiscal 2014 to complete these projects. Construction-in-process at December 28, 2012 related primarily to the build out of our new distribution facility in Bronx, NY.

At December 27, 2013, December 28, 2012 and December 30, 2011, the Company had $820, $679 and $342, respectively, of equipment and vehicles financed by capital leases. The Company recorded depreciation of $211, $132 and $28 on these assets for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively.

Depreciation expense was $2,024, $1,730, and $1,197 for the fiscal years ended December 27, 2013, December 28, 2012, and December 30, 2011, respectively.

Capitalized software is recorded net of accumulated amortization of $1,572 and $1,286 for the fiscal years ended December 27, 2013 and December 28, 2012, respectively. Depreciation expense on software was $286, $221 and $182 for the fiscal years ended December 27, 2013, December 28, 2012, and December 30, 2011, respectively.

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2011	$20,590
Goodwill acquired during the year	24,769
Carrying amount as of December 28, 2012	45,359
Goodwill increases	32,719
Foreign currency translation	(52)
Carrying amount as of December 27, 2013	$78,026

Other intangible assets consist of customer relationships being amortized over a period ranging from six to thirteen years, trademarks being amortized over a period of one to twenty years, and non-compete agreements being amortized over a period of five to six years. Other intangible assets were comprised of the following at December 27, 2013 and December 28, 2012:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

December 27, 2013
Customer Relationships	132 months	$29,439	$(4,199)	$25,240
Non-compete agreements	49 months	7,131	(1,412)	5,719
Other amortizable intangibles	119 months	9,274	(54)	9,220
Trademarks	239 months	18,804	(1,533)	17,271
Total	154 months	$64,648	$(7,198)	$57,450

December 28, 2012
Customer Relationships	117 months	$21,849	$(1,601)	$20,248
Non-compete agreements	62 months	1,731	(175)	1,556
Trademarks	233 months	14,393	(489)	13,904
Total	160 months	$37,973	$(2,265)	$35,708

Amortization expense for other intangibles was $4,796, $1,858 and $280 for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively.

As of December 27, 2013, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2014	$5,883
2015	5,850
2016	5,830
2017	5,794
2018	4,655
Thereafter	29,438
Total	$57,450

Note 10 – Debt Obligations

Debt obligations as of December 27, 2013 and December 28, 2012 consisted of the following:

	December 27, 2013	December 28, 2012
Senior secured notes	$100,000	$—
Revolving credit facility	—	75,000
Term loan	33,000	38,000
New Markets Tax Credit Loan	11,000	11,000
Capital leases and financed software	3,714	527
Total debt obligations	147,714	124,527
Less: current installments	(6,867)	(5,175)
Total debt obligations excluding current installments	$140,847	$119,352

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

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement.

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

As of December 27, 2013, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related note purchase agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $3,820 of the Revolving Credit Facility for the issuance of letters of credit. As of December 27, 2013, funds totaling $136,180 were available for borrowing under the Revolving Credit Facility.

Note 11 – Stockholders’ Equity

On September 25, 2013, the Company completed a public offering of 3,800,000 share of its common stock at $21.00 per share, and certain existing stockholders sold an additional 1,375,000 shares, including 675,000 shares sold to the underwriters to cover over-allotments. The Company recognized proceeds of approximately $75,037 after deducting underwriting fees and commissions and estimated offering expenses. The Company utilized approximately $12,500 of the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility, and subsequently used $23,939 to finance its acquisition of Allen Brothers. The remaining net proceeds are being held by the Company for general corporate purposes.

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 27, 2013 there were 1,099,519 shares available for grant.

On August 2, 2011, the Company granted RSAs totaling 206,666 shares to two employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s common stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately resulting in a compensation charge of $1,861 and the remainder of the awards, a total of 103,333 shares, were scheduled to vest in equal amounts on each of the next four anniversary dates of the grant of which $193 was recognized as compensation expense during fiscal 2011. During 2013 and 2012, the Company recognized expense totaling $93 and $1,055 on these RSAs, respectively. This included a charge for $713 during 2012 related to the accelerated vesting of 41,334 RSAs issued to the Company’s former chief operating officer as part of his separation from the Company. RSAs totaling 20,665 were forfeited during fiscal 2012.

On November 2, 2011, the Company granted RSAs totaling 5,652 shares to its four independent directors which vested on the date of the first annual stockholders’ meeting. These shares were valued at $14.30 each (the closing price of our common stock on November 2, 2011). The Company recognized $38 and $43 of expense related to these grants in fiscal 2012 and fiscal 2011, respectively.

During fiscal 2012, the Company issued 229,031 RSAs to its employees and independent directors at a weighted average grant date fair value of $17.63 each. Of these awards, 34,783 RSAs were performance-based grants. We recognized no expense on the performance-based grants in fiscal 2013 or fiscal 2012 because we did not achieve the performance targets applicable to those periods. The remaining awards were time-based grants which will vest over 4-5 years. During fiscal 2013 and fiscal 2012 we recognized expense totaling $742 and $454, respectively, on the time-based grants. Through December 27, 2013, 28,551 of the RSAs granted in 2012 were forfeited. During fiscal 2012, 8,582 RSAs, which were issued prior to the Company’s IPO, were forfeited.

During fiscal 2013, the Company granted 268,889 RSAs to its employees and independent directors at a weighted average grant date fair value of $16.90 each. Of these awards, 183,700 were performance-based grants. The Company recognized no expense on the performance-based grants during fiscal 2013, as the Company did not achieve the performance targets applicable to fiscal 2013. The remaining awards were time-based grants which will vest between one and four years. During fiscal 2013, the Company recognized expense totaling $375 on these time-based RSAs. During 2013, 2,108 of the time vesting RSAs and 8,692 of the performance RSAs were forfeited.

At December 27, 2013, the Company had 422,873 of unvested RSAs outstanding. At December 27, 2013, the total unrecognized compensation cost for these unvested RSAs was $6,440, and the weighted-average remaining useful life was approximately 18 months. Of this total, $3,279 related to RSAs with time-based vesting provisions and $3,161 related to RSAs with performance-based vesting provisions. At December 27, 2013, the weighted-average remaining useful lives were approximately 19 months for time-based vesting RSAs and 16 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

The Company has not issued any type of equity award other than RSAs under the Equity Plan.

Note 12 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 27, 2013, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2014	$1,663	$4,666	$5,020	$370	$11,719
2015	—	3,583	4,337	63	7,983
2016	—	3,697	4,007	26	7,730
2017	—	2,787	3,636	5	6,428
2018	—	1,530	2,474	—	4,004
Thereafter	—	17,817	2,457	—	20,274
Total minimum lease payments	$1,663	$34,080	$21,931	$464	$58,138

Total rent expense for operating leases for the years ended December 27, 2013, December 28, 2012 and December 30, 2011 was $13,529, $10,172 and $8,632, respectively. One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from an entity controlled by the Company’s founders, The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland USA Corporation and two of the Company’s other subsidiaries are required to act as guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,950 at December 27, 2013. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland USA Corporation to December 2014. On July 1, 2005, the Company’s subsidiaries entered into a Consent and Conditional Release Agreement releasing the entities from their respective guarantee obligations under the entity guarantees. As of December 27, 2013, the Company’s subsidiaries were in compliance with the conditions of the release.

Note 13 – Income Taxes

The provision for income taxes consists of the following for the years ended December 27, 2013, December 28, 2012, and December 30, 2011:

	December 27, 2013	December 28, 2012	December 30, 2011
Current income tax expense
Federal	$8,402	$8,173	$3,392
Foreign	86	—	—
State	2,350	2,474	1,047
Total current income tax expense	10,838	10,647	4,439
Deferred income tax expense (benefit)
Federal	830	(69)	877
State	140	(14)	287
Total deferred income tax expense (benefit)	970	(83)	1,164
Total income tax expense	$11,808	$10,564	$5,603

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the years ended December 27, 2013, December 28, 2012, and December 30, 2011 are set forth and quantified as follows:

	December 27, 2013	December 28, 2012	December 30, 2011
Statutory U.S. Federal tax	$10,079	$8,776	$4,522
Differences due to:
Other permanent differences	293	215	111
State and local taxes, net of federal benefit	1,705	1,525	880
Foreign taxes	86	—	—
Change in prior year tax estimate	(185)	147	—
Other, net	(170)	(99)	90
	$11,808	$10,564	$5,603

Deferred tax assets and liabilities at December 27, 2013 and December 28, 2012 consist of the following:

	December 27, 2013	December 28, 2012
Current deferred tax assets:
Receivables and inventory	$3,204	$3,157
Paid time off accrual	65	50
Self-insurance reserves	815	565
Cumulative foreign exchange difference	220	—
Other	—	89
Current deferred tax assets	4,304	3,861
Current deferred tax liabilities:
Deduction of prepaid expenses	(1,596)	(1,022)
Current deferred taxes, net	$2,708	$2,839

Non-current deferred tax assets and liabilities:
Goodwill	$—	$744
Foreign tax credit on Canadian deferred taxes	603	—
Federal net loss carryforwards	113	—
State net loss carryforwards	131	—
Rent accrual	739	606
Stock compensation	332	202
Deferred acquisition costs	82	60
Other	—	8
Non-current deferred tax asset	2,000	1,620
Valuation allowance	(603)	—
Net non-current deferred tax assets	1,397	1,620

Non-current deferred tax liabilities:
Property & equipment	(537)	(484)
Intangible assets	(9,198)	(3,665)
Other	—	(23)
Non-current deferred tax liabilities	(9,735)	(4,172)
Non-current deferred tax liabilities, net	$(8,338)	$(2,552)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2010 through 2013 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2013. For state tax purposes, the 2009 through 2013 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 27, 2013, the Company had a federal net loss carryforward of $323 which resulted from the Company’s acquisition of Qzina in 2013. This federal net loss carryforward expires in fiscal 2033. The Company also acquired state net loss carryforwards totaling $1,725 upon completion of the Qzina acquisition in 2013. The state net loss carryforwards expire between 2014 and 2033. During 2013, the Company generated state net loss carryforwards of $3,004 from operations. These state net loss carryforwards expire between 2014 and 2033.

The foreign net loss carryforward represents the foreign tax credit impact from the deferred tax assets and liabilities related to the Qzina acquisition. These net loss carryforwards are fully reserved for as the foreign tax credit is disallowed as a result of IRC Section 90(m), which does not allow use of foreign tax credits on the portion of the deductions to a step-up in basis of the assets.

For financial reporting purposes, income from operations before income taxes for our foreign subsidiaries was $888 for the year ended December 27, 2013. We had no foreign operations prior to fiscal 2013. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

At December 27, 2013 and December 28, 2012, the Company had no uncertain tax positions.

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2011, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary. Matching contributions begin vesting after two years and are fully vested after six years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $449 for fiscal 2013, $337 for fiscal 2012, and $300 for fiscal 2011.

Note 15 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are owned by entities owned 100% by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. C. Pappas and J. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $1,537 for each of the years ended December 27, 2013, December 28, 2012, and December 30, 2011.

One of our non-employee directors, Stephen Hanson, is the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $3,616, $3,200 and $2,800 of products from us during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $195, $213 and $238 of products from us during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Messrs. C. Pappas, J. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

John Pappas’s brother-in-law, Constantine Papataros, is one of our employees. We paid him approximately $142, $140 and $182 in total compensation during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Note 16 – Valuation Reserves

A summary of the activity in the accounts receivable allowance for doubtful accounts appears below:

	December 27,2013	December 28,2012	December 30,2011
Balance at beginning of period	$3,440	$2,900	$2,400
Charged to costs and expenses	924	1,434	1,189
Customer accounts written off, net of recoveries	(722)	(894)	(689)
Balance at end of period	$3,642	$3,440	$2,900

A summary of activity in the inventory valuation reserve appears below:

	December 27,2013	December 28,2012	December 30,2011
Balance at beginning of period	$650	$575	$570
Charged to costs and expenses	3,051	1,948	1,460
Inventory written off	(3,018)	(1,873)	(1,455)
Balance at end of period	$683	$650	$575

Note 17 – Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 27, 2013 and December 28, 2012 are as follows:

	March 29, 2013 (1)	June 28, 2013 (2)	Sept. 27, 2013 (3)	Dec. 27, 2013 (4)
Revenue	$139,419	$170,157	$170,581	$193,387

Gross profit	35,154	44,042	43,957	49,274

Operating profit	5,897	11,055	9,435	10,192

Income before income taxes	4,530	9,148	7,107	8,011

Net income	2,647	5,345	4,160	4,836

Basic net income per share	0.13	0.26	0.20	0.20

Diluted net income per share	0.13	0.25	0.20	0.19

	March 30, 2012	June 29, 2012 (5)	Sept. 28, 2012 (6)	Dec. 28, 2012
Revenue	$98,069	$114,825	$124,807	$142,591

Gross profit	26,049	30,471	32,377	36,107

Operating profit	5,058	85,17	7,325	7,867

Income before income taxes	4,509	7,622	6,312	6,632

Net income	2,632	4,459	3,816	3,604

Basic net income per share	0.13	0.22	0.18	0.17

Diluted net income per share	0.13	0.21	0.18	0.17

(1) Beginning in the first quarter of 2013 the Company began to reflect the results of the Queensgate acquisition.

(2) Beginning in the second quarter of 2013 the Company began to reflect the results of the Qzina acquisition. The Company also closed on its $100,000 Senior Secured Notes offering in the second quarter of 2013.

(3) The Company completed its secondary offering of 3,800,000 shares in the third quarter of 2013.

(4) Beginning in the fourth quarter of 2013 the Company began to reflect the results of the Allen Brothers acquisition. In the fourth quarter of 2013, the Company recorded a $900 adjustment to cost of sales related to the previously disclosed overstatement of inventory at Michael’s.

(5) Beginning in the second quarter of 2012 the Company began to reflect the results of the Praml acquisition.

(6) Beginning in the third quarter of 2012 the Company began to reflect the results of the Michael’s acquisition.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 27, 2013, the Company has excluded the acquisitions of Qzina, which was effective on May 1, 2013, and Allen Brothers, which was effective on December 9, 2013. At their acquisition dates, Qzina and Allen Brothers had aggregate total assets of $50,091 and aggregate annual revenues of approximately $150,000. Further information concerning the acquisitions of Qzina and Allen Brothers appears in Note 5, Acquisitions, to the accompanying audited consolidated financial statements and in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on this assessment, our Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2013.

The Company’s financial statements included in this annual report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page [51] of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Chefs’ Warehouse, Inc.

Ridgefield, CT

We have audited The Chefs’ Warehouse, Inc. internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chefs’ Warehouse, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting” under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Chefs’ Warehouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the COSO criteria.

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the acquisitions of Qzina, which was effective on May 1, 2013, or Allen Brothers, which was effective on December 9, 2013 and each of which are included in the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 27, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. At their acquisition dates, Qzina and Allen Brothers had aggregate total assets of $50,091 and aggregate annual revenues of approximately $150,000. Management did not assess the effectiveness of internal control over financial reporting of Qzina and Allen Brothers because of the timing of the acquisitions. Our audit of internal control over financial reporting of The Chefs’ Warehouse, Inc. also did not include an evaluation of the internal control over financial reporting of Qzina and Allen Brothers.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, NY

March 12, 2014

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 16, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 16, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 16, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 27, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	—	—	1,099,519
Plans not approved by stockholders	—	—	—
Total	—	—	1,099,519

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 16, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 16, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules - Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

Exhibit No.	Description

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.3	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.6	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.9*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.10*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.11*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.13*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.14*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

Exhibit No.	Description

10.15*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

10.16*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.17*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.21*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.24+	Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, The Chefs’ Warehouse, Inc. and Chefs’ Warehouse Parent, LLC, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Loan Parties party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 30, 2012).

10.25	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 13, 2012).

10.26	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 13, 2012).

10.27	Amendment No. 3, dated as of November 30, 2012, to the Credit Agreement, dated April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on March 13, 2013).

Exhibit No.	Description

10.28+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.29+	Pledge and Security Agreement, dated April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 30, 2012).

10.30+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

10.31+	Note Purchase and Guarantee Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC and other parties thereto, as Guarantors, and each of the several Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.32	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.33	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.34+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.35*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.36	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2014.

THE CHEFS’ WAREHOUSE, INC.

March 12, 2014	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and Chief Executive Officer	March 12, 2014
Christopher Pappas	(Principal Executive Officer)

/s/ John D. Austin	Chief Financial Officer (Principal Accounting and	March 12, 2014
John D. Austin	Financial Officer)

/s/ John Pappas	Director and Vice Chairman	March 12, 2014
John Pappas

/s/ Alan Guarino	Director	March 12, 2014
Alan Guarino

Signature	Capacity	Date

/s/ John A. Couri	Director	March 12, 2014
John A. Couri

/s/ Dominick C. Cerbone	Director	March 12, 2014
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 12, 2014
Joseph Cugine

/s/ Stephen Hanson	Director	March 12, 2014
Stephen Hanson

 INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.3	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

Exhibit No.	Description

10.4	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.6	Sublease Agreement between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1/A filed on July 1, 2011).

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2011).

10.9*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.10*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.11*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.13*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.14*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.15*	The Chefs’ Warehouse, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 19, 2012).

10.16*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.17*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

Exhibit No.	Description

10.21*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.24+	Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, The Chefs’ Warehouse, Inc. and Chefs’ Warehouse Parent, LLC, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Loan Parties party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 30, 2012).

10.25	Amendment No. 1, dated as of August 9, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 13, 2012).

10.26	Waiver and Amendment No. 2, dated as of August 29, 2012, to the Credit Agreement, dated as of April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 13, 2012).

10.27	Amendment No. 3, dated as of November 30, 2012, to the Credit Agreement, dated April 25, 2012, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on March 13, 2013).

10.28+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.29+	Pledge and Security Agreement, dated April 25, 2012, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 30, 2012).

10.30+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

Exhibit No.	Description

10.31+	Note Purchase and Guarantee Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC and other parties thereto, as Guarantors, and each of the several Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.32	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.33	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.34+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.35*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.36	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

