Form 10-Q
period 2014-03-28
Chefs' Warehouse, Inc.
filed 2014-05-12
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

Number of shares of common stock, par value $.01 per share, outstanding at May 1, 2014: 25,042,769

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to deploy the remaining net proceeds from its September 2013 common stock offering within the time frame currently contemplated; the Company’s ability to open, and begin servicing customers from, a new Chicago distribution center and the expenses associated therewith; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; the Company’s ability to recover its losses related to the accounting issue at its Michael’s Finer Meats subsidiary from the former owners of that business; the results of the Company’s continuing investigation into the accounting issue involving its Michael’s Finer Meats subsidiary; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2014 with the Securities and Exchange Commission (the “SEC”).

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except share data)

	March 28, 2014	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26, 128	$20,014
Accounts receivable, net of allowance of $3,640 in 2014 and $3,642 in 2013	74,208	76,413
Inventories, net	64,399	64,710
Deferred taxes, net	3,282	2,708
Prepaid expenses and other current assets	5, 561	16,250
Total current assets	173, 578	180,095
Restricted cash	2,071	5,578
Equipment and leasehold improvements, net	33,876	27,589
Software costs, net	2,115	2,265
Goodwill	78,814	78,026
Intangible assets, net	55,886	57,450
Other assets	3,754	3,755
Total assets	$3 50,094	$354,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30, 947	$33,925
Accrued liabilities	17, 583	15,803
Accrued compensation	5,070	5,996
Current portion of long-term debt	7,091	6,867
Total current liabilities	60,691	62,591
Long-term debt, net of current portion	139,990	140,847
Deferred taxes, net	8,261	8,338
Other liabilities and deferred credits	8,284	10,917
Total liabilities	21 7,226	222,693
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 28, 2014 and December 27, 2013	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 25,038,562 and 25,032,216 shares issued and outstanding March 28, 2014 and December 27, 2013, respectively	250	250
Additional paid in capital	97,095	96,973
Cumulative foreign currency translation adjustment	(521)	(215)
Retained earnings	36,0 44	35,057
Stockholders’ equity	13 2,868	132,065
Total liabilities and stockholders’ equity	$3 50,094	$354,758

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	March 28, 2014	March 29, 2013
Net sales	$187,183	$139,419
Cost of sales	14 1,115	104,265
Gross profit	46, 068	35,154
Operating expenses	42,3 17	29,257
Operating income	3,751	5,897
Interest expense	2,059	1,367
Income before income taxes	1,692	4,530
Provision for income tax expense	703	1,883
Net income	$989	$2,647
Other comprehensive loss:
Foreign currency translation adjustments	306	—
Comprehensive income	$683	$2,647
Net income per share:
Basic	$0.0 4	$0.13
Diluted	$0.0 4	$0.13
Weighted average common shares outstanding:
Basic	24,618,054	20,747,734
Diluted	24,839,563	20,993,918

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Week Period Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$989	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	797	668
Amortization	1,468	1,076
Provision for allowance for doubtful accounts	130	192
Deferred credits	37	119
Deferred taxes	(929)	1,515
Amortization of deferred financing fees	216	143
Stock compensation	355	289
Change in fair value of earnouts	195	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,246	5,439
Inventories	52	2,740
Prepaid expenses and other current assets	10, 682	677
Accounts payable and accrued liabilities	(2,900)	(2,018)
Other liabilities	(2,720)	30
Other assets	(155)	(59)
Net cash provided by operating activities	10, 463	13,458
Cash flows from investing activities:
Capital expenditures	(5,817)	(1,380)
Cash paid for acquisitions, net of cash received	—	(21,885)
Net cash used in investing activities	(5,817)	(23,265)
Cash flows from financing activities:
Payment of debt	(1,758)	(2,043)
Payment of deferred financing fees	(17)	(45)
Surrender of shares to pay withholding taxes	(233)	(63)
Change in restricted cash	3,507	2,575
Borrowings under revolving credit line	—	24,400
Payments under revolving credit line	—	(13,900)
Net cash provided by financing activities	1,499	10,924
Effect of foreign currency on cash and cash equivalents	(31)	—
Net increase in cash and cash equivalents	6, 114	1,117
Cash and cash equivalents-beginning of period	20,014	118
Cash and cash equivalents-end of period	$26, 128	$1,235
Supplemental cash flow disclosures:
Cash paid for income taxes	$115	$601
Cash paid for interest	$1,981	$1,126
Noncash investing activity:
Software financing	$1,117	$—

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 28, 2014 and for the 13 weeks ended March 28, 2014 and

March 29 , 2013 is unaudited)

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

Consolidation

The condensed consolidated financial statements include all the accounts of The Chefs’ Warehouse, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2013 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2014.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2014, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks ended March 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended
	March 28, 2014	March 29, 2013
Net income	$989	$2,647
Net income per share:
Basic	$0.0 4	$0.13
Diluted	$0.0 4	$0.13
Weighted average common shares outstanding:
Basic	24,618,054	20,747,734
Diluted	24,839,563	20,993,918

Reconciliation of net income per common share:

	13 Weeks Ended
	March 28, 2014	March 29, 2013
Numerator:
Net income	$989	$2,647
Denominator:
Weighted average basic common shares outstanding	24,618,054	20,747,734
Dilutive effect of unvested common shares	221,509	246,184
Weighted average diluted common shares outstanding	24,839,563	20,993,918

Note 3—Fair Value Measurements; Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value

As of March 28, 2014 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Queensgate and Allen Brothers acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $968 and $6,509 at March 28, 2014, respectively for Queensgate and Allen Brothers. These liabilities are reflected in accrued liabilities and other liabilities on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 27, 2013, the contingent earnout liabilities for the Queensgate and Allen Brothers acquisitions were $960 and $6,322 , respectively for Queensgate and Allen Brothers, and reflected in other liabilities on the balance sheet. The increase in the earn-out liabilities of $8 for Queensgate and $187 for Allen Brothers were reflected in operating expenses during the 13 weeks ended March 28, 2014.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facilities and term loans approximated their book values as of March 28, 2014 and December 27, 2013, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at March 28, 2014 and December 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

Note 4—Acquisitions

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

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,439 (subject to customary working capital adjustments), of which $23,939 was paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $9,500 represents liabilities assumed by the Company and earnout consideration to be paid upon the achievement of certain performance milestones over the next four years. The contingent earnout liability may increase the purchase price by up to $7,000 based upon the achievement of certain EBITDA and revenue milestones over a four-year period following the closing. At December 11, 2013, the Company estimated the fair value of this contingent consideration to be $6,322 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $6,509 at March 28, 2014. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. The Company is in the process of performing a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 20 years. Goodwill for the Allen Brothers acquisition will be amortized over 15 years for tax purposes.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,796 at closing, net of $578 of cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Qzina, as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which will be amortized over 20 years, customer relationships, which will be amortized over 20 years, and covenants not to compete, which will be amortized over 2-5 years. Goodwill for the Qzina acquisition will not be deductible for tax purposes.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,934, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. Additionally, the purchase price may have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $968 at March 28, 2014. Queensgate did not meet the targeted EBITDA thresholds requiring payment for fiscal 2013 results, and the liability for this portion of the earnout was taken into income during 2013. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

The table below details the assets and liabilities acquired as part of the acquisitions of Allen Brothers, which was effective as of December 9, 2013, Qzina, which was effective as of May 1, 2013 and Queensgate, which was effective as of December 31, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Allen Brothers	Qzina	Queensgate
Current assets	$15,797	$22,498	$4,140
Customer relationships	—	6,070	1,520
Trademarks	—	4,411	—
Goodwill	11,826	5,845	15,243
Other intangibles	9,275	—	—
Non-compete agreement	—	2,480	2,920
Fixed assets	4,842	906	1,909
Other assets	33	—	—
Deferred tax liability	—	(4,302)	(863)
Capital leases	—	(137)	—
Earn-out liability	(6,32 2)	—	(2,118)
Pension exit liability	(2,500)	—	—
Unfavorable leases	—	(6)	—
Current liabilities	(9,012)	(5,391)	(817)
Cash purchase price	$23,939	$32,374	$21,934

The table below presents pro forma consolidated income statement information as if Qzina and Allen Brothers had been included in the Company’s consolidated results for fiscal 2013. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information has been prepared using the purchase method of accounting, giving effect to the acquisitions as if the acquisitions had been completed on December 29, 2012. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair values based on available information and to give effect to the financing for the acquisitions and related transactions.

13 Weeks Ended March 29, 2013
Net sales	$173,614
Income before provision for income taxes	4,505

Note 5—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $810 and $683 at March 28, 2014 and December 27, 2013, respectively.

Note 6—Restricted Cash

On April 26, 2012, Dairyland HP LLC (“DHP”) entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. The proceeds from this loan are reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 9.

Note 7—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 28, 2014	December 27, 2013
Land	Indefinite	$1,464	$1,464
Buildings	20 years	3,672	3,672
Machinery and equipment	5-10 years	7,106	7,111
Computers, data processing and other equipment	3-7 years	6,030	6,006
Leasehold improvements	7-15 years	8,990	9,091
Furniture and fixtures	7 years	826	622
Vehicles	5 years	1,002	1,001
Other	7 years	95	95
Construction-in-process		21,167	14,414
		50,352	43,476
Less: accumulated depreciation and amortization		(16,476)	(15,887)
Equipment and leasehold improvements, net		$33,876	$27,589

Construction-in-process at March 28, 2014 and December 27, 2013 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its JD Edwards ERP system. The Company expects to spend approximately $24,000 to complete these projects over the remainder of fiscal 2014.

At March 28, 2014 and December 27, 2013, the Company had $820 of equipment and vehicles financed by capital leases. The Company recorded depreciation of $52 and $40 on these assets during the 13 weeks ended March 28, 2014 and March 29, 2013, respectively.

Depreciation expense on equipment and leasehold improvements was $659 and $562 for the 13 weeks ended March 28, 2014 and March 27, 2013, respectively.

Gross capitalized software costs were $3,839 at March 28, 2014 and $3,837 at December 27, 2013. Capitalized software is recorded net of accumulated amortization of $1,724 and $1,572 at March 28, 2014 and December 27, 2013, respectively. Depreciation expense on software was $86 and $59 for the 13 weeks ended March 28, 2014 and March 29, 2013, respectively.

During the 13 weeks ended March 28, 2014 and March 29, 2013, the Company incurred interest expense of $2,059 and $1,367 respectively. The Company capitalized interest expense of $121 and $11, respectively, during the same periods. Capitalized interest related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 8—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2012	$45,359
Goodwill increases	32,719
Foreign currency translation	(52)
Carrying amount as of December 27, 2013	78,026
Goodwill increases	826
Foreign currency translation	(38)
Carrying amount as of March 28, 2014	$78,814

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 2 to 6 years. Other intangible assets were comprised of the following at March 28, 2014 and December 27, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
March 28, 2014
Customer relationships	$29,305	$(4,776)	$24,529
Non-compete agreements	7,131	(1,765)	5,366
Other amortizable intangibles	9,274	(284)	8,990
Trademarks	18,706	(1,705)	17,001
Total	$64,416	$(8,530)	$55,886
December 27, 2013
Customer relationships	$29,439	$(4,199)	$25,240
Non-compete agreements	7,131	(1,412)	5,719
Other amortizable intangibles	9,274	(54)	9,220
Trademarks	18,804	(1,533)	17,271
Total	$64,648	$(7,198)	$57,450

Amortization expense for other intangibles was $1,468 and $1,076 for the 13 weeks ended March 28, 2014 and March 29, 2013, respectively.

Estimated amortization expense for other intangibles for the 12 months ended December 26, 2014 and each of the next four fiscal years and thereafter is as follows:

2014	$5,879
2015	5,850
2016	5,830
2017	5,794
2018	4,655
Thereafter	29,346
Total	$57,354

Note 9—Debt Obligations

Debt obligations as of March 28, 2014 and December 27, 2013 consisted of the following:

	March 28, 2014	December 27, 2013
Senior secured notes	$100,000	$100,000
Term loan	31,500	33,000
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	4,581	3,714
Total debt obligations	147,081	147,714
Less: current installments	(7,091)	(6,867)
Total debt obligations excluding current installments	$139,990	$140,847

On April 25, 2012, Dairyland, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. The Credit Agreement replaced the credit agreement that the Borrowers and the Guarantors entered into in connection with the Company’s initial public offering. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC each was added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

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

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement.

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

As of March 28, 2014, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related note purchase agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $3,820 of the Revolving Credit Facility for the issuance of letters of credit. As of March 28, 2014, funds totaling $136,180 were available for borrowing under the Revolving Credit Facility.

Note 10—Stockholders’ Equity

During the first quarter of 2014, the Company granted 26,460 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $23.61 each. Of these awards, 8,634 were performance-based grants. The Company recognized no expense on the performance-based grants during the first quarter as it is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over two to four years. During the first quarter of 2014 , the Company recognized expense totaling $22 on these time-based RSAs.

During the 13 weeks ended March 28, 2014, the Company recognized $333 of expense for RSAs issued in prior years.

At March 28, 2014, the Company had 416,095 of unvested RSAs outstanding. At March 28, 2014, the total unrecognized compensation cost for these unvested RSAs was $6,686, and the weighted-average remaining useful life was approximately 17 months. Of this total, $3,321 related to RSAs with time-based vesting provisions and $3,365 related to RSAs with performance-based vesting provisions. At March 28, 2014, the weighted-average remaining useful lives were approximately 20 months for time-based vesting RSAs and 15 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of March 28, 2014, there were 1,084,683 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 11—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $384 during the 13 weeks ended March 28, 2014. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,795 at March 28, 2014. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, was the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company until December 2013. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $888 and $824, respectively during the 13 weeks ended March 28, 2014 and March 29, 2013.

Each of Christopher Pappas and John Pappas owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $45 and $48, respectively, of products from the Company during the 13 weeks ended March 28, 2014 and March 29, 2013, respectively. Messrs. C. Pappas and J. Pappas have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2014. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

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

On December 31, 2012, the Company acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed in August 2012. The purchase price for Queensgate was approximately $21,934 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. The purchase price may be increased by up to $2,400 based upon the achievement of certain performance milestones in fiscal 2013 and 2014. Queensgate did not meet the targeted EBITDA thresholds requiring payment for fiscal 2013 results, and the liability for this portion of the earnout was taken into income during 2013.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 674,000 square feet in twenty distribution facilities and in the second half of fiscal 2013 and the first quarter of fiscal 2014 we have invested significantly in infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate or periods of severe weather persist, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced in the first quarter of 2014 and portions of 2013 , may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended
	March 28, 2014	March 29, 2013
Net sales	100.0%	100.0%
Cost of sales	7 5.4%	74.8%
Gross profit	2 4.6%	25.2%
Operating expenses	22. 6%	21.0%
Operating income	2. 0%	4.2%
Other expense:
Interest expense	1.1%	1.0%
Total other expense	1.1%	1.0%
Income before income tax expense	0.9%	3.2%
Provision for income taxes	0. 4%	1.3%
Net income	0. 5%	1.9%

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

13 Weeks Ended March 28, 2014 Compared to 13 Weeks Ended March 29, 2013

Net Sales

Our net sales for the 13 weeks ended March 28, 2014 increased approximately 34.3%, or $47,764, to $187,183 from $139,419 for the 13 weeks ended March 29, 2013. The increase in net sales was primarily the result of the acquisitions of Qzina and Allen Brothers, as well as organic sales growth. These acquisitions contributed approximately $36,355, or 26.1%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $11,409, or 8.2%, of total net sales growth. We estimate that severe weather in the Northeast and mid- Atlantic during the 13 weeks ended March 28, 2014 negatively impacted net sales by approximately $2,000 . Inflation increased meaningfully for the 13 weeks ended March 28, 2014, particularly in the dairy and cheese categories, and was approximately 5.3% compared to 3.1% for the 13 weeks ended March 29, 2013.

Gross Profit

Gross profit increased approximately 3 1.0%, or $1 0,914 , to $46, 068 for the 13 weeks ended March 28, 2014, from $35,154 for the 13 weeks ended March 29, 2013. Gross profit margin decreased approximately 60 basis points to 2 4.6 % from 25.2% for the first quarter of 2014, due in large part to the shift in product mix related to the acquisition of Allen Brothers, offset in part by the contribution from Qzina.

Operating Expenses

Total operating expenses increased by approximately 44. 6%, or $13, 060 , to $42,3 17 for the 13 weeks ended March 28, 2014 from $29,257 for the 13 weeks ended March 29, 2013. As a percentage of net sales, operating expenses were 22. 6 % in the first quarter of 2014 compared to 21.0% in the first quarter of 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to the Company’s recently acquired Allen Brothers subsidiary, higher delivery labor costs, increased investments in management infrastructure and software, and investigation costs related to the previously disclosed accounting issue at the Company’s Michael’s Finer Meats subsidiary.

Operating Income

Operating income decreased by approximately 36.4%, or $1,360, to $ 3,751 for the 13 weeks ended March 28, 2014 from $5,897 for the 13 weeks ended March 29, 2013. As a percentage of net sales, operating income decreased to 2. 0 % for the 13 weeks ended March 28, 2014 from 4.2% for the 13 weeks ended March 29, 2013. The decrease in operating income as a percentage of net sales was driven by lower gross profit margin and higher operating expenses as discussed above.

Interest Expense

Total interest expense increased $692 to $2,059 for the 13 weeks ended March 28, 2014 from $1,367 for the 13 weeks ended March 29, 2013. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions as well as the higher interest rate on our $100,000 of senior secured notes.

Provision for Income Taxes

For the 13 weeks ended March 28, 2014, we recorded an effective income tax rate of 41.5%. For the 13 weeks ended March 29, 2013, our effective income tax rate was 41.6%.

Net Income

Reflecting the factors described above, net income decreased $1, 658 to $ 989 for the 13 weeks ended March 28, 2014, compared to net income of $2,647 for the 13 weeks ended March 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of fiscal 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of fiscal 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,037 after deducting underwriters’ fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then-outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used $23,939 of these proceeds to finance our acquisition of Allen Brothers. The remaining portion of the net proceeds is currently being held as cash and cash equivalents for use in general corporate purposes, including as possible consideration for future acquisitions. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

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

For more information regarding the NMTC Loan, see Note 9 to the consolidated financial statements appearing elsewhere in this report.

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of March 28, 2014, we had $136,180 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Notes. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under t he Notes. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Notes.

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

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2014 will be approximately $32,260, of which $5,578 will be funded with the restricted cash from the NMTC Loan and $2,145 will be funded through a software financing arrangement. The significant increase in projected capital expenditures in fiscal 2014 is being driven by the renovation and expansion of our new Bronx, New York distribution facility, the renovation and expansion of our new Las Vegas, NV distribution facility, implementation of our JD Edwards ERP system which we believe will be completed in fiscal 2014 and our building out of our new Chicago , IL distribution facility. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $ 10,463 for 13 weeks ended March 28, 2014, a decrease of $ 2,995 from the $13,458 provided by operations for thirteen weeks ended March 29, 2013. The primary reasons for the decrease in net cash provided by operations were decreased net income of $1 ,658 , a decrease in cash provided from non-cash charges of $1,733 and an increase in cash used by other assets of $96 offset by an increase in cash provided by working capital of $492 . The decrease in cash provided by non-cash charges was primarily due to decreases in deferred taxes of $2,444 offset by increases in amortization charges of $392 and changes in the fair value of earn-out obligations of $195.

Net cash used in investing activities was $5,817 for 13 weeks ended March 28, 2014, a decrease of $17,448 from the net cash used in investing activities of $23,265 for the 13 weeks ended March 29, 2013. The decrease in net cash used was due to the fact that we had no acquisitions in the first quarter of fiscal 2014 offset by increased capital expenditures of $4,437.

Net cash provided by financing activities was $1,499 for the 13 weeks ended March 28, 2014, a decrease of $9,425 from the $10,924 provided by financing activities for the 13 weeks ended March 29, 2013. This decrease was primarily due to activity on our revolving credit facility in 2013, which was used to fund the Queensgate acquisition.

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

Off-Balance Sheet Arrangements

As of March 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves and (vi) income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $74,208 and $76,413, net of the allowance for doubtful accounts of $3,640 and $3,642, as of March 28, 2014 and December 27, 2013, respectively.

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

In 2013, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the 13 weeks ended March 28, 2014. Total goodwill as of March 28, 2014 and December 27, 2013 was $78,814 and $78,026, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2014 or 2013 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of March 28, 2014 and December 27, 2013 were $55,886 and $57,450, respectively.

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

As of March 28, 2014, we had an aggregate $35,688 of indebtedness outstanding under the Revolving Credit Facility, Term Loan Facility and software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $209 per annum, holding other variables constant.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2014.

item 2.	unregistered sales of equity securities and use of proceeds

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2013 to January 24, 2014	6,897	$28.00	—	—
January 25, 2014 to February 21, 2014	—	$—	—	—
February 22, 2014 to March 28, 2014	1,594	$23.22	—	—
Total	8,491	$27.10	—	—

(1)	During the thirteen weeks ended March 28, 2014, we withheld 8,491 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2014.

THE CHEFS’ WAREHOUSE, INC. (Registrant)

May 12 , 2014	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

