Form 10-Q
period 2014-06-27
Chefs' Warehouse, Inc.
filed 2014-08-06
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Number of shares of common stock, par value $.01 per share, outstanding at August 1, 2014: 25,069,827

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s and its customers’ sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to deploy the remaining net proceeds from its September 2013 common stock offering within the time frame currently contemplated; the Company’s ability to open, and begin servicing customers from, a new Chicago distribution center and the expenses associated therewith; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; the Company’s ability to recover its losses related to the accounting issue at its Michael’s Finer Meats subsidiary from the former owners of that business; the results of the Company’s continuing investigation into the accounting issue involving its Michael’s Finer Meats subsidiary; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2014 with the Securities and Exchange Commission (the “SEC”) and other reports filed by the Company with the SEC since that date.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 27, 2014 (unaudited)	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,710	$20,014
Accounts receivable, net of allowance of $3,997 in 2014 and $3,642 in 2013	83,496	76,413
Inventories, net	67,015	64,710
Deferred taxes, net	3,691	2,708
Prepaid expenses and other current assets	8,383	16,250
Total current assets	177,295	180,095
Restricted cash	—	5,578
Equipment and leasehold improvements, net	38,337	27,589
Software costs, net	1,998	2,265
Goodwill	79,217	78,026
Intangible assets, net	54,495	57,450
Other assets	3,506	3,755
Total assets	$354,848	$354,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,387	$33,925
Accrued liabilities	17,007	15,803
Accrued compensation	5,757	5,996
Current portion of long-term debt	7,080	6,867
Total current liabilities	61,231	62,591
Long-term debt, net of current portion	139,010	140,847
Deferred taxes, net	8,382	8,338
Other liabilities and deferred credits	8,946	10,917
Total liabilities	217,569	222,693
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 27, 2014 and December 27, 2013	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 25,076,637 and 25,032,216 shares issued and outstanding June 27, 2014 and December 27, 2013, respectively	250	250
Additional paid in capital	97,417	96,973
Cumulative foreign currency translation adjustment	(253)	(215)
Retained earnings	39,865	35,057
Stockholders’ equity	137,279	132,065
Total liabilities and stockholders’ equity	$354,848	$354,758

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	June 27, 2014	June 28, 2013
Net sales	$213,144	$170,157
Cost of sales	160,742	126,115
Gross profit	52,402	44,042
Operating expenses	43,845	32,987
Operating income	8,557	11,055
Interest expense	2,109	1,903
(Gain) loss on asset disposal	(10)	4
Income before income taxes	6,458	9,148
Provision for income tax expense	2,638	3,803
Net income	$3,820	$5,345
Other comprehensive income (loss):
Foreign currency translation adjustments	269	(337)
Comprehensive income	$4,089	$5,008
Net income per share:
Basic	$0.16	$0.26
Diluted	$0.15	$0.25
Weighted average common shares outstanding:
Basic	24,627,965	20,781,745
Diluted	24,850,226	21,018,602

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	26 Week Period Ended
	June 27, 2014	June 28, 2013
Net sales	$400,327	$309,576
Cost of sales	301,846	230,380
Gross profit	98,481	79,196
Operating expenses	86,175	62,243
Operating income	12,306	16,953
Interest expense	4,167	3,270
(Gain) loss on asset disposal	(11)	4
Income before income taxes	8,150	13,679
Provision for income tax expense	3,342	5,686
Net income	$4,808	$7,993
Other comprehensive loss:
Foreign currency translation adjustments	(38)	(337)
Comprehensive income	$4,770	$7,656
Net income per share:
Basic	$0.20	$0.38
Diluted	$0.19	$0.38
Weighted average common shares outstanding:
Basic	24,622,983	20,764,739
Diluted	24,844,868	21,006,260

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	26 Week Period Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$4,808	$7,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,547	1,272
Amortization	2,937	2,301
Provision for allowance for doubtful accounts	468	374
Deferred credits	28	229
Deferred taxes	(1,454)	338
Amortization of deferred financing fees	430	205
Stock compensation	718	589
Change in fair value of earnouts	259	30
(Gain) loss on asset disposal	(11)	4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,328)	(618)
Inventories	(2,410)	554
Prepaid expenses and other current assets	8,095	839
Accounts payable and accrued liabilities	(2,793)	6,917
Other liabilities	(2,085)	—
Other assets	(166)	(209)
Net cash provided by operating activities	3,043	20,818
Cash flows from investing activities:
Capital expenditures	(10,286)	(3,301)
Proceeds from asset disposals	43	—
Cash paid for acquisitions, net of cash received	—	(54,028)
Net cash used in investing activities	(10,243)	(57,329)
Cash flows from financing activities:
Payment of debt	(3,404)	(3,565)
Proceeds from senior secured notes	—	100,000
Payment of deferred financing fees	—	(1,201)
Surrender of shares to pay withholding taxes	(274)	(63)
Change in restricted cash	5,578	3,421
Borrowings under revolving credit line	—	57,200
Payments under revolving credit line	—	(117,200)
Net cash provided by financing activities	1,900	38,592
Effect of foreign currency on cash and cash equivalents	(4)	111
Net increase (decrease) in cash and cash equivalents	(5,304)	2,192
Cash and cash equivalents-beginning of period	20,014	118
Cash and cash equivalents-end of period	$14,710	$2,310
Supplemental cash flow disclosures:
Cash paid for income taxes	$4,852	$6,020
Cash paid for interest	$3,997	$1,840
Noncash investing activity:
Software financing	$1,772	$913

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 27, 2014 and for the 13 weeks and 26 weeks ended June 27, 2014 and

June 28, 2013 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the condensed consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its direct and indirect wholly owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one segment, food product distribution. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries, bakeries, chocolatiers, cruise lines, casinos, culinary schools, specialty food stores and, in the case of the Company’s Allen Brothers 1893, LLC, (“Allen Brothers”) subsidiary, individual customers.

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2014, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 and 26 weeks ended June 27, 2014 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective, and are still evaluating the impact this standard will have on our financial statements.

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$3,820	$5,345	$4,808	$7,993
Net income per share:
Basic	$0.16	$0.26	$0.20	$0.38
Diluted	$0.15	$0.25	$0.19	$0.38
Weighted average common shares:
Basic	24,627,965	20,781,745	24,622,983	20,764,739
Diluted	24,850,226	21,018,602	24,844,868	21,006,260

Reconciliation of net income per common share:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Net income	$3,820	$5,345	$4,808	$7,993
Denominator:
Weighted average basic common shares outstanding	24,627,965	20,781,745	24,622,983	20,764,739
Dilutive effect of unvested common shares	222,261	236,857	221,885	241,521
Weighted average diluted common shares outstanding	24,850,226	21,018,602	24,844,868	21,006,260

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

Assets and Liabilities Measured at Fair Value

As of June 27, 2014 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Queensgate Foodservice (“Queensgate”) and Allen Brothers acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $976 and $6,565 at June 27, 2014, respectively, for Queensgate and Allen Brothers. These liabilities are reflected in accrued liabilities and other liabilities on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 27, 2013, the contingent earnout liabilities for the Queensgate and Allen Brothers acquisitions were $960 and $6,322, respectively, and reflected in other liabilities on the balance sheet. The increases in the earn-out liabilities resulted in increases in operating expenses of $64 and $259 for the 13 and 26 weeks ended June 27, 2014, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the term loan approximated its book value as of June 27, 2014 and December 27, 2013, as this instrument had a variable interest rate that reflected the current market rate. The carrying amount of the Company’s senior secured notes at June 27, 2014 and December 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

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

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,139 (subject to customary working capital adjustments), of which $23,939 was paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $9,200 represents pension withdrawal liabilities of $2,878 assumed by the Company and contingent earnout consideration present valued at $6,322, to be paid upon the achievement of certain EBITDA and revenue milestones over the four-year period following the closing. At December 11, 2013, the Company estimated the fair value of this contingent consideration to be $6,322 based upon the most likely expected payout. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $6,565 at June 27, 2014. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. The Company is in the process of performing a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 20 years. Goodwill for the Allen Brothers acquisition will be amortized over 15 years for tax purposes.

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

On December 31, 2012, the Company purchased substantially all the assets of Queensgate, a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,934, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. Additionally, the purchase price may have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $976 at June 27, 2014. Queensgate did not meet the targeted EBITDA thresholds requiring payment for fiscal 2013 results, and the liability for this portion of the earnout was taken into income during 2013. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

The table below details the assets and liabilities acquired as part of the acquisitions of Allen Brothers, which was effective as of December 9, 2013, Qzina, which was effective as of May 1, 2013 and Queensgate, which was effective as of December 31, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Allen Brothers	Qzina	Queensgate
Current assets (includes cash acquired)	$15,797	$22,498	$4,140
Customer relationships	—	6,070	1,520
Trademarks	—	4,411	—
Goodwill	12,204	5,845	15,243
Other intangibles	9,275	—	—
Non-compete agreement	—	2,480	2,920
Fixed assets	4,842	906	1,909
Other assets	33	—	—
Deferred tax liability	—	(4,302)	(863)
Capital leases	—	(137)	—
Earn-out liability	(6,322)	—	(2,118)
Pension exit liability	(2,878)	—	—
Unfavorable leases	—	(6)	—
Current liabilities	(9,012)	(5,391)	(817)
Cash purchase price	$23,939	$32,374	$21,934

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

	13 Weeks Ended	26 Weeks Ended
	June 28, 2013	June 28, 2013

Net sales	$193,852	$367,466

Income before provision for income taxes	9,754	14,259

Note 5—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $995 and $683 at June 27, 2014 and December 27, 2013, respectively.

Note 6—Restricted Cash

On April 26, 2012, Dairyland HP LLC (“DHP”) entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. As of June 27, 2014, these funds have been fully utilized. The proceeds from this loan are reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 9.

Note 7—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 27, 2014	December 27, 2013
Land	Indefinite	$1,464	$1,464
Buildings	20 years	3,672	3,672
Machinery and equipment	5-10 years	7,225	7,111
Computers, data processing and other equipment	3-7 years	6,116	6,006
Leasehold improvements	7-15 years	9,004	9,091
Furniture and fixtures	7 years	834	622
Vehicles	5 years	969	1,001
Other	7 years	95	95
Construction-in-process		26,034	14,414
		55,413	43,476
Less: accumulated depreciation and amortization		(17,076)	(15,887)
Equipment and leasehold improvements, net		$38,337	$27,589

Construction-in-process at June 27, 2014 and December 27, 2013 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its JD Edwards ERP system. The Company expects to spend approximately $19,000 to complete these projects by the middle of 2015.

At June 27, 2014 and December 27, 2013, the Company had $820 of equipment and vehicles financed by capital leases. The Company recorded depreciation of $52 and $40 on these assets during the 13 weeks ended June 27, 2014 and June 28, 2013, respectively, and $104 and $81 on these assets during the 26 weeks ended June 27, 2014 and June 28, 2013, respectively.

Depreciation expense on equipment and leasehold improvements was $611 and $515 for the 13 weeks ended June 27, 2014 and June 28, 2013, respectively, and $1,270 and $1,077 for the 26 weeks ended June 27, 2014 and June 28, 2013, respectively.

Gross capitalized software costs were $3,868 at June 27, 2014 and $3,837 at December 27, 2013. Capitalized software is recorded net of accumulated amortization of $1,870 and $1,572 at June 27, 2014 and December 27, 2013, respectively. Depreciation expense on software was $87 and $55 for the 13 weeks ended June 27, 2014 and June 28, 2013, respectively, and $173 and $114 for the 26 weeks ended June 27, 2014 and June 28, 2013, respectively.

During the 13 weeks ended June 27, 2014 and June 28, 2013, the Company incurred interest expense of $2,109 and $1,903, respectively. The Company capitalized interest expense of $122 and $17, respectively, during the same periods. During the 26 weeks ended June 27, 2014 and June 28, 2013, the Company incurred interest expense of $4,167 and $3,270, respectively. The Company capitalized interest expense of $243 and $28, respectively, during the same periods. Capitalized interest related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 8—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2012	$45,359
Goodwill increases	32,719
Foreign currency translation	(52)
Carrying amount as of December 27, 2013	78,026
Goodwill increases	1,198
Foreign currency translation	(7)
Carrying amount as of June 27, 2014	$79,217

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 2 to 6 years. Other intangible assets consisted of the following at June 27, 2014 and December 27, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
June 27, 2014
Customer relationships	$29,352	$(5,432)	$23,920
Non-compete agreements	7,131	(2,118)	5,013
Other amortizable intangibles	9,274	(516)	8,758
Trademarks	18,741	(1,937)	16,804
Total	$64,498	$(10,003)	$54,495
December 27, 2013
Customer relationships	$29,439	$(4,199)	$25,240
Non-compete agreements	7,131	(1,412)	5,719
Other amortizable intangibles	9,274	(54)	9,220
Trademarks	18,804	(1,533)	17,271
Total	$64,648	$(7,198)	$57,450

Amortization expense for other intangibles was $1,469 and $1,224 for the 13 weeks ended June 27, 2014 and June 28, 2013, respectively, and $2,937 and $2,301 for the 26 weeks ended June 27, 2014 and June 28, 2013, respectively.

Estimated amortization expense for other intangibles for the 52 weeks ended December 26, 2014 and each of the next four fiscal years and thereafter is as follows:

2014	$5,876
2015	5,850
2016	5,830
2017	5,794
2018	4,655
Thereafter	29,427
Total	$57,432

Note 9—Debt Obligations

Debt obligations as of June 27, 2014 and December 27, 2013 consisted of the following:

	June 27, 2014	December 27, 2013
Senior secured notes	$100,000	$100,000
Term loan	30,000	33,000
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	5,090	3,714
Total debt obligations	146,090	147,714
Less: current installments	(7,080)	(6,867)
Total debt obligations excluding current installments	$139,010	$140,847

On April 25, 2012, Dairyland USA Corporation (“Dairyland”), The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the other parties thereto. The Credit Agreement replaced the credit agreement that the Borrowers and the Guarantors entered into in connection with the Company’s initial public offering. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC each was added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

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

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement amends and restates the Term Loan Facility and the Revolving Credit Facility. The Amended and Restated Credit Agreement provides for $36,000 in principal amount of Term Loans under the Term Loan Facility and up to an aggregate amount of $140,000 of Revolving Credit Loans under the Revolving Credit Facility. The sublimits for letters of credit and swingline loans under the Credit Facilities were unchanged. Unutilized commitments under the revolving credit facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of 0.35% to 0.45%, based on the Company’s leverage ratio. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

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

As of June 27, 2014, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related note purchase agreement, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $3,820 of the Revolving Credit Facility for the issuance of letters of credit. As of June 27, 2014, funds totaling $136,180 were available for borrowing under the Revolving Credit Facility.

Note 10—Stockholders’ Equity

During the first 26 weeks of 2014, the Company granted 67,604 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $20.67 each. Of these awards, 27,201 were performance-based grants. The Company recognized no expense on the performance-based grants during the first 26 weeks of 2014 as it is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over two to four years. During the 13 and 26 weeks ended June 27, 2014, the Company recognized expense totaling $62 and $83, respectively, on these time-based RSAs.

During the 13 and 26 weeks ended June 27, 2014, the Company recognized $301 and $635, respectively, of expense for RSAs issued in prior years.

At June 27, 2014, the Company had 442,892 of unvested RSAs outstanding. At June 27, 2014, the total unrecognized compensation cost for these unvested RSAs was $7,076, and the weighted-average remaining useful life was approximately 15 months. Of this total, $3,352 related to RSAs with time-based vesting provisions and $3,724 related to RSAs with performance-based vesting provisions. At June 27, 2014, the weighted-average remaining useful lives were approximately 18 months for time-based vesting RSAs and 12 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of June 27, 2014, there were 1,044,539 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 11—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $384 and $786, respectively, during the 13 and 26 weeks ended June 27, 2014 and June 28, 2013. One of the facilities is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,639 at June 27, 2014. On July 1, 2005 the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, was the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company until December 2013. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $1,063 and $874, respectively, during the 13 weeks ended June 27, 2014 and June 28, 2013 and approximately $1,956 and $1,698, respectively, of products during the 26 weeks ended June 27, 2014 and June 28, 2013.

Each of Christopher Pappas and John Pappas owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $39 and $54, respectively, of products from the Company during the 13 weeks ended June 27, 2014 and June 28, 2013 and approximately $84 and $102, respectively, of products during the 26 weeks ended June 27, 2014 and June 28, 2013. Messrs. C. Pappas and J. Pappas have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

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

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 30,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 20,000 customer locations, primarily located in our 14 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of certain of the assets of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s Finer Meats in August 2012 and Allen Brothers in December 2013, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On December 11, 2013, the Company’s wholly owned subsidiary, Allen Brothers 1893, LLC (“Allen Brothers”) acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illiniois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to nearly 400 of the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,139 (subject to customary working capital adjustments), of which approximately $23,939 was paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $9,200 represents pension withdrawal liabilities of $2,878 assumed by the Company and contingent earnout consideration present valued at $6,322, to be paid upon the achievement of certain EBTIDA and revenue milestones over the four-year period following the closing.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the United States and Canada. The total purchase price for Qzina was approximately $31,796 at closing, net of $578 cash (subject to customary post-closing working capital adjustments) and was funded with borrowings under the revolving credit facility portion of our Amended and Restated Credit Agreement.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 674,000 square feet in twenty distribution facilities and have invested significantly in infrastructure and management in the second half of fiscal 2013 and the first half of fiscal 2014.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced in the first half of 2014 and portions of 2013, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	75.4%	74.1%	75.4%	74.4%
Gross Profit	24.6%	25.9%	24.6%	25.6%
Operating Expenses	20.6%	19.4%	21.5%	20.1%
Operating Income	4.0%	6.5%	3.1%	5.5%
Other Expense:
Interest Expense	1.0%	1.1%	1.0%	1.1%
Total Other Expense	1.0%	1.1%	1.0%	1.1%
Income Before Income Taxes	3.0%	5.4%	2.1%	4.4%
Provision for Income Taxes	1.2%	2.2%	0.8%	1.8%
Net Income	1.8%	3.2%	1.3%	2.6%

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

13 Weeks Ended June 27, 2014 Compared to 13 Weeks Ended June 28, 2013

Net Sales

Our net sales for the 13 weeks ended June 27, 2014 increased approximately 25.3%, or $42,987, to $213,144 from $170,157 for the 13 weeks ended June 28, 2013. The increase in net sales was primarily the result of the acquisitions of Qzina and Allen Brothers, as well as organic sales growth in the Company’s core specialty business. These acquisitions contributed approximately $26,049, or 15.3%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $16,938, or 10.0%, of total net sales growth. Inflation continued to increase sequentially during the quarter, particularly in the protein, dairy and cheese categories, and was approximately 5.4% for the 13 weeks ended June 27, 2014 compared with 4.1% for the comparable period in 2013.

Gross Profit

Gross profit increased approximately 19.0%, or $8,360, to $52,402 for the 13 weeks ended June 27, 2014, from $44,042 for the 13 weeks ended June 28, 2013. Gross profit margin decreased approximately 129 basis points to 24.6% from 25.9% for the second quarter of 2014. This decrease in profit margin was due in large part to significant inflation in the protein category, particularly at our Allen Brothers subsidiary, which we were unable to pass on to our customers, and to the shift in product mix related to the acquisition of Allen Brothers, offset in part by the contribution from Qzina.

Operating Expenses

Total operating expenses increased by approximately 32.9%, or $10,858, to $43,845 for the 13 weeks ended June 27, 2014 from $32,987 for the 13 weeks ended June 28, 2013. As a percentage of net sales, operating expenses were 20.6% in the second quarter of 2014 compared to 19.4% in the second quarter of 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to the Company’s Allen Brothers subsidiary, increased investments in management infrastructure and information technology initiatives, investigation costs related to Michael’s Finer Meats and integration costs related to the Company’s recently acquired businesses.

Operating Income

Operating income decreased by approximately 22.6%, or $2,498, to $8,557 for the 13 weeks ended June 27, 2014 from $11,055 for the 13 weeks ended June 28, 2013. As a percentage of net sales, operating income decreased to 4.0% for the 13 weeks ended June 27, 2014 from 6.5% for the 13 weeks ended June 28, 2013. The decrease in operating income as a percentage of net sales was driven by lower gross profit margin and higher operating expenses as discussed above.

Interest Expense

Total interest expense increased $206 to $2,109 for the 13 weeks ended June 27, 2014 from $1,903 for the 13 weeks ended June 28, 2013. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions as well as the higher interest rate on our $100,000 of senior secured notes.

Provision for Income Taxes

For the 13 weeks ended June 27, 2014, we recorded an effective income tax rate of 40.8%. For the 13 weeks ended June 28, 2013, our effective income tax rate was 41.6%.

Net Income

Reflecting the factors described above, net income decreased $1,525 to $3,820 for the 13 weeks ended June 27, 2014, compared to net income of $5,345 for the 13 weeks ended June 28, 2013.

26 Weeks Ended June 27, 2014 Compared to 26 Weeks Ended June 28, 2013

Net Sales

Our net sales for the 26 weeks ended June 27, 2014 increased approximately 29.3%, or $90,751, to $400,327 from $309,576 for the 26 weeks ended June 28, 2013. The increase in net sales was primarily the result of the acquisitions of Qzina and Allen Brothers, as well as organic sales growth. These acquisitions contributed approximately $62,404, or 20.2%, to net sales growth for the 26 week period. Organic growth contributed the remaining approximately $28,347, or 9.1%, of total net sales growth. We estimate that severe weather in the Northeast and mid-Atlantic during the first quarter negatively impacted net sales by approximately $2,000. Inflation increased meaningfully for the 26 weeks ended June 27, 2014, particularly in the protein, dairy and cheese categories, and was approximately 5.3% compared to 3.6% for the 26 weeks ended June 27, 2013.

Gross Profit

Gross profit increased approximately 24.3%, or $19,285, to $98,481 for the 26 weeks ended June 27, 2014, from $79,196 for the 26 weeks ended June 28, 2013. Gross profit margin decreased approximately 98 basis points to 24.6% from 25.6% for the 26 week period ended June 27, 2014. This decrease in profit margin was due in large part to significant inflation in the protein category, particularly at our Allen Brothers subsidiary, which we were unable to pass on to our customers, and to the shift in product mix related to the acquisition of Allen Brothers, offset in part by the contribution from Qzina.

Operating Expenses

Total operating expenses increased by approximately 38.4%, or $23,932, to $86,175 for the 26 weeks ended June 27, 2014 from $62,243 for the 26 weeks ended June 28, 2013. As a percentage of net sales, operating expenses were 21.5% in the first 26 weeks of 2014 compared to 20.1% in the first 26 weeks of 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to the Company’s recently acquired Allen Brothers subsidiary, increased investments in management infrastructure and information technology initiatives, integration costs related to the Company’s recently acquired businesses and investigation costs related to the previously disclosed accounting issue at the Company’s Michael’s Finer Meats subsidiary.

Operating Income

Operating income decreased by approximately 27.4%, or $4,647, to $12,306 for the 26 weeks ended June 27, 2014 from $16,953 for the 26 weeks ended June 28, 2013. As a percentage of net sales, operating income decreased to 3.1% for the 26 weeks ended June 27, 2014 from 5.5% for the 26 weeks ended June 28, 2013. The decrease in operating income as a percentage of net sales was driven by lower gross profit margin and higher operating expenses as discussed above.

Interest Expense

Total interest expense increased $897 to $4,167 for the 26 weeks ended June 27, 2014 from $3,270 for the 26 weeks ended June 28, 2013. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions as well as the higher interest rate on our $100,000 of senior secured notes.

Provision for Income Taxes

For the 26 weeks ended June 27, 2014, we recorded an effective income tax rate of 41.0%. For the 26 weeks ended June 28, 2013, our effective income tax rate was 41.6%.

Net Income

Reflecting the factors described above, net income decreased $3,185 to $4,808 for the 26 weeks ended June 27, 2014, compared to net income of $7,993 for the 26 weeks ended June 28, 2013.

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

Under the NMTC Loan, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. We may prepay the NMTC Loan, in whole or in part, in $100 increments.

For more information regarding the NMTC Loan, see Note 9 to the consolidated financial statements appearing elsewhere in this report.

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement. On July 23, 2014, the Borrowers, Chase and the lenders from time to time party thereto entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement to (i) permit a subsidiary of the Company to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, Nevada and (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 1 to the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of June 27, 2014, we had $136,180 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly periods ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (B) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter.

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’sFiner Meats, LLC, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Notes. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Notes. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Notes. On July 23, 2014, the Borrowers and Guarantors entered into an Amendment No. 1 to the Note Purchase and Guarantee Agreement to (i) permit a subsidiary of the Company to incur up to $15,000 of indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse in Las Vegas, Nevada and (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Note Purchase and Guarantee Agreement from $5,000 to $10,000.

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

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2014 will be approximately $32,260, of which $5,578 has been funded with the restricted cash from the NMTC Loan and $2,145 will be funded through a software financing arrangement. The significant increase in projected capital expenditures in fiscal 2014 is being driven by the renovation and expansion of our new Bronx, NY distribution facility, the renovation and expansion of our new Las Vegas, NV distribution facility, implementation of our JD Edwards ERP system which we believe will be completed in fiscal 2014 and our building out of our new Chicago, IL distribution facility. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $3,043 for 26 weeks ended June 27, 2014, a decrease of $17,775 from the $20,818 provided by operations for 26 weeks ended June 28, 2013. The primary reasons for the decrease in net cash provided by operations were decreased net income of $3,185, a decrease in cash provided from non-cash charges of $420, an increase in cash used for working capital of $12,128 and an increase in cash used for other assets and liabilities of $2,042. The increase in cash used for working capital is due to increased cash used for payables of $9,710, an increase in cash used for receivables of $6,710 and increase in cash used for inventory of $2,964, offset by an increase in cash provided by prepaids and other assets of $7,256.

Net cash used in investing activities was $10,243 for 26 weeks ended June 27, 2014, a decrease of $47,086 from the net cash used in investing activities of $57,329 for the 26 weeks ended June 28, 2013. The decrease in net cash used was due to the fact that we had no acquisitions in the 26 weeks ended June 27, 2014, offset by increased capital expenditures of $6,985.

Net cash provided by financing activities was $1,900 for the 26 weeks ended June 27, 2014, a decrease of $36,692 from the $38,592 provided by financing activities for the 26 weeks ended June 28, 2013. Proceeds from our Senior Secured Notes offering in 2013 were used to pay off our revolving credit facility and fund the Qzina acquisition.

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

Off-Balance Sheet Arrangements

As of June 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $83,496 and $76,413, net of the allowance for doubtful accounts of $3,997 and $3,642, as of June 27, 2014 and December 27, 2013, respectively.

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

In 2013, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the 26 weeks ended June 27, 2014. Total goodwill as of June 27, 2014 and December 27, 2013 was $79,217 and $78,026, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2014 or 2013 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 27, 2014 and December 27, 2013 were $54,495 and $57,450, respectively.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into the Amended and Restated Credit Agreement. Each of the Credit Agreement and Amended and Restated Credit Agreement is described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of June 27, 2014, we had an aggregate $35,080 of indebtedness outstanding under the Revolving Credit Facility, Term Loan Facility and software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $207 per annum, holding other variables constant.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 29, 2014 to April 25, 2014	302	$20.82	—	—
April 26, 2014 to May 23, 2014	1,767	$19.39	—	—
May 24, 2014 to June 27, 2014	—	$—	—	—
Total	2,069	$19.60	—	—

(1)	During the thirteen weeks ended June 27, 2014, we withheld 2,069 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 28, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2014.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

August 6, 2014	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

