Form 10-Q
period 2014-09-26
Chefs' Warehouse, Inc.
filed 2014-11-05
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Number of shares of common stock, par value $.01 per share, outstanding at October 31, 2014: 25,057,511

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs' Warehouse, Inc. (the "Company") that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company's and its customers' sensitivity to general economic conditions, including the current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company's vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company's specialty food products; the ability to effectively price the Company's specialty food products and reduce the Company's expenses; the relatively low margins of the foodservice distribution industry and the Company's sensitivity to inflationary and deflationary pressures; the Company's ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company's ability to deploy the remaining net proceeds from its September 2013 common stock offering within the time frame currently contemplated; the Company's ability to open, and begin servicing customers from, a new Chicago distribution center and the expenses associated therewith; increased fuel costs and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company's management team and the Company's ability to replace such personnel; the strain on the Company's infrastructure and resources caused by its growth; the Company's ability to recover its losses related to the accounting issue at its Michael's Finer Meats subsidiary from the former owners of that business; the results of the Company's continuing investigation into the accounting issue involving its Michael's Finer Meats subsidiary; and other risks and uncertainties included under the heading "Risk Factors" in our Annual Report on Form 10-K filed on March 12, 2014 with the Securities and Exchange Commission (the "SEC") and other reports filed by the Company with the SEC since that date.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 26, 2014 (unaudited)	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,157	$20,014
Accounts receivable, net of allowance of $4,766 in 2014 and $3,642 in 2013	88,299	76,413
Inventories, net	70,553	64,710
Deferred taxes, net	3,635	2,708
Prepaid expenses and other current assets	11,091	16,250
Total current assets	178,735	180,095
Restricted cash	—	5,578
Equipment and leasehold improvements, net	40,633	27,589
Software costs, net	4,701	2,265
Goodwill	77,532	78,026
Intangible assets, net	52,948	57,450
Other assets	3,683	3,755
Total assets	$358,232	$354,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,082	$33,925
Accrued liabilities	16,420	15,803
Accrued compensation	6,209	5,996
Current portion of long-term debt	7,252	6,867
Total current liabilities	61,963	62,591
Long-term debt, net of current portion	137,565	140,847
Deferred taxes, net	8,580	8,338
Other liabilities and deferred credits	8,929	10,917
Total liabilities	217,037	222,693
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 26, 2014 and December 27, 2013	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 25,051,361 and 25,032,216 shares issued and outstanding September 26, 2014 and December 27, 2013, respectively	251	250
Additional paid in capital	97,518	96,973
Cumulative foreign currency translation adjustment	(646)	(214)
Retained earnings	44,072	35,056
Stockholders’ equity	141,195	132,065
Total liabilities and stockholders’ equity	$358,232	$354,758

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	September 26, 2014	September 27, 2013
Net sales	$208,070	$170,581
Cost of sales	157,377	126,624
Gross profit	50,693	43,957
Operating expenses	41,660	34,522
Operating income	9,033	9,435
Interest expense	1,896	2,328
Loss on asset disposal	5	—
Income before income taxes	7,132	7,107
Provision for income tax expense	2,925	2,947
Net income	$4,207	$4,160
Other comprehensive (loss) income:
Foreign currency translation adjustments	(394)	142
Comprehensive income	$3,813	$4,302
Net income per share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20
Weighted average common shares outstanding:
Basic	24,649,837	20,928,148
Diluted	24,845,899	21,145,159

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	39 Week Period Ended
	September 26, 2014	September 27, 2013
Net sales	$608,397	$480,158
Cost of sales	459,234	357,068
Gross profit	149,163	123,090
Operating expenses	127,824	96,701
Operating income	21,339	26,389
Interest expense	6,063	5,598
(Gain) loss on asset disposal	(6)	4
Income before income taxes	15,282	20,787
Provision for income tax expense	6,266	8,633
Net income	$9,016	$12,154
Other comprehensive loss:
Foreign currency translation adjustments	(432)	(195)
Comprehensive income	$8,584	$11,959
Net income per share:
Basic	$0.37	$0.58
Diluted	$0.36	$0.58
Weighted average common shares outstanding:
Basic	24,631,934	20,819,209
Diluted	24,845,212	21,052,560

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Week Period Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$9,016	$12,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,230	1,925
Amortization	4,405	3,537
Provision for allowance for doubtful accounts	759	443
Deferred credits	(50)	282
Deferred taxes	(1,071)	228
Amortization of deferred financing fees	640	405
Stock compensation	1,032	892
Change in fair value of earnouts	324	49
(Gain) loss on asset disposal	(6)	4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,482)	(2,136)
Inventories	(6,013)	(1,262)
Prepaid expenses and other current assets	5,152	(133)
Accounts payable and accrued liabilities	(2,696)	(1,448)
Other liabilities	(92)	26
Other assets	(520)	(218)
Net cash provided by operating activities	628	14,748
Cash flows from investing activities:
Capital expenditures	(15,775)	(5,660)
Proceeds from asset disposals	50	—
Purchase price adjustment (Cash paid for acquisitions, net of cash received)	400	(54,364)
Net cash used in investing activities	(15,325)	(60,024)
Cash flows from financing activities:
Payment of debt	(5,211)	(3,652)
Net proceeds from secondary offering	—	75,060
Proceeds from senior secured notes	—	100,000
Payment of deferred financing fees	—	(1,230)
Surrender of shares to pay withholding taxes	(486)	(270)
Change in restricted cash	5,578	4,800
Borrowings under revolving credit line	—	70,800
Payments under revolving credit line	—	(145,800)
Net cash (used in) provided by financing activities	(119)	99,708
Effect of foreign currency on cash and cash equivalents	(41)	66
Net (decrease) increase in cash and cash equivalents	(14,857)	54,498
Cash and cash equivalents-beginning of period	20,014	118
Cash and cash equivalents-end of period	$5,157	$54,616
Supplemental cash flow disclosures:
Cash paid for income taxes	$8,785	$9,160
Cash paid for interest	$5,957	$4,047
Noncash investing activity:
Software financing	$2,304	$1,944

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 26, 2014 and for the 13 weeks and 39 weeks ended September 26, 2014 and September 27, 2013 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the condensed consolidated accounts of The Chefs' Warehouse, Inc. (the "Company") and its direct and indirect wholly owned subsidiaries. The Company's quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one segment, food product distribution. The Company's customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries, bakeries, chocolatiers, cruise lines, casinos, culinary schools, specialty food stores and, in the case of the Company's Allen Brothers 1893, LLC ("Allen Brothers") subsidiary, individual customers.

Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2014, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 and 39 weeks ended September 26, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net income	$4,207	$4,160	$9,016	$12,154
Net income per share:
Basic	$0.17	$0.20	$0.37	$0.58
Diluted	$0.17	$0.20	$0.36	$0.58
Weighted average common shares:
Basic	24,649,837	20,928,148	24,631,934	20,819,209
Diluted	24,845,899	21,145,159	24,845,212	21,052,560

Reconciliation of net income per common share:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Numerator:
Net income	$4,207	$4,160	$9,016	$12,154
Denominator:
Weighted average basic common shares outstanding	24,649,837	20,928,148	24,631,934	20,819,209
Dilutive effect of unvested common shares	196,062	217,011	213,278	233,351
Weighted average diluted common shares outstanding	24,845,899	21,145,159	24,845,212	21,052,560

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

Assets and Liabilities Measured at Fair Value

As of September 26, 2014 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Queensgate Foodservice (“Queensgate”) and Allen Brothers acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $984 and $6,622 at September 26, 2014, respectively, for Queensgate and Allen Brothers. These liabilities are reflected in accrued liabilities and other liabilities on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 27, 2013, the contingent earnout liabilities for the Queensgate and Allen Brothers acquisitions were $960 and $6,322, respectively, and were reflected in other liabilities on the balance sheet. The increases in the earn-out liabilities resulted in increases in operating expenses of $65 and $324 for the 13 and 39 weeks ended September 26, 2014, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the term loan approximated its book value as of September 26, 2014 and December 27, 2013, as this instrument had a variable interest rate that reflected the current market rate. The carrying amount of the Company’s senior secured notes at September 26, 2014 and December 27, 2013 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

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

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,139 (subject to customary working capital adjustments), of which $23,939 was paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $9,200 represents pension withdrawal liabilities of $2,878 assumed by the Company and contingent earnout consideration with a present value of $6,322 as of the closing, to be paid upon the achievement of certain EBITDA and revenue milestones over the four-year period following the closing. At December 11, 2013, the Company estimated the fair value of this contingent consideration to be $6,322 based upon the most likely expected payout. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $6,622 at September 26, 2014. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 10 years. Goodwill for the Allen Brothers acquisition will be amortized over 15 years for tax purposes.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,396, net of $578 of cash, and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. In the third quarter of 2014, the Company received a settlement of $491 from the prior owners of Qzina directly related to disputes regarding the working capital adjustment. The Company reduced goodwill by $400 and used $91 to offset legal fees that were incurred in connection with the dispute. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Qzina as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which will be amortized over 20 years, customer relationships, which will be amortized over 20 years, and covenants not to compete, which will be amortized over 2-5 years. Goodwill for the Qzina acquisition will not be deductible for tax purposes.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate, a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,934, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. Additionally, the purchase price may have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. At December 31, 2012, the Company estimated the fair value of this contingent consideration to be $2,118 based upon the most likely expected payout. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $984 at September 26, 2014. Queensgate did not meet the targeted EBITDA thresholds requiring payment for fiscal 2013 results, and the liability for this portion of the earnout was taken into income during 2013. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

In the third quarter of fiscal 2014, the Company received a payment of approximately $1,500 from the former owners of Michael’s Finer Meats (“Michael’s”), which the Company acquired in August 2012, related to the settlement of a dispute associated with the inventory issues we experienced at Michael’s. This settlement was recorded as a reduction of operating expenses.

The table below details the assets and liabilities acquired as part of the acquisitions of Allen Brothers, which was effective as of December 9, 2013, Qzina, which was effective as of May 1, 2013 and Queensgate, which was effective as of December 31, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Allen Brothers	Qzina	Queensgate
Current assets (includes cash acquired)	$15,797	$22,498	$4,140
Customer relationships	—	6,070	1,520
Trademarks	—	4,411	—
Goodwill	10,952	5,445	15,243
Other intangibles	9,275	—	—
Non-compete agreement	—	2,480	2,920
Fixed assets	4,518	906	1,909
Other assets	33	—	—
Deferred tax liability	—	(4,302)	(863)
Capital leases	—	(137)	—
Earn-out liability	(6,322)	—	(2,118)
Pension exit liability	(2,878)	—	—
Unfavorable leases	—	(6)	—
Current liabilities	(7,436)	(5,391)	(817)
Cash purchase price	$23,939	$31,974	$21,934

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

	13 Weeks Ended	39 Weeks Ended
	September 27, 2013	September 27, 2013

Net sales	$188,634	$556,100

Income before provision for income taxes	7,220	21,479

Note 5—Inventory

Inventory consists of finished product and is recorded on a first-in, first-out basis. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,054 and $683 at September 26, 2014 and December 27, 2013, respectively.

Note 6—Restricted Cash

On April 26, 2012, Dairyland HP LLC (“DHP”) entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY distribution facility. As of September 26, 2014, these funds have been fully utilized. Prior to their use, the proceeds from this loan were reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 9.

Note 7—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 26, 2014	December 27, 2013
Land	Indefinite	$1,464	$1,464
Buildings	20 years	3,672	3,672
Machinery and equipment	5-10 years	7,218	7,111
Computers, data processing and other equipment	3-7 years	6,265	6,006
Leasehold improvements	7-15 years	9,039	9,091
Furniture and fixtures	7 years	887	622
Vehicles	5 years	969	1,001
Other	7 years	95	95
Construction-in-process		28,532	14,414
		58,141	43,476
Less: accumulated depreciation and amortization		(17,508)	(15,887)
Equipment and leasehold improvements, net		$40,633	$27,589

Construction-in-process at September 26, 2014 and December 27, 2013 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its JD Edwards ERP system. The Company expects to spend approximately $14,000 in addition to what was already spent to complete these projects by the middle of 2015.

At September 26, 2014 and December 27, 2013, the Company had $820 of equipment and vehicles financed by capital leases. The Company recorded depreciation of $68 and $52 on these assets during the 13 weeks ended September 26, 2014 and September 27, 2013, respectively, and $205 and $159 on these assets during the 39 weeks ended September 26, 2014 and September 27, 2013, respectively.

Depreciation expense on equipment and leasehold improvements was $207 and $520 for the 13 weeks ended September 26, 2014 and September 27, 2013, respectively, and $1,477 and $1,597 for the 39 weeks ended September 26, 2014 and September 27, 2013, respectively.

Gross capitalized software costs were $6,820 at September 26, 2014 and $3,837 at December 27, 2013. Capitalized software is recorded net of accumulated amortization of $2,120 and $1,572 at September 26, 2014 and December 27, 2013, respectively. Depreciation expense on software was $375 and $55 for the 13 weeks ended September 26, 2014 and September 27, 2013, respectively, and $548 and $169 for the 39 weeks ended September 26, 2014 and September 27, 2013, respectively.

During the 13 weeks ended September 26, 2014 and September 27, 2013, the Company incurred interest expense of $1,896 and $2,238, respectively. The Company capitalized interest expense of $265 and $27, respectively, during the same periods. During the 39 weeks ended September 26, 2014 and September 27, 2013, the Company incurred interest expense of $6,063 and $5,598, respectively. The Company capitalized interest expense of $507 and $55, respectively, during the same periods. Capitalized interest related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 8—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2012	$45,359
Goodwill increases	32,719
Foreign currency translation	(52)
Carrying amount as of December 27, 2013	78,026
Goodwill decreases	(455)
Foreign currency translation	(39)
Carrying amount as of September 26, 2014	$77,532

Other intangible assets consist of customer relationships, which are amortized over a period ranging from 6 to 13 years, trademarks, which are amortized over a period ranging from 1 to 20 years, and non-compete agreements, which are amortized over a period of 2 to 6 years. Other intangible assets consisted of the following at September 26, 2014 and December 27, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
September 26, 2014
Customer relationships	$29,302	$(6,082)	$23,220
Non-compete agreements	7,131	(2,471)	4,660
Other amortizable intangibles	9,275	(748)	8,527
Trademarks	18,705	(2,164)	16,541
Total	$64,413	$(11,465)	$52,948
December 27, 2013
Customer relationships	$29,438	$(4,199)	$25,239
Non-compete agreements	7,131	(1,412)	5,719
Other amortizable intangibles	9,275	(54)	9,221
Trademarks	18,804	(1,533)	17,271
Total	$64,648	$(7,198)	$57,450

Amortization expense for other intangibles was $1,468 and $1,235 for the 13 weeks ended September 26, 2014 and September 27, 2013, respectively, and $4,405 and $3,537 for the 39 weeks ended September 26, 2014 and September 27, 2013, respectively.

Estimated amortization expense for other intangibles for the 52 weeks ended December 26, 2014 and each of the next four fiscal years and thereafter is as follows:

2014	$5,874
2015	5,850
2016	5,830
2017	5,794
2018	4,655
Thereafter	29,350
Total	$57,353

Note 9—Debt Obligations

Debt obligations as of September 26, 2014 and December 27, 2013 consisted of the following:

	September 26, 2014	December 27, 2013
Senior secured notes	$100,000	$100,000
Term loan	28,500	33,000
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	5,317	3,714
Total debt obligations	144,817	147,714
Less: current installments	(7,252)	(6,867)
Total debt obligations excluding current installments	$137,565	$140,847

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

On April 26, 2012, DHP entered into a financing arrangement under the NMTC program under the Code, pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, NY facility, which construction is required under the lease agreement related to such facility. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

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

The final maturity of the Credit Facilities remains April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the Term Loan on June 30, September 30, December 31 and March 31 of each year, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

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

On April 17, 2013, the Borrowers issued $100,000 in guaranteed senior secured notes (the “Notes”) to The Prudential Insurance Company of America and certain of its affiliates (collectively the “Prudential Entities”), through a private placement transaction pursuant to a Note Purchase and Guarantee Agreement among the Borrowers, the Notes Guarantors (as defined below) and the Prudential Entities (the “Note Purchase and Guarantee Agreement”). The Notes bear an annual interest rate of 5.9% and mature in 2023. The Notes must be repaid in two equal installments of $50,000. The first payment is due on April 17, 2018. The second payment is due at maturity on April 17, 2023. The proceeds from the private placement of the Notes were used to repay borrowings under the Revolving Credit Facility. The Notes have financial covenants that are substantially similar to the financial covenants for the Amended and Restated Credit Agreement and are guaranteed by the Guarantors including those of the Company’s subsidiaries added as Guarantors following the issuance of the Notes (collectively, the “Notes Guarantors”).

On July 23, 2014, the Borrowers, Chase and the lenders that are party to the Amended and Restated Credit Agreement entered into Amendment No. 1 (“Amendment No. 1 to the Credit Agreement”) to the Amended and Restated Credit Agreement to permit a subsidiary of the Company to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, NV and to increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 1 to the Credit Agreement.

On July 23, 2014, the Borrowers, the Notes Guarantors and the Prudential Entities entered into Amendment No. 1 to the Note Purchase and Guarantee Agreement to permit a subsidiary of the Company to incur up to $15,000 of indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse in Las Vegas, NV and to increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Note Purchase and Guarantee Agreement from $5,000 to $10,000.

On November 4, 2014, the Borrowers, Chase and the lenders that are party to the Amended and Restated Credit Agreement entered into Amendment No. 2 (“Amendment No. 2 to the Credit Agreement”) to the Amended and Restated Credit Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Amended and Restated Credit Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 2 to the Credit Agreement.

On November 4, 2014, the Borrowers, the Notes Guarantors and the Prudential Entities entered into Amendment No. 2 (“Amendment No. 2 to the Note Purchase and Guarantee Agreement”) to the Note Purchase and Guarantee Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Note Purchase and Guarantee Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth.

As of September 26, 2014, the Borrowers and Guarantors were in compliance with all debt covenants under the Credit Agreement, the Notes and the related Note Purchase and Guarantee Agreement (in each case as amended by Amendment No. 2 to the Credit Agreement and Amendment No. 2 to the Note Purchase and Guarantee Agreement), DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $4,845 of the Revolving Credit Facility for the issuance of letters of credit. As of September 26, 2014, funds totaling $135,155 were available for borrowing under the Revolving Credit Facility.

Note 10—Stockholders’ Equity

During the first 39 weeks of 2014, the Company granted 69,604 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $20.60 each. Of these awards, 27,201 were performance-based grants. The Company recognized no expense on the performance-based grants during the first 39 weeks of 2014 as it is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over two to four years. During the 13 and 39 weeks ended September 26, 2014, the Company recognized expense totaling $117 and $201, respectively, on these time-based RSAs.

During the 13 and 39 weeks ended September 26, 2014, the Company recognized $197 and $831, respectively, of expense for RSAs issued in prior years.

At September 26, 2014, the Company had 395,068 of unvested RSAs outstanding. At September 26, 2014, the total unrecognized compensation cost for these unvested RSAs was $6,393, and the weighted-average remaining useful life was approximately 13 months. Of this total, $2,669 related to RSAs with time-based vesting provisions and $3,724 related to RSAs with performance-based vesting provisions. At September 26, 2014, the weighted-average remaining useful lives were approximately 17 months for time-based vesting RSAs and 9 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of September 26, 2014, there were 1,058,668 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 11—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $384 and $1,152, respectively, during the 13 and 39 weeks ended September 26, 2014 and September 27, 2013. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which we recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility leased by Dairyland from The Chefs’ Warehouse Leasing Co., LLC. The Chefs’ Warehouse Leasing Co., LLC leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement, Dairyland and two of the Company’s other subsidiaries are required to act as conditional guarantors of The Chefs’ Warehouse Leasing Co., LLC’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,484 at September 26, 2014. On July 1, 2005, the Company entered into a consent and release agreement with the mortgagee in which the entity guarantors were conditionally released from their respective obligations. The Company and the entity guarantors continue to be in compliance with the specified conditions. The Chefs’ Warehouse Leasing Co., LLC has the ability to opt out of its lease agreement with the New York City Industrial Development Agency by giving 60 days’ notice. This action would cause the concurrent reduction in the term of the sublease with Dairyland to December 2014.

One of our non-employee directors, Stephen Hanson, was the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company until December 2013. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased approximately $835 and $916, respectively, of products during the 13 weeks ended September 26, 2014 and September 27, 2013 and approximately $2,791 and $2,613, respectively, of products during the 39 weeks ended September 26, 2014 and September 27, 2013.

Each of Christopher Pappas and John Pappas owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $29 and $44, respectively, of products from the Company during the 13 weeks ended September 26, 2014 and September 27, 2013 and approximately $113 and $146, respectively, of products during the 39 weeks ended September 26, 2014 and September 27, 2013. Messrs. C. Pappas and J. Pappas have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

Note 12—Subsequent Event

On November 3, 2014, the Company finalized the purchase price of Allen Brothers with the prior owners. This will result in the Company receiving approximately $1,750 from escrow and $397 directly from the prior owners. These reimbursements have not been reflected in the financial statements.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”) in August 2012 and Allen Brothers in December 2013, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On December 11, 2013, the Company’s wholly owned subsidiary, Allen Brothers, acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illiniois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to nearly 400 of the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is expected to be approximately $33,139 (subject to customary working capital adjustments), of which approximately $23,939 was paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $9,200 represents pension withdrawal liabilities of $2,878 assumed by the Company and contingent earnout consideration with a present value of $6,322 as of the closing, to be paid upon the achievement of certain EBTIDA and revenue milestones over the four-year period following the closing.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina, a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the United States and Canada. The total purchase price for Qzina was approximately $31,396, net of $578 cash, and was funded with borrowings under the revolving credit facility portion of our Amended and Restated Credit Agreement. In the third quarter of 2014, the Company received a settlement of $491 from the prior owners of Qzina directly related to disputes regarding the working capital adjustment. The Company reduced goodwill by $400 and used $91 to offset legal fees that were incurred in connection with the dispute.

On December 31, 2012, the Company acquired substantially all of the assets of Queensgate, a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens the Company’s foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed in August 2012. The purchase price for Queensgate was approximately $21,934 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. The purchase price may be increased by up to $2,400 based upon the achievement of certain EBITDA milestones in fiscal 2013 and 2014. Queensgate did not meet the targeted EBITDA thresholds requiring payment for fiscal 2013 results, and the liability for this portion of the earnout was taken into income during 2013.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 674,000 square feet in twenty distribution facilities and have invested significantly in infrastructure and management in the second half of fiscal 2013 and the first nine months of fiscal 2014.

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

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced in the first nine months of 2014 and portions of 2013, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When the rate of inflation declines or we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	75.6%	74.2%	75.5%	74.4%
Gross Profit	24.4%	25.8%	24.5%	25.6%
Operating Expenses	20.0%	20.2%	21.0%	20.1%
Operating Income	4.4%	5.6%	3.5%	5.5%
Other Expense:
Interest Expense	0.9%	1.4%	1.0%	1.2%
Total Other Expense	0.9%	1.4%	1.0%	1.2%
Income Before Income Taxes	3.5%	4.2%	2.5%	4.3%
Provision for Income Taxes	1.4%	1.7%	1.0%	1.8%
Net Income	2.1%	2.5%	1.5%	2.5%

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

13 Weeks Ended September 26, 2014 Compared to 13 Weeks Ended September 27, 2013

Net Sales

Our net sales for the 13 weeks ended September 26, 2014 increased approximately 22.0%, or $37,489, to $208,070 from $170,581 for the 13 weeks ended September 27, 2013. The increase in net sales was primarily the result of the acquisition of Allen Brothers, as well as organic sales growth in the Company’s other businesses. Allen Brothers contributed approximately $19,513, or 11.4%, to net sales growth for the quarter. Organic growth contributed approximately $17,976, or 10.6%, to our year over year growth. Inflation continued to increase sequentially during the quarter, particularly in the dairy, cheese and protein categories, and was approximately 5.6% for the 13 weeks ended September 26, 2014 compared with 2.7% for the comparable period in 2013.

Gross Profit

Gross profit increased approximately 15.3%, or $6,736, to $50,693 for the 13 weeks ended September 26, 2014, from $43,957 for the 13 weeks ended September 27, 2013. Gross profit margin decreased approximately 143 basis points to 24.4% from 25.8% for the third quarter of 2014. This decrease was due in large part to the shift in product mix toward more proteins, as well as the performance of Allen Brothers. Gross profit margins were also negatively impacted by inflation, most significantly in the dairy category, a portion of which we were unable to pass through to customers.

Operating Expenses

Total operating expenses increased by approximately 20.7%, or $7,138, to $41,660 for the 13 weeks ended September 26, 2014 from $34,522 for the 13 weeks ended September 27, 2013. As a percentage of net sales, operating expenses were 20.0% in the third quarter of 2014 compared to 20.2% in the third quarter of 2013. The decrease in our operating expense ratio is primarily attributable to the recovery of approximately $1,500 related to a settlement with the former owners of Michael’s associated with the inventory issues we previously experienced at Michael’s, offset by higher net shipping costs and catalog promotion costs related to the Company’s Allen Brothers subsidiary and increased investments in information technology initiatives.

Operating Income

Operating income decreased by approximately 4.3%, or $402, to $9,033 for the 13 weeks ended September 26, 2014 from $9,435 for the 13 weeks ended September 27, 2013. This is reflective of the increase in gross profit offset by increased operating expenses as discussed above. As a percentage of net sales, operating income decreased to 4.4% for the 13 weeks ended September 26, 2014 from 5.6% for the 13 weeks ended September 27, 2013.

Interest Expense

Total interest expense decreased $432 to $1,896 for the 13 weeks ended September 26, 2014 from $2,328 for the 13 weeks ended September 27, 2013. This decrease can be attributed to increased capitalized interest on the build out of our new distribution centers in Bronx, NY and Las Vegas, NV.

Provision for Income Taxes

For the 13 weeks ended September 26, 2014, we recorded an effective income tax rate of 41.0%. For the 13 weeks ended September 27, 2013, our effective income tax rate was 41.5%.

Net Income

Reflecting the factors described above, net income increased $47 to $4,207 for the 13 weeks ended September 26, 2014, compared to net income of $4,160 for the 13 weeks ended September 26, 2013.

39 Weeks Ended September 26, 2014 Compared to 39 Weeks Ended September 27, 2013

Net Sales

Our net sales for the 39 weeks ended September 26, 2014 increased approximately 26.7%, or $128,239, to $608,397 from $480,158 for the 39 weeks ended September 27, 2013. The increase in net sales was primarily the result of the acquisitions of Qzina and Allen Brothers, as well as organic sales growth. These acquisitions contributed approximately $81,917, or 17.1%, to net sales growth for the 39 week period. Organic growth contributed the remaining approximately $46,322, or 9.7%, of total net sales growth. Inflation increased meaningfully for the 39 weeks ended September 26, 2014, particularly in the protein, dairy and cheese categories, and was approximately 5.4% for the 39 weeks ended September 26, 2014 compared to 3.3% for the comparable period in fiscal 2013.

Gross Profit

Gross profit increased approximately 21.2%, or $26,073, to $149,163 for the 39 weeks ended September 26, 2014, from $123,090 for the 39 weeks ended September 27, 2013. Gross profit margin decreased approximately 114 basis points to 24.5% from 25.6% for the 39 week period ended September 26, 2014. This decrease in profit margin was due in large part to the shift in product mix toward more proteins. In addition, we experienced significant inflation, particularly in the protein category at our Allen Brothers subsidiary, a portion of which we were unable to pass on to our customers.

Operating Expenses

Total operating expenses increased by approximately 32.2%, or $31,123, to $127,824 for the 39 weeks ended September 26, 2014 from $96,701 for the 39 weeks ended September 27, 2013. As a percentage of net sales, operating expenses were 21.0% in the first 39 weeks of 2014 compared to 20.1% in the first 39 weeks of 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to the Company’s Allen Brothers subsidiary, increased investments in management infrastructure and information technology initiatives and integration costs related to the Company’s recently acquired businesses. These increases were offset in part by the recovery of approximately $1,500 related to the settlement with the prior owners of Michael’s of a dispute associated with the inventory issues we previously experienced at Michael’s.

Operating Income

Operating income decreased by approximately 19.1%, or $5,050, to $21,339 for the 39 weeks ended September 26, 2014 from $26,389 for the 39 weeks ended September 27, 2013. As a percentage of net sales, operating income decreased to 3.5% for the 39 weeks ended September 26, 2014 from 5.5% for the 39 weeks ended September 27, 2013. The decrease in operating income as a percentage of net sales was driven by lower gross profit margin and higher operating expenses as discussed above.

Interest Expense

Total interest expense increased $465 to $6,063 for the 39 weeks ended September 26, 2014 from $5,598 for the 39 weeks ended September 27, 2013. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions as well as the higher interest rate on our $100,000 of senior secured notes.

Provision for Income Taxes

For the 39 weeks ended September 26, 2014, we recorded an effective income tax rate of 41.0%. For the 39 weeks ended September 27, 2013, our effective income tax rate was 41.5%.

Net Income

Reflecting the factors described above, net income decreased $3,138 to $9,016 for the 39 weeks ended September 26, 2014, compared to net income of $12,154 for the 39 weeks ended September 27, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of fiscal 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of fiscal 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,037 after deducting underwriters’ fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then-outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used $23,939 of these proceeds to finance our acquisition of Allen Brothers. We have also used a portion of the proceeds to make principal payments on our Term Loan (as defined below). The remaining portion of the net proceeds is currently being held as cash and cash equivalents for use in general corporate purposes, including as possible consideration for future acquisitions. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

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

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A., provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, NY facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHP’s leasehold interest in our Bronx, NY facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

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

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement. On July 23, 2014, the Borrowers, Chase and the lenders from time to time party thereto entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement to (i) permit a subsidiary of the Company to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, NV and (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 1 to the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of September 26, 2014, we had $135,155 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Borrowings under the Amended and Restated Credit Agreement bear interest at our option at either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Leverage Ratio (as defined below), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Leverage Ratio. The LIBO rate is the rate for eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The Amended and Restated Credit Agreement includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than 1.25 to 1.00 for the quarterly periods ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (B) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter. On November 4, 2014, the Borrowers, Chase and the lenders that are party to the Amended and Restated Credit Agreement entered into Amendment No. 2 (“Amendment No. 2 to the Credit Agreement”) to the Amended and Restated Credit Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Amended and Restated Credit Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 2 to the Credit Agreement.

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Notes. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Notes. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Notes.

On July 23, 2014, the Borrowers, the Notes Guarantors and the Prudential Entities entered into an Amendment No. 1 to the Note Purchase and Guarantee Agreement to (i) permit a subsidiary of the Company to incur up to $15,000 of indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse in Las Vegas, NV and (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Note Purchase and Guarantee Agreement from $5,000 to $10,000. On November 4, 2014, the Borrowers, the Notes Guarantors and the Prudential Entities entered into Amendment No. 2 to the Note Purchase and Guarantee Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Note Purchase and Guarantee Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth.

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

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2014 will be approximately $32,260, of which $5,578 has been funded with the restricted cash from the NMTC Loan and $2,304 will be funded through a software financing arrangement. The significant increase in projected capital expenditures in fiscal 2014 when compared to 2013 is being driven by the renovation and expansion of our new Bronx, NY distribution facility, the renovation and expansion of our new Las Vegas, NV distribution facility, implementation of our JD Edwards ERP system which we believe will be completed in fiscal 2014 and our building out of our new Chicago, IL distribution facility. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $628 for the 39 weeks ended September 26, 2014, a decrease of $14,120 from the $14,748 provided by operations for the 39 weeks ended September 27, 2013. The primary reasons for the decrease in net cash provided by operations were decreased net income of $3,138 and an increase in cash used for working capital of $11,060. The increase in cash used for working capital is due to increased cash used for receivables of $10,346, an increase in cash used for inventory of $4,751 and an increase in cash used for payables of $1,248, offset by an increase in cash provided by prepaids and other assets of $5,285.

Net cash used in investing activities was $15,325 for the 39 weeks ended September 26, 2014, a decrease of $44,699 from the net cash used in investing activities of $60,024 for the 39 weeks ended September 27, 2013. The decrease in net cash used in investing activities was due to the fact that we had no acquisitions in the 39 weeks ended September 26, 2014, offset by increased capital expenditures of $10,115.

Net cash used in financing activities was $119 for the 39 weeks ended September 26, 2014, a decrease of $99,827 from the $99,708 provided by financing activities for the 39 weeks ended September 27, 2013. Proceeds from our Notes offering and secondary common stock offering in 2013 were used to pay off our revolving credit facility and fund the Qzina acquisition and make principal payments on our Term Loan.

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

Off-Balance Sheet Arrangements

As of September 26, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $88,299 and $76,413, net of the allowance for doubtful accounts of $4,766 and $3,642, as of September 26, 2014 and December 27, 2013, respectively.

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

In 2013, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the 39 weeks ended September 26, 2014. Total goodwill as of September 26, 2014 and December 27, 2013 was $77,532 and $78,026, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2014 or 2013 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 26, 2014 and December 27, 2013 were $52,948 and $57,450, respectively.

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

As of September 26, 2014, we had an aggregate $33,544 of indebtedness outstanding under the Revolving Credit Facility, Term Loan Facility and software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $198 per annum, holding other variables constant.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 28, 2014 to July 25, 2014	6,810	$19.73	—	—
July 26, 2014 to August 22, 2014	2,124	$17.51	—	—
August 23, 2014 to September 26, 2014	2,210	$18.55	—	—
Total	11,144	$19.07	—	—

(1)	During the thirteen weeks ended September 26, 2014, we withheld 11,144 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On November 4, 2014, the Borrowers, Chase and the lenders that are party to the Amended and Restated Credit Agreement entered into Amendment No. 2 to the Credit Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Amended and Restated Credit Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth. Each of the Guarantors consented to the Borrowers’ entering into Amendment No. 2 to the Credit Agreement.

On November 4, 2014, the Borrowers, the Notes Guarantors and the Prudential Entities entered into Amendment No. 2 to the Note Purchase and Guarantee Agreement to, among other things, eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio as of September 30, 2014 and to provide that the Fixed Charge Coverage Ratio definition in the Note Purchase and Guarantee Agreement will be appropriately amended to take into account the significant investments the Company has made, and expects to continue to make, in its business to support its growth.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 28, 2014).

10.2	Amendment No. 1, dated as of July 23, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Issuers, The Chefs' Warehouse, Inc., Chefs' Warehouse Parent, LLC, The Chefs' Warehouse Midwest, LLC, Michael's Finer Meats Holdings, LLC, and Michael's Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 28, 2014).

10.3	Amendment No. 2, dated as of November 4, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.4	Amendment No. 2, dated as of November 4, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

November 5, 2014	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

