Form 10-K
period 2014-12-26
Chefs' Warehouse, Inc.
filed 2015-03-11
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 27, 2014): $383,811,187

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2015
Common Stock, $.01 par value per share	25,019,489 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 15, 2015 (Proxy Statement)	Part III

1

THE CHEFS’ WAREHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of The Chefs’ Warehouse, Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, cost management, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of cash distributions to our stockholders in the future, if any, and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•	our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;

•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;

•	we may not be able to successfully or timely complete the pending acquisition of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”) and such failure could adversely impact our business and the market price of our common stock;

•	if we complete the pending acquisition of Del Monte, we may not realize the anticipated benefits of the transaction, which could adversely impact our business and our operating results;

•	we may not achieve the benefits expected from our acquisitions;

•	we may have difficulty managing and facilitating our future growth;

•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network;

•	our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”) and Allen Brothers, Inc. (“Allen Brothers”), as well as our pending acquisition of Del Monte, involves risks that we have not historically faced;

•	our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;

•	damage to our reputation or lack of acceptance of our specialty food products, center-of-the-plate products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations;

•	our customers are generally not obligated to continue purchasing products from us;

•	we have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all;

•	product liability claims could have a material adverse effect on our business, financial condition or results of operations;

•	Fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations;

•	new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations;

•	we have significant competition from a variety of sources, and we may not be able to compete successfully;

•	our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;

•	our ability to raise capital in the future may be limited;

•	we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;

•	information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;

•	our investments in information technology may not produce the benefits that we anticipate;

•	we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;

•	our business operations and future development could be significantly disrupted if we lose key members of our management team;

•	our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future expenses, the costs associated with our self-insured group medical, workers’ compensation liability and auto liability plans may adversely affect our business, financial condition or results of operations;

•	increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business;

•	we are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations;

•	federal, state, provincial and local tax rules in the United States and Canada may adversely impact our business, financial condition or results of operations;

•	an adverse outcome of an ongoing New York state tax audit could have a material adverse effect on our business, financial condition and results of operations;

•	the price of our common stock may be volatile and our stockholders could lose all or a part of their investment;

•	concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions;

•	if securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline;

•	we do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value;

•	our issuance of preferred stock or debt securities could adversely affect holders of our common stock and discourage a takeover; and

•	some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 31,800 stock-keeping units (“SKUs”) from more than 1,600 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers in December 2013, we market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 24, 2010 to December 26, 2014, our net revenues increased from approximately $330 million to approximately $837 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since April 2012, we have completed six acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front purchase prices for these six acquisitions ranged from $2.3 million to $53.5 million, resulting in aggregate up-front cash consideration of more than $153.6 million, which we funded with borrowings under our existing senior secured credit facilities, a portion of which we repaid with proceeds from the issuance of $100.0 million of senior secured notes in April 2013, and the proceeds of our common stock offering completed in September 2013.

Additionally, on January 11, 2015, we entered into a definitive agreement to acquire substantially all of the assets and certain equity interests of Del Monte for approximately $191.2 million (subject to customary working capital adjustments as well as final audited results of the acquired entities), consisting of (i) $127.5 million in cash, which will be funded from cash on hand and additional borrowings under our existing credit arrangements, (ii) 1.2 million shares of our common stock (valued at $22.00 per share), and (iii) $38.3 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share. In addition, we have agreed to pay additional contingent consideration which is expected to total approximately $25.5 million (subject to certain conditions and upon the successful achievement of adjusted EBITDA targets over the six years following the closing of the acquisition). On February 24, 2015, we received notice that we had been granted early termination of the waiting period applicable to our proposed acquisition of Del Monte under federal anti-trust regulations. The transaction is subject to satisfaction of customary closing conditions and is expected to close near the end of the first quarter of 2015 or early in the second quarter of 2015. Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. In addition, Del Monte’s staff of highly-skilled butchers is able to provide fresh, portion-controlled products to satisfy all of their customers’ needs on a fresh, cut-to-order basis.

Excluding our direct-to-consumer business, we currently serve more than 22,600 customer locations in our fourteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. By leveraging an experienced and sophisticated sales force of approximately 335 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 21 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our over 30-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 31,800 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 160 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

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

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 22,600 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than eight years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 335 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 97% in 2014, which we believe is among the highest rates in the foodservice distribution industry. With 21 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 31,800 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 90 years at The Chefs’ Warehouse, its predecessor and other foodservice distribution companies, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders, as well as experienced professionals with expertise in the foodservice distribution industry and in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources.

Our Growth Strategies

We believe substantial organic growth opportunities exist in our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity since our initial public offering reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through our October 2014 acquisition of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor of imported and domestic products, our December 2013 acquisition of Allen Brothers, a leading processor and distributor of premium quality meats, our May 2013 acquisition of Qzina Specialty Foods North America Inc. (“Qzina”), a leading supplier of gourmet chocolate, dessert and pastry products, and our August 2012 acquisition of Michael’s, a specialty protein distributor which specializes in custom cut beef, seafood and other center-of-the-plate products. Additionally, on January 11, 2015, we entered into a definitive agreement to acquire substantially all of the assets and certain equity interests of Del Monte, a supplier of high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products, and, subject to the satisfaction of customary closing conditions, we expect to close the Del Monte transaction near the end of the first quarter of 2015.

Expand our Customer Base Within our Existing Markets. As of December 26, 2014, we served more than 22,600 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Improve our Operating Margins. As we continue to grow, we believe that the investments we are making in our inventory management and logistics platform, along with improved efficiencies that we are working to achieve in our general and administrative functions, should yield both improved customer service and profitability. Utilizing our fleet of delivery trucks, we usually fill customer orders within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service, while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin over time.

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed seven acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities. We are currently in the process of implementing an “integration team” that is dedicated to onboarding new acquisitions as quickly and efficiently as possible. We expect the integration team to help streamline the acquisition process and anticipate that it will enable us to achieve expected benefits and synergies more quickly. Having a team dedicated to integration will help us make sure the people, processes and products we add through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 22,600 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 12% of total net sales for our 2014 fiscal year.

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

We extend credit to virtually all of our non-direct-to-consumer customers on varying terms. Most of our customers have payment terms from 20-60 days. We complete a formal credit assessment of all new non-direct-to-consumer customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Specialty Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 31,800 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The sales mix for the principal product categories for each of the 2014, 2013 and 2012 fiscal years is as follows (dollars in thousands):

	December 26, 2014		December 27, 2013		December 28, 2012

Center of Plate	$311,336	37%	$214,004	32%	$123,047	26%
Dry Goods	169,933	20%	144,591	22%	119,755	25%
Pastries and other Bakery Products	140,865	17%	118,876	18%	64,620	14%
Cheeses	83,065	10%	76,400	11%	69,221	14%
Dairy Products	58,148	7%	47,545	7%	42,982	9%
Oils and Vinegars	56,859	7%	55,736	8%	49,867	10%
Kitchen Supplies	16,419	2%	16,393	2%	10,800	2%
Total	$836,625	100%	$673,545	100%	$480,292	100%

We continuously evaluate potential additions to our product portfolio based on both existing and anticipated trends in the culinary industry. Our buyers have numerous contacts with suppliers throughout North America, Europe, Asia and South America and are always looking for new and interesting products that will aid our customers as they seek to keep up with the latest developments in the culinary industry. Our ability to successfully distribute a significant portion of the total production of smaller, regional and artisanal specialty food producers allows us the opportunity to be these producers’ primary route-to-market in our markets without, in most cases, requiring us to make contractual commitments regarding guaranteed volume. We are also able to utilize our size and successful track record of distributing products sourced from outside the United States and Canada to resist efforts from many of our foreign suppliers to push importing costs off onto us.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 335 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 67 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

A significant number of our sales professionals have formal culinary training, degrees in the culinary arts and/or prior experience working in the culinary industry. We strive to harness this culinary knowledge and passion for food and to concurrently promote an entrepreneurial working environment. Utilizing advanced pricing optimization software available to them on a real-time basis, our sales professionals are afforded flexibility to determine the pricing of individual items for our customers within a range of pricing options. The majority of our outside sales professionals are compensated on a commission basis, and their performance is measured primarily upon their gross profit dollars obtained. We have historically experienced low turnover among our seasoned sales professionals.

Because we are highly focused on collaborating with our customers and educating them regarding our latest products and broader culinary trends, we view the ongoing education and training of our sales force as crucial to our continued success. To ensure that our sales professionals remain on the forefront of new culinary products and trends, we regularly hold “vendor shows” at our distribution centers, where our sales force is able to interact with vendors and learn more about the vendors’ latest product offerings and the performance of these products relative to competitive offerings.

Our Suppliers

We are committed to providing our customers with an unrivaled portfolio of specialty food products, as well as a comprehensive broadline product offering and center-of-the-plate products. To fulfill this commitment, we maintain strong sourcing relationships with numerous producers of high-quality artisan and regional specialty food products, as well as a wide range of broadline product suppliers and protein vendors. Our importing arm also provides us with access to exclusive items such as regional olive oils, truffles and charcuterie sourced from Italy, Spain, France and other Mediterranean countries.

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

We currently distribute products from more than 1,600 different suppliers and no single supplier represented more than 5% of our total purchases for the fiscal year ended December 26, 2014. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 21 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 26, 2014, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have begun to implement pick-to-voice technology in each of our distribution facilities, which will enable our warehouse employees to fill orders with greater speed and accuracy.

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

We employ advanced routing and logistics planning software, which maximizes the number of daily deliveries that each of our trucks can make, while also enabling us to typically make deliveries within each customer’s preferred 2-3 hour time window. For our direct-to-consumer business, we ship through nationally recognized couriers. We also use GPS and vehicle monitoring technology to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers, by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last seven years, and are in the process of implementing a fully-integrated ERP system. We are also in the process of implementing a fully integrated warehouse management system at some of our recently acquired distribution facilities. Our systems improvements include the implementation or enhancement of a web-based purchasing and advanced planning system that provides advanced forecasting and planning tools, vehicle monitoring and route optimization software and pick-to-voice and directed put-away systems. Over the last five years, we have also implemented an internally developed, web-based reporting tool which provides real-time sales, pricing and profitability analysis for our management and sales professionals. These improvements have been made in an effort to improve our efficiency, as we continue to grow our business. We believe that our current systems are scalable and can be leveraged to support our future growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Allen Brothers, The Great Steakhouse Steaks and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 26, 2014, we had approximately 1,281 full-time employees, 121 of whom currently operate under a collective bargaining agreement. This collective bargaining agreement expires in August 2017. Approximately 159, or 12.4%, of our employees (including the 121 who operate under a collective bargaining agreement) are represented by unions. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

We have also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics is publicly available on the Investor Relations section of our website (http://www.chefswarehouse.com) and is available free of charge by writing to The Chefs’ Warehouse, Inc., 100 East Ridge Road, Ridgefield, Connecticut 06877, Attn: Investor Relations. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to make any legally required disclosures regarding such amendments or waivers on the Investor Relations section of our website (http://www.chefswarehouse.com).

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

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE

Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	55	Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been a director on our board and our board chairman since our IPO, and he also served as a director and the chairman of the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. C. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. C. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing, strategy development, business development and operations.

John Pappas Vice Chairman and Director	51	John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. Mr. J. Pappas has been a director on our board since our IPO, and he also served as a director on the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has over 30 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. J. Pappas is also active in the development of our corporate strategy.

John Austin Chief Financial Officer & Assistant Corporate Secretary	53	John Austin is our chief financial officer and assistant corporate secretary, positions he has held since July 1, 2012. Prior to joining our company he was a founder and chief financial officer of The Hilb Group, LLC, a regional mid-market insurance brokerage firm formed in 2009 which focused primarily on property and casualty insurance and employee benefits services. Prior to joining The Hilb Group in 2009, Mr. Austin was employed by Performance Food Group Company (“PFG”), a Richmond, Virginia-based publicly-traded foodservice distributor, from 1995 to 2009. Mr. Austin served his last six years at PFG as that company’s chief financial officer. Prior to joining PFG, Mr. Austin spent four years as the assistant controller for General Medical Corporation, a Richmond, Virginia-based distributor of medical supplies. He also spent the first six years of his career in public accounting, primarily with the Richmond, Virginia office of Deloitte & Touche.

Frank O’Dowd Chief Information Officer	57	Frank O’Dowd is our chief information officer, a position he has held since February 15, 2007. Mr. O’Dowd has extensive experience managing information technology in rapidly growing organizations. Prior to joining our company, he was the chief information officer at GAF Materials Corporation, a North American roofing manufacturer, from June 1997 to April 2006, where he guided the company’s IT function as the organization grew from a regional supplier to a large multinational corporation. Mr. O’Dowd’s prior professional experience also includes experiences at Reed Elsevier, Newsweek Magazine and Wyeth Pharmaceuticals. Mr. O’Dowd holds a Bachelor of Arts degree from The University of Dayton and a Master of Arts degree from Stony Brook University.

Patricia Lecouras Chief Human Resources Officer	59	Patricia Lecouras is our chief human resources officer, a position she has held since March 5, 2007. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras’s professional experience is multidisciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

Alexandros Aldous General Counsel & Corporate Secretary	34	Alexandros Aldous is our general counsel, a position he has held since joining us in March 2011, and our corporate secretary, a position he has held since July 27, 2011. Prior to joining our company, he served as a legal consultant in London to Barclays Capital, the investment banking division of Barclays Bank PLC, from November 2009 to December 2010. Mr. Aldous also served as an attorney with Watson, Farley & Williams from August 2008 to September 2009, where he specialized in mergers and acquisitions and capital markets, and as an attorney with Shearman & Sterling LLP from October 2005 to August 2008, where he specialized in mergers and acquisitions. Mr. Aldous received a Bachelor of Arts degree in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, Washington, D.C. and England and Wales and is authorized as house counsel in the State of Connecticut.

Item 1A.	RISK FACTORS

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

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our business is exposed to reductions in disposable income levels and discretionary consumer spending. In uncertain economic environments, like those that have been present in the United States and Canada over the last several years, consumers’ discretionary spending may be negatively impacted. Moreover, in times of high unemployment rates, reduced home values, high levels of home foreclosures, high gas prices, investment losses, personal bankruptcies, reduced access to credit and/or reduced consumer confidence, consumers similarly may be less willing to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If the uncertain economic conditions of the last five years continue for a prolonged period of time or worsen, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, if a prolonged downturn or uncertain outlook in the economy persists for an extended period of time or becomes more pervasive, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

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

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure investors in our common stock that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. Moreover, to the extent that we acquire companies that are principally involved in the distribution of products that we have not historically distributed, like fresh produce, there may be additional risks that we face.

We may not be able to successfully or timely complete the pending acquisition of Del Monte and such failure could adversely impact our business and the market price of our common stock.

On January 11, 2015, we entered into a definitive agreement to acquire substantially all of the assets and certain equity interests of Del Monte for approximately $191.2 million (subject to customary working capital adjustments as well as final audited results of the acquired entities), consisting of (i) $127.5 million in cash, which will be funded from cash on hand and additional borrowings under our existing credit arrangements, (ii) 1.2 million shares of our common stock (valued at $22.00 per share), and (iii) $38.3 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share. In addition, we have agreed to pay additional contingent consideration which is expected to total approximately $25.5 million (subject to certain conditions and upon the successful achievement of adjusted EBITDA targets over the six years following the closing of the acquisition). On February 24, 2015, we received notice that we had been granted early termination of the waiting period applicable to our proposed acquisition of Del Monte under federal anti-trust regulations. The transaction is subject to satisfaction of customary closing conditions, and is expected to close near the end of the first quarter of 2015 or early in the second quarter of 2015.

Risks and uncertainties related to the proposed transaction include, among others: (1) the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement to acquire Del Monte, (2) the failure to consummate the acquisition of Del Monte for reasons including that the conditions to the closing are not satisfied or waived by us, (3) the risk that third-party approvals or consents required for the transaction are not obtained and (4) litigation may be filed which could prevent or delay the transaction.

The completion of the pending Del Monte transaction is subject to the satisfaction of certain conditions set forth in the Asset Purchase Agreement and the Merger Agreement, each dated January 11, 2015, including there being no material adverse effect on Del Monte prior to the closing of the transaction and other customary conditions. We will be unable to complete the pending acquisition of Del Monte until each of the conditions to closing is either satisfied or waived.

We have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the transaction does not occur.

For these and other reasons, our failure to complete the Del Monte transaction could have a material adverse impact on our business, financial condition and results of operations.

If we complete the pending acquisition of Del Monte, we may not realize the anticipated benefits of the transaction, which could adversely impact our business and our operating results.

If the Del Monte transaction is completed, we can provide no assurance that (1) the anticipated benefits of the transaction, including cost savings and synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of Del Monte’s business and operations into ours will not be greater than expected, (3) unanticipated costs, charges and expenses will not result from the transaction, (4) litigation relating to the transaction will not be filed, (5) there will not be disputes regarding whether we are obligated to pay the additional contingent consideration in connection with the transaction, (6) we will be able to retain key personnel, including John DeBenedetti, and (7) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these risks are realized, it could have a material adverse impact on our business, financial condition and results of operations.

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

A significant portion of our past growth has been achieved through acquisitions of or mergers with other distributors of specialty food products and center-of-the-plate protein items, such as our completed acquisitions of Provvista Specialty Foods, Inc. (“Provvista”), Praml International, Ltd. (“Praml”), Michael’s, Queensgate Foodservice (“Queensgate”), Allen Brothers and Euro Gourmet. Our future acquisitions, including our pending acquisition of Del Monte, may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•	maintaining the existing customer and supplier base and personnel;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected benefits and synergies more quickly, we implemented an “integration team” during fiscal 2014, which is dedicated to onboarding new acquisitions, as quickly and efficiently as possible. We believe that having a team dedicated to integration will help make sure the people, processes and products we add through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations. If we are unable to fully implement the “integration team” in a timely manner or at all, the acquisition integration process could continue to divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

In connection with our acquisition of businesses in the future, including our pending acquisition of Del Monte, we may decide to consolidate the operations of any acquired business with our existing operations, as we have done with the operations of Harry Wils & Co. (“Harry Wils”), which we acquired in 2011, and Praml, or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing or the consents of our lenders. We may not be able to obtain this additional financing or these consents on acceptable terms or at all. Moreover, we may need to finance our acquisition activity with the issuance of equity or debt securities, which may have rights and preferences superior to those of our common stock and, in the case of common equity securities, may be issued at such prices and in such amounts as may cause significant dilution to our then-existing common stockholders. To the extent we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

In addition, although we enter into acquisition agreements with each company or business we acquire that contain customary representations, warranties, covenants and indemnities, there is no guarantee that we will recover all of our losses that may result from a breach of such agreements. For example, most acquisition agreements contain baskets or deductibles and caps and limitations on damages and on periods in which we may bring a claim. In addition, there can be no guarantee that we will be successful on the merits of any claim that we bring arising out of a breach of an acquisition agreement or that if we are successful on the merits in bringing a claim that the sellers of the businesses we acquire will be able to pay us for our losses. Moreover, the costs that we incur to investigate a potential matter may not be fully recoverable.

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

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products and center-of-the-plate products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, water shortages, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states facing drought conditions. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates and a stable labor force in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

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

We are also subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of ours or our suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products and meat, poultry and seafood we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products or meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities and at the prices we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs or change the types of products they buy from us to products that are less profitable for us.

Our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s and Allen Brothers and our pending acquisition of Del Monte, involves risks that we have not historically faced.

With our acquisitions of Michael’s and Allen Brothers, as well as our pending acquisition of Del Monte, a larger percentage of our revenues is expected to come from center-of-the-plate products than has historically been the case. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of restrictions on the exporting of U.S. beef products or lower demand internationally for U.S. beef products, may result in our lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

In addition, meat, seafood and poultry products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat and poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in the meat and poultry products that we distribute. These pathogens can also be introduced as a result of improper handling in our facilities or at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Illness and death may result if the pathogens are not eliminated before these products are sold to customers.

We are also susceptible to increases in the prices of our seafood products. The prices of our seafood products are largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including, but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups. The major raw material for our seafood products is fresh seafood, and any shortage in supply or upsurge in demand of fresh seafood may lead to an increase in prices, which may adversely affect our profitability including as a result of increased production costs and lower profit margins.

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

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, because most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. If our product mix changes, we may face increased risks of compression of our margins, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. For instance, we have experienced increased margin compression in our protein category beginning in the third quarter of 2013 which has continued throughout 2014. If this compression continues, our operating profit margin and results of operations could be materially and adversely impacted. To compensate for lower gross margins, we, in turn, must reduce the expenses that we incur to service our customers or our net income or operating margin may be negatively impacted. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales of our specialty products in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 37% of our net sales in our 2014 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following consummation of our pending acquisition of Del Monte, we will have significant operations in the San Francisco Bay area and Los Angeles, California. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area or San Francisco bay or Los Angeles, California areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

Fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations.

Fuel cost volatility may have a negative impact on our business, financial condition or results of operations. The cost of diesel fuel can increase the price we pay for products as well as the costs we incur to distribute products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee we can do so again. If fuel costs continue to remain at elevated levels, like those we are currently experiencing, or increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure investors in our common stock that our current or potential competitors will not provide specialty food products and ingredients, protein items or services that are comparable or superior to those provided by us or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure investors in our common stock that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 26, 2014, we had approximately $143.5 million of total indebtedness. In particular, we had approximately $27.0 million outstanding under our senior secured term loan facility and we had $100.0 million outstanding of senior secured notes. In addition, at December 26, 2014 we owed $11.0 million under a construction loan to build out our Bronx, New York distribution facility, and we also had $5.5 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software. Additionally, we are financing the cash portion of the purchase price for Del Monte with borrowings under our senior secured revolving credit facility. Moreover, as part of the consideration in connection with our pending acquisition of Del Monte, we will issue to certain of the sellers $38.3 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share. The Del Monte transaction is expected to close near the end of the first quarter of 2015 or early in the second quarter of 2015.

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

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our senior secured revolving credit facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our senior secured credit facilities, the agreement governing our senior secured notes or our convertible subordinated notes issued in connection with the Del Monte acquisition, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, or in the case of the convertible subordinated notes, convert the notes to common stock resulting in the holders of those notes and their affiliates becoming one of our largest stockholders, and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing our senior secured credit facilities and our senior secured notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. The lenders under our senior secured credit facilities and the holders of our senior secured notes have consented to our proposed issuance of the convertible subordinated notes.

The agreements governing our senior secured credit facilities and our senior secured notes require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under our senior secured credit facilities or our senior secured notes. In the event of events of default, the lenders under our senior secured credit facilities or the holders of our senior secured notes could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources, including availability under our senior secured revolving credit facility, faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, including longer-term, fixed-rate debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or grow our business through acquisitions, or otherwise. If we issue new debt securities, the debt holders may have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in our senior secured credit facilities, and the holders of our senior secured notes may have suffered losses related to their lending and other financial relationships, especially because of the general weakening and continued uncertainty of the national economy over the past six years, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured revolving credit facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under our senior secured credit facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under our senior secured revolving credit facility because of a lender default or if we had to obtain other cost-effective financing.

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

In an attempt to reduce our operating expenses, increase our operational efficiencies, boost our operating margins and more closely track the movement of our inventory in our protein business, we have aggressively invested in the development and implementation of new information technology. We may not be able to implement these technological changes in the time frame we have planned, and any delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will likely exceed any benefits that we realize during the early stages of implementation. Even if we are able to implement the changes as planned, and within our cost estimates, we may not be able achieve the expected efficiencies, cost savings and operational enhancements from these investments which could have an adverse effect on our business, financial condition or results of operations.

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

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, and John Austin, our chief financial officer and assistant corporate secretary, as well as certain other senior key employees. The loss of the services of any of our founders or key employees, including key employees of the businesses we have acquired, or may acquire, including John DeBenedetti, if we consummate our pending acquisition of Del Monte, could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

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

Effective October 1, 2011, we began maintaining a self-insured group medical program. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results. We have purchased stop loss coverage from third parties which limits our exposure above the amounts we have self-insured.

Effective August 1, 2012, we became self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350,000 for workers compensation and $250,000 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Our operations are highly dependent upon our experienced and sophisticated sales professionals. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 26, 2014, we had approximately 1,281 full-time and part-time employees, 159 of whom (approximately 12.4%) are represented by unions. Of the 159 represented by unions, 121 are operating under a collective bargaining agreement. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces, as was the case with our acquisition of Allen Brothers. Two labor unions have been certified to represent bargaining units at our Chicago and New York facilities. We have entered into a collective bargaining agreement with our union employees in New York and negotiations with the Chicago unions are ongoing, and currently the bargaining unit workers in Chicago are working without a collective bargaining agreement. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

Our business is highly regulated at the federal, state, provincial and local levels, and our specialty food products, meat, poultry and seafood products and distribution operations require various licenses, permits and approvals. For example:

•	the products we distribute in the United States are subject to regulation and inspection by the FDA and the USDA, and the products we distribute in Canada are subject to regulation by Health Canada and the Canadian Food Inspection Agency;

•	our warehouse, distribution facilities, repackaging activities and other operations also are subject to regulation and inspection, as applicable, by the FDA, the USDA, Health Canada, the Canadian Food Inspection Agency and state and provincial health authorities; and

•	our U.S. and Canadian trucking operations are subject to regulation by, as applicable, the U.S. Department of Transportation, the U.S. Federal Highway Administration, Transport Canada, the Surface Transportation Board and provincial transportation authorities.

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

In addition, as a distributor and repackager of specialty food products and meat, poultry and seafood products, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the manufacture, sale, packaging, storage and marketing of natural, organic and other food products. Compliance with these laws may impose a significant burden upon our operations. If we were to distribute foods that are or are perceived to be contaminated, or otherwise not in compliance with applicable laws, any resulting product recalls could have a material adverse effect on our business, financial condition or results of operations. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has “reason to believe” is adulterated or misbranded, among other provisions. The FDA has taken a number of steps to implement the law, including, among others, the issuance of proposed rules on preventive controls and to strengthen the oversight of imported foods. These actions have resulted in increased compliance costs that are likely to continue. We cannot assure investors in our common stock that these actions will not adversely impact us or others in our industry further, including suppliers of the products we sell, many of whom are small-scale producers who may be unable or unwilling to bear the expected increases in costs of compliance and as a result cease operations or seek to pass along these costs to us.

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

An adverse outcome of an ongoing New York state tax audit could have a material adverse effect on our business, financial condition and results of operations.

We recently received the results of a New York state tax audit, which assessed us up to approximately $600,000, net of associated Federal tax benefits, for the tax years 2010 thru 2012 related to certain tax credits. We are reviewing those audit findings and expect to negotiate any final assessment with the New York state tax authorities in fiscal 2015. We are unable to predict the outcome of this or any other tax audit or its potential impact on our operating results or financial position. Regardless of the outcome, we may incur substantial costs and the diversion of management time and attention resulting from the audit and the negotiation regarding the final assessment, which could potentially have an adverse effect on our financial condition, results of operations and cash flows. We also face the risk that this New York state tax audit will lead to a more complete tax examination of other tax years and areas of our business by various tax authorities. We will continue to reassess the adequacy of our existing tax reserves as the negotiations progress and, through that process, we may determine the need to increase our existing reserves by a material amount. If the matter were to be resolved in a manner that is more adverse to us than we currently anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 2, 2015, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 23.3% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 21.4% of our outstanding shares of common stock as of March 2, 2015. Additionally, upon the closing of our pending acquisition of Del Monte, the shareholders of Del Monte will receive approximately 1.2 million shares, or 4.8%, of our common stock, as well as $38.3 million in convertible subordinated notes, which notes may be converted into shares of our common stock by such holders at any time. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Additionally, in the future, we may need to raise additional funds or pay all, or a portion, of the acquisition price for a business we acquire through the issuance of new debt, including longer-term, fixed-rate debt. If we issue new debt securities, the debt holders may have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock.

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

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 2, 2015:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
Bronx, New York #1	Leased	Distribution Center	120,000
Bronx, New York #2	Leased	Distribution Center	234,200
Columbus, Ohio	Leased	Processing Facility/Distribution Center	60,000
Cincinnati, Ohio	Owned	Distribution Center	66,500
Chicago, Illinois	Leased	Distribution Center	9,500
Chicago, Illinois	Owned	Processing Facility	18,100
Chicago, Illinois	Owned	Distribution Center	13,000
Chicago, Illinois	Leased	Processing Facility/Distribution Center	108,500
Hanover, Maryland	Leased	Distribution Center	55,200
Miami, Florida	Leased	Distribution Center	27,000
Pompano Beach, Florida	Leased	Distribution Center	24,200
Los Angeles, California	Leased	Distribution Center	80,000
Downey, California	Leased	Distribution Center	40,300
Hayward, California	Leased	Distribution Center	40,000
Burlingame, California	Leased	Distribution Center	9,600
San Francisco, California	Leased	Processing Facility/Distribution Center	117,500
Las Vegas, Nevada	Leased	Distribution Center	29,800
Las Vegas, Nevada	Owned	Distribution Center	80,000
Portland, Oregon	Leased	Distribution Center	46,500
Tempe, Arizona	Leased	Distribution Center	14,500
Seattle, Washington	Leased	Distribution Center	10,500
Richmond, BC, Canada	Leased	Distribution Center	15,600
Toronto, ON, Canada	Leased	Distribution Center	25,500
Edmonton, AB, Canada	Leased	Distribution Center	11.500
Total Square Feet			1,277,500

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

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. The following table sets forth the high and low sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Stock Market during the indicated quarters.

	Common Stock Price
	High	Low
Fiscal Year Ended December 26, 2014
First Quarter	$29.99	$19.78
Second Quarter	$21.66	$17.24
Third Quarter	$20.04	$16.09
Fourth Quarter	$22.44	$14.80

Fiscal Year Ended December 27, 2013
First Quarter	$19.84	$14.72
Second Quarter	$21.08	$16.29
Third Quarter	$24.10	$17.00
Fourth Quarter	$29.32	$22.13

On March 2, 2015, the closing price of our common stock on the NASDAQ Global Select Market was $19.93 per share. As of March 2, 2015, there were 49 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities and the agreement governing our senior secured notes without the consent of the lenders or noteholders, respectively, thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 28, 2011 (the first day our stock began trading on the NASDAQ Stock Market) through December 26, 2014 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on July 28, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 3 YEAR 5 MONTH CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

ASSUMES $100 INVESTED ON JULY 28, 2011

	July 28, 2011	December 30, 2011	December 28, 2012	December 27, 2013	December 26, 2014

The Chefs’ Warehouse, Inc.	$100.00	$102.06	$88.00	$166.51	$125.89
NASDAQ Composite Index	$100.00	$102.13	$103.71	$166.33	$206.01
S&P Smallcap Food Distributor Index	$100.00	$96.43	$110.30	$199.90	$200.97

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 27, 2014 to October 24, 2014	251	$16.71	—	—
October 25, 2014 to November 21, 2014	—	—	—	—
November 22, 2014 to December 26, 2014	—	—	—	—
Total	251	$16.71	—	—

___________

(1)

During the thirteen weeks ended December 26, 2014, we withheld 251 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 26, 2014 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2011 contained a 53rd week while all other years presented contained 52 weeks.

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

Consolidated Statement of Operations Data:
(Amounts presented in thousands, except for per share amounts)

	FOR THE FISCAL YEARS ENDED
Statement of Operations Data:	December 26, 2014	December 27, 2013	December 28, 2012	December 30, 2011	December 24, 2010
Net sales	$836,625	$673,545	$480,292	$400,632	$330,118
Cost of sales	630,573	501,181	355,288	294,698	244,340

Gross profit	206,052	172,364	125,004	105,934	85,778
Operating expenses	173,042	135,783	96,237	78,138	64,206

Operating income	33,010	36,581	28,767	27,796	21,572
Interest expense, net	8,167	7,775	3,674	14,570	4,041
Gain on fluctuation of interest rate swap	—	—	—	(81)	(910)
(Gain) loss on sale of assets	(5)	8	18	6	—

Income before income taxes	24,848	28,798	25,075	13,301	18,441
Provision for income taxes	10,633	11,808	10,564	5,603	2,567

Net income	$14,215	$16,990	$14,511	$7,698	$15,874

Deemed dividend accretion on Class A members’ units	—	—	—	—	(4,123)
Deemed dividend paid to Class A members’ units	—	—	—	—	(22,429)

Net income (loss) attributable to common stockholders	$14,215	$16,990	$14,511	$7,698	$(10,678)

Basic net income (loss) per share	$0.58	$0.78	$0.70	$0.44	$(0.50)
Diluted net income (loss) per share	$0.57	$0.77	$0.69	$0.43	$(0.50)
Weighted average common shares outstanding:
Basic	24,638	21,767	20,612	17,591	21,332
Diluted	24,845	21,995	20,926	18,032	21,332

Balance Sheet Data (at end of period)
Cash and cash equivalents	$3,328	$20,014	$118	$2,033	$1,978
Working capital	$111,947	$117,504	$57,802	$29,769	$12,206
Total assets	$376,193	$354,758	$210,134	$107,878	$82,672
Long-term debt, net of current portion	$135,800	$140,847	$119,352	$39,590	$82,580
Total liabilities	$229,399	$222,693	$170,852	$84,308	$131,484
Total stockholders’ equity (deficit)	$146,794	$132,065	$39,282	$23,570	$(48,812)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 31,800 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 22,600 customer locations, primarily located in our 14 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012 and Allen Brothers in December 2013 as well as our pending acquisition of Del Monte, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $330,118 in 2010 to $836,625 in 2014.

Recent Accounting Pronouncements

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

Key Acquisitions

On October 24, 2014, we acquired substantially all the assets of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor based in Beltsville, Maryland. Founded in 1999, Euro Gourmet is a leading supplier of imported and domestic, Italian food and seafood products. Euro Gourmet currently supplies more than 3,000 products to some of the finest restaurants in the Mid-Atlantic United States. The total purchase price paid for Euro Gourmet was $2,063 at closing, and was funded with cash from operations. In addition, we have agreed to pay the sellers up to $250 in additional consideration if certain performance metrics are met.

On December 11, 2013, we acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to nearly 400 of the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is estimated to be approximately $30,670, which includes approximately $23,939 paid at closing with cash proceeds from our September 2013 common stock offering. The remaining $6,731 represents pension liabilities we assumed of $2,878 and earnout consideration of $6,000 to be paid upon the achievement of certain performance milestones over the next four years following the closing, offset by $2,147 received as an adjustment to the purchase price.

On May 1, 2013, we acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price paid for Qzina was $31,396, net of $578 cash and was funded with borrowings under the revolving credit facility portion of our Amended and Restated Credit Agreement. In the third quarter of 2014, the Company received a settlement of $491 from the prior owners of Qzina directly related to disputes regarding the working capital adjustment. The Company reduced goodwill by $400 and used $91 to offset legal fees that were incurred in connection with the dispute.

On December 31, 2012, we acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. Queensgate strengthens our foothold in the Ohio Valley and provides a platform on which to leverage the Michael’s acquisition completed in August 2012. The purchase price paid for Queensgate at the closing was $21,934 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. We also agreed to pay certain additional consideration to the owners of Queensgate if certain performance metrics were achieved in fiscal 2013 and fiscal 2014. None of these performance metrics were achieved.

On August 10, 2012, we acquired 100% of the equity securities of Michael’s Finer Meats (“Michael’s”), a specialty protein distributor based in Columbus, Ohio. Michael’s distributes an extensive portfolio of custom cut beef, seafood and other center-of-the-plate products to many of the leading restaurants, country clubs, hotels and casinos in Ohio, Indiana, Illinois, Tennessee, Michigan, Kentucky, West Virginia and western Pennsylvania. The total purchase price for the business was approximately $53,509 and was funded with borrowings under the revolving credit facility portion of the Credit Agreement that we entered into in April 2012. In August 2013, we paid the sellers $336 to settle a dispute over the final working capital settlement. In the third quarter of fiscal 2014, we received a payment of approximately $1,500 from the former owners of Michael’s related to the settlement of a dispute associated with certain inventory issues we experienced at Michael’s. This settlement was recorded as a reduction of operating expenses.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. This improved infrastructure has allowed us to maintain our operating margins in an increasingly competitive environment. Over the last several years, we have increased our distribution capacity to approximately 1 million square feet in 21 distribution facilities.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States and Canada, which is materially impacted by general economic conditions, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Likewise, the direct to consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we have experienced throughout 2011, portions of 2012, 2013 and 2014, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When we experience deflation, as we experienced during portions of 2012, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

The foodservice distribution industry is fragmented and consolidating. Over the past six years, we have supplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

Performance Indicators

In addition to evaluating our income from operations, our management team analyzes our performance based on net sales growth, gross profit and gross profit margin.

●	Net sales growth. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impacts our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and deflation may cause the dollar value of our sales to fall despite our unit sales remaining constant or growing.

●	Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

Key Financial Definitions

●	Net sales. Net sales consist primarily of sales of specialty products, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include sales by our Allen Brothers subsidiary that are direct to consumers.

●	Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry that include all costs related to their distribution network in their costs of sales rather than as operating expenses.

●	Operating expenses. Our operating expenses include warehousing, processing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing, processing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses and share-based compensation expense).

●	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the write off of deferred financing fees.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $96,896 and $76,413, net of the allowance for doubtful accounts of $4,675 and $3,642, as of December 26, 2014 and December 27, 2013, respectively.

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

In accordance with the aggregation criteria of ASC 280-10-50-11, we evaluate our goodwill on a consolidated basis using a market capitalization approach. When analyzing whether to aggregate our components into one reporting unit, we consider whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different components, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate and concluded that the components continue to be one reporting unit. Under this approach fair value is calculated based on the market price of common stock multiplied by the number of outstanding shares. Any material adverse change in our business or operations could have a negative effect on our valuation and thus cause an impairment of our goodwill. As of December 26, 2014, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. Total goodwill as of December 26, 2014 and December 27, 2013 was $78,508 and $78,026, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2014 or 2013 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 26, 2014 and December 27, 2013 were $50,485 and $57,450, respectively.

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

Effective August 1, 2012, we became self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of sales:

	FISCAL YEAR ENDED
	December 26, 2014	December 27, 2013	December 28, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.4%	74.4%	74.0%
Gross profit	24.6%	25.6%	26.0%
Operating expenses	20.7%	20.2%	20.0%
Operating income	3.9%	5.4%	6.0%
Other expense (income):
Other expense	0.9%	1.1%	0.8%
Income before income taxes	3.0%	4.3%	5.2%
Provision for income taxes	1.3%	1.8%	2.2%
Net income	1.7%	2.5%	3.0%

Fiscal Year Ended December 26, 2014 compared to Fiscal Year Ended December 27, 2013

Net Sales

Net sales for the 52 weeks ended December 26, 2014 increased approximately 24.2% to $836,625 from $673,545 for the 52 weeks ended December 27, 2013. The increase in net sales was the result of organic sales growth and the acquisition of Euro Gourmet in fiscal 2014 and the full year impact of the acquisitions of Allen Brothers and Qzina, which were acquired in fiscal 2013 and to a lesser degree the acquisition of Euro Gourmet in late 2014. These acquisitions accounted for approximately $98,969 of our net sales growth in fiscal 2014. Severe weather in the Northeast and Midwest during the month of December 2013 negatively impacted net sales during 2013 by approximately $4,000. The severe weather continued to affect the Midwest and Northeast into the first quarter of fiscal 2014 and negatively impacted our business in those markets. Internally calculated inflation for fiscal 2014 was approximately 5.9%.

Gross Profit

Gross profit increased approximately 19.5% to $206,052 for the 52 weeks ended December 26, 2014 from $172,364 for the 52 weeks ended December 27, 2013. Gross profit margin decreased approximately 96 basis points to 24.6% in fiscal 2014 from 25.6% in the year earlier period. The decrease was due in large part to the shift in product mix toward more proteins, as well as the performance of Allen Brothers. Gross profit margin in fiscal 2014 was also negatively impacted by inflation, most significantly in the dairy category, a portion of which we were unable to pass through to customers.

Operating Expenses

Total operating expenses increased by approximately 27.4% to $173,042 for the 52 weeks ended December 26, 2014 from $135,783 for the 52 weeks ended December 27, 2013. As a percentage of net sales, operating expenses increased 52 basis points to 20.7% for fiscal 2014 from 20.2% for fiscal 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to the Company’s Allen Brothers subsidiary and increased investments in information technology initiatives offset in part by the recovery of approximately $1,500 related to a settlement with the former owners of Michael’s associated with certain inventory issues we experienced at Michael’s and the reversal of earnout liabilities for our Queensgate and Allen Brothers acquisitions as the performance metrics applicable to these earnouts were not achieved for fiscal 2014.

Operating Income

Operating income decreased approximately 9.8% to $33,010 for the 52 weeks ended December 26, 2014 compared to $36,581 for the 52 weeks ended December 27, 2013. As a percentage of net sales, operating income was 3.9% in fiscal 2014 compared to 5.4% in fiscal 2013. The decrease in operating income was primarily due to the increase in operating expenses offset in part by the increased sales volume as discussed above.

Other Expense

Total other expense increased $379 to $8,162 for the year ended December 26, 2014, from $7,783 for the year ended December 27, 2013. This increase in total other expense is primarily attributable to the $392 increase in interest expense, which was higher in fiscal 2014 due to the increased debt levels to fund the Company’s acquisitions, as well as the higher interest rate on the Company’s $100,000 of senior secured notes.

Provision for Income Taxes

Our effective income tax rate was 42.8% and 41.0% for the years ended December 26, 2014 and December 27, 2013, respectively. The increase in effective tax rate from fiscal 2013 to fiscal 2014 is due primarily to the negative impact from a New York state tax audit for the years 2010 through 2012, which was reflected in fiscal 2014. Adjusted for the impact of the audit, our effective tax rate for fiscal 2014 was approximately 40.7%. Based upon current enacted tax rates, which could change, we expect our effective tax rate for fiscal 2015 to approximate 41.5%.

Net Income

Reflecting the factors described in more detail above, net income decreased $2,775 to $14,215 for the year ended December 26, 2014, compared to $16,990 for the year ended December 27, 2013.

Fiscal Year Ended December 27, 2013 compared to Fiscal Year Ended December 28, 2012

Net Sales

Net sales for the 52 weeks ended December 27, 2013 increased approximately 40.2% to $673,545 from $480,292 for the 52 weeks ended December 28, 2012. The increase in net sales was the result of organic sales growth and the acquisitions of Allen Brothers, Qzina and Queensgate in fiscal 2013 and the full year impact of Michael’s and Praml, which were acquired in fiscal 2012. These acquisitions accounted for approximately $157,091 of our sales growth in fiscal 2013. Severe weather in the Northeast and Midwest during the month of December 2013 negatively impacted net sales by approximately $4,000. Our fiscal 2012 net sales were negatively impacted by approximately $3,000 from Hurricane Sandy in the fourth quarter of fiscal 2012. Inflation for fiscal 2013 was approximately 3.4%, or $16,474.

Gross Profit

Gross profit increased approximately 37.9% to $172,364 for the 52 weeks ended December 27, 2013 from $125,004 for the 52 weeks ended December 28, 2012. Gross profit margin decreased approximately 44 basis points to 25.6% in fiscal 2013 from 26.0% in the year earlier period. The decrease in gross profit margin was due in large part to the impact on our sales mix, as well as the decline in gross margins, in each case related to our Michael’s subsidiary. Gross profit margin in fiscal 2013 was also negatively impacted by the approximately $469 adjustment we recorded in the fourth quarter of fiscal 2013 as a result of our discovery that inventory balances of our Michael’s subsidiary had been overstated at the closing of the acquisition and thereafter. The decrease was offset by the prior year impact of Hurricane Sandy.

Operating Expenses

Total operating expenses increased by approximately 41.1% to $135,783 for the 52 weeks ended December 27, 2013 from $96,237 for the 52 weeks ended December 28, 2012. As a percentage of net sales, operating expenses increased 12 basis points to 20.2% for fiscal 2013 from 20.0% for fiscal 2012. The increase in total operating expense ratio was primarily due to increased investments in management infrastructure, higher amortization expense related to the Company’s acquisitions, duplicate rent on the Company’s Bronx, New York facility, investigation costs related to the previously-disclosed Michael’s accounting matter and third-party transaction costs related to our consideration of acquisition candidates. This increase in operating expense ratio was offset in part by the prior year impact of Hurricane Sandy as well as the prior year cost from the accelerated vesting of stock grants to our former chief operating officer.

Operating Income

Operating income increased approximately 27.2% to $36,581 for the 52 weeks ended December 27, 2013 compared to $28,767 for the 52 weeks ended December 28, 2012. As a percentage of net sales, operating income was 5.4% in fiscal 2013 compared to 6.0% in fiscal 2012. The increase in operating income was due to increased sales volume offset in part by the reduction in gross profit margin and the increase in operating expenses discussed above.

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

Provision for Income Taxes

Our effective income tax rate was 41.0% and 42.1% for the years ended December 27, 2013 and December 28, 2012, respectively.

Net Income

Reflecting the factors described in more detail above, net income increased $2,479 to $16,990 for the year ended December 27, 2013, compared to $14,511 for the year ended December 28, 2012.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of fiscal 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of fiscal 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,037 after deducting underwriters’ fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used $23,939 to finance our acquisition of Allen Brothers and $2,063 to finance our acquisition of Euro Gourmet. The remaining portion of the net proceeds was used for general corporate purposes. We believe that our cash on hand and available credit through our existing revolving credit facility as discussed below is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s were each added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement. The Credit Agreement provided for a (i) a four-year, $40,000 term loan facility maturing in 2017, and (ii) a five-year, $100,000 revolving credit facility maturing in 2017. The agreement provided us with the option of increasing the amount of the revolving credit facility by up to $40,000. We exercised this option on September 28, 2012 and as a result, capacity under the revolving credit facility increased to $140,000.

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHP’s leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

Under the NMTC Loan, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. We may prepay the NMTC Loan, in whole or in part, in $100 increments, at any time.

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

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of December 26, 2014, we had $135,155 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Borrowings under the Amended and Restated Credit Agreement initially bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Leverage Ratio (as defined below), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Leverage Ratio. The LIBO rate is the rate for Eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The Amended and Restated Credit Agreement initially contained financial covenants that required (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly period ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter. As a result of the amendments to the Amended and Restated Credit Agreement we entered into in fiscal 2014, as described below, the Amended and Restated Credit Agreement currently includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014, (B) 1.50 to 1.00 for the quarterly period ending December 31, 2014 through December 31, 2015 and (C) 1.75 to 1.00 for the quarterly period ending March 31, 2016 and thereafter, (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Total Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 5.00 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.50 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 4.25 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.75 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter, and (iii) the ratio of our consolidated Total Indebtedness (other than Subordinated Indebtedness) (each as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Senior Secured Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.50 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.00 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 3.75 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.25 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter.

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Notes Guarantors.

The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023. Moreover, the Borrowers may prepay the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended.

On September 25, 2013, we completed a public offering of 3,800,000 shares of our common stock at $21.00 per share, and certain existing stockholders sold an additional 1,375,000 shares, including 675,000 shares sold to the underwriters to cover over-allotments. We recognized proceeds of approximately $75,037 after deducting underwriting fees and commissions and estimated offering expenses. We utilized approximately $12,500 of the net proceeds from the offering to repay outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and subsequently used approximately $23,939 to finance our acquisition of Allen Brothers, $2,063 to finance our acquisition of Euro Gourmet and the remainder for general corporate purposes.

During fiscal 2014, we entered into various amendments to the Amended and Restated Credit Agreement to effect the following changes: (i) permit one of our subsidiaries to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, Nevada, (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000, (iii) eliminate our requirement to achieve a certain minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) as of September 30, 2014 and to amend the Fixed Charge Coverage Ratio definition (A) to account for the significant investments we have made, and expect to continue to make, in our business to support our growth and (B) to eliminate the deduction of the unfinanced portion of Capital Expenditures (as defined in the Amended and Restated Credit Agreement) from the calculation of EBITDA utilized to calculate the Fixed Charge Coverage Ratio, (iv) permit a sale-leaseback transaction involving our Las Vegas distribution facility that is currently under construction, (v) increase the amount of assets that the loan parties may sell in any twelve month period in transactions not otherwise permitted from $1,000 to $5,000, (vi) adjust certain financial covenants and the periods during which the loan parties must comply with such covenants, and (vii) set a maximum permitted amount of Capital Expenditures that may be made or incurred by the loan parties in future fiscal years. The Note Purchase and Guarantee Agreement was similarly amended to modify the Note Purchase and Guarantee Agreement in the same manner as the Amended and Restated Credit Agreement.

In January 2015, we entered into an amendment to the Amended and Restated Credit Agreement that will become effective upon consummation of the Del Monte transaction to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits shall decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of our common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. We entered into a corresponding amendment to the Note Purchase and Guarantee Agreement that will become effective upon consummation of the Del Monte transaction to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, borrowings under the Amended and Restated Credit Agreement will bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined above), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

Our capital expenditures, excluding cash paid for acquisitions, for fiscal 2014 were approximately $27,075, of which $5,578 was funded with the restricted cash from the NMTC Loan and which also includes $2,869 of financed software costs. We believe that our capital expenditures, excluding cash paid for acquisitions, for fiscal 2015 will be approximately $21,000. The decrease in projected capital expenditures in fiscal 2015 is being driven by the completion of the renovation and expansion of our new Bronx, New York distribution facility, the completion of the renovation and expansion of our new Las Vegas, Nevada distribution facility, and completion of our JD Edwards ERP implementation. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $9,797 for fiscal 2014, a decrease of $841 from the $10,638 provided by operations for fiscal 2013. The primary reasons for the decrease in net cash provided by operations were decreased net income of $2,775 and a decrease in cash provided from non-cash charges of $80 offset by a smaller use of cash for working capital of $584 and an increase in cash provided by other assets and liabilities of $1,430. The decrease in cash provided from non-cash charges was primarily due to decreases in cash provided from changes in the fair value of earn-outs consideration of $424 and deferred taxes of $797, offset by increases in depreciation and amortization of $926 and increases in charges for provision for allowance for doubtful accounts of $271. The decrease in cash used for working capital was due to increases in accounts payable and accrued liabilities of $11,956 and decreases in prepaid expenses and other assets of $15,281 and was partially offset by cash used for accounts receivable of $15,449 and inventory increase of $11,204. Net cash provided by operations was $10,638 for fiscal 2013, an increase of $2,247 from the $8,391 provided by operations for fiscal 2012. The primary reasons for the increase in net cash provided by operations were increased net income of $2,479 and an increase in cash provided from non-cash charges of $2,417, offset by increases in cash used in working capital of $2,328 and other assets and liabilities of $122. The increase in non-cash charges was primarily due to increases in depreciation and amortization of $3,385, deferred taxes of $1,053, offset by decreases in charges for provision for allowance for doubtful accounts of $510, stock compensation of $337 and change in fair value of earn-out consideration of $1,157. The increase in cash used for working capital was due to increases in cash used for prepaid expenses and other assets of $7,147 and accounts payable and accrued liabilities of $2,562 offset by decreases in cash used for inventory of $5,525 and receivables of $1,856.

Net cash used in investing activities was $23,673 for fiscal 2014, a decrease of $66,026 from the net cash used in investing activities of $89,699 for fiscal 2013. The decrease in net cash used was primarily due to decreased cash paid for acquisitions, net of cash received of $78,479, which was partially offset by increased capital expenditures of $12,502. Net cash used in investing activities was $89,699 for fiscal 2013, an increase of $13,992 from the $75,707 used in investing activities for fiscal 2012. The increase in net cash used was due to increased capital expenditures of $8,518 and increased cash paid for acquisitions of $5,474. Net cash used for investing activities was $75,707 for fiscal 2012, due to the acquisition of Praml and Michael’s at cash purchase prices totaling $72,521 during fiscal 2012.

Net cash used in financing activities was $2,698 in fiscal 2014, a decrease of $101,425 from the $98,727 provided by financing activities in fiscal 2013. This decrease primarily resulted from the receipt of proceeds from our offering of common stock and the private placement of our senior secured notes offset by payment of our Revolving Credit Facility in fiscal 2013. Net cash provided by financing activities was $98,727 in fiscal 2013, an increase of $33,326 from the $65,401 provided by financing activities in fiscal 2012. Proceeds from our offering of common stock and the private placement of our senior secured notes in 2013 were used to pay off our Revolving Credit Facility. Net cash provided by financing activities was $65,401 for fiscal 2012. This resulted from proceeds of our then-existing term loan facility, borrowings under our Revolving Credit Facility, net of payments made to pay off borrowings under our senior secured credit facilities in place prior to our April 2012 refinancing.

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 26, 2014.

	PAYMENTS DUE BY PERIOD (1)
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER
	(In thousands)

Inventory purchase commitments	$25,308	$25,308	$—	$—	$—
Indebtedness	$172,673	$12,010	$43,947	$56,760	$59,956
Capital lease obligations and software financing	$5,548	$1,600	$3,185	$763	$—
Long-term operating leases	$88,037	$12,375	$22,082	$16,561	$37,019

Total	$291,566	$51,293	$69,214	$74,084	$96,975

(1)	Interest on our various outstanding debt instruments is included in the above table, except for the term loan portion of our senior secured credit facilities, which has a variable interest rate. At December 26, 2014, we had borrowings of $27.0 million under our Term Loan Facility and no borrowings under the Revolving Credit Facility. During the fiscal year ended December 26, 2014, the interest rate on our Term Loan Facility was 3.19% to 3.44%. During the year ended December 26, 2014, we incurred interest expense of $954, under our Term Loan Facility. See Note 10 “Debt Obligations” to our consolidated financial statements for further information.

A portion of the indebtedness obligations shown in the above table reflects the expiration of our Credit Facilities, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,328 at December 26, 2014. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. During fiscal 2014, the Company and its subsidiaries were in full compliance with that requirement. In addition, during the first quarter of 2015, TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

We had outstanding letters of credit of approximately $4,845 and $3,820 at December 26, 2014 and December 27, 2013, respectively.

Substantially all of our assets are pledged as collateral to secure our borrowings under our Credit Facilities.

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

Off-Balance Sheet Arrangements

As of December 26, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into the Amended and Restated Credit Agreement. On December 3, 2014, the Borrowers and Guarantors entered into Amendment No. 3 to the Amended and Restated Credit Agreement. Each of the Credit Agreement and the Amended and Restated Credit Agreement, as amended, is described in more detail above under the caption “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of December 26, 2014, we had an aggregate $27.0 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $5.3 million under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $190 per annum, holding other variables constant.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Chefs’ Warehouse, Inc.
Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 26, 2014 and December 27, 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chefs’ Warehouse, Inc. at December 26, 2014 and December 27, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chefs’ Warehouse, Inc.’s internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 11, 2015

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 26, 2014	December 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,328	$20,014
Accounts receivable, net of allowance of $4,675 in 2014 and $3,642 in 2013	96,896	76,413
Inventories, net	75,528	64,710
Deferred taxes, net	3,500	2,708
Prepaid expenses and other current assets	9,755	16,250
Total current assets	189,007	180,095

Restricted cash	—	5,578
Equipment and leasehold improvements, net	47,938	27,589
Software costs, net	5,358	2,265
Goodwill	78,508	78,026
Intangible assets, net	50,485	57,450
Other assets	4,897	3,755
Total assets	$376,193	$354,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,157	$33,925
Accrued liabilities	19,522	15,803
Accrued compensation	6,645	5,996
Current portion of long-term debt	7,736	6,867
Total current liabilities	77,060	62,591

Long-term debt, net of current portion	135,800	140,847
Deferred taxes, net	8,067	8,338
Other liabilities and deferred credits	8,472	10,917
Total liabilities	229,399	222,693

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 26, 2014 and December 27, 2013	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 25,031,267 and 25,032,216 shares issued and outstanding at December 26, 2014 and December 27, 2013, respectively	250	250
Additional paid in capital	97,966	96,973
Cumulative foreign currency translation adjustment	(693)	(214)
Retained earnings	49,271	35,056
Total stockholders’ equity	146,794	132,065
Total liabilities and stockholders’ equity	$376,193	$354,758

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 26, 2014	December 27, 2013	December 28, 2012

Net sales	$836,625	$673,545	$480,292
Cost of sales	630,573	501,181	355,288
Gross profit	206,052	172,364	125,004
Operating expenses	173,042	135,783	96,237
Operating income	33,010	36,581	28,767
Interest expense	8,167	7,775	3,674
(Gain) loss on sale of assets	(5)	8	18
Income before income taxes	24,848	28,798	25,075
Provision for income taxes	10,633	11,808	10,564
Net income	$14,215	$16,990	$14,511
Other comprehensive income:
Foreign currency translation adjustments	(479)	(214)	—
Comprehensive income	$13,736	$16,776	$14,511

Net income per share:
Basic	$0.58	$0.78	$0.70
Diluted	$0.57	$0.77	$0.69

Weighted average common shares outstanding:
Basic	24,638,135	21,766,743	20,612,407
Diluted	24,844,565	21,995,042	20,926,365

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2014, December 27, 2013 and December 28, 2012
(Amounts in thousands, except share amounts)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance December 30, 2011	20,840,590	$208	$19,806	$—	$3,555	$23,569
Net income	—	—	—	—	14,511	14,511
Stock compensation	171,233	2	1,545	—	—	1,547
Shares surrendered to pay withholding taxes	(23,750)	—	(346)	—	—	(346)
Balance December 28, 2012	20,988,073	$210	$21,005	$—	$18,066	$39,281
Net income	—	—	—	—	16,990	16,990
Proceeds from secondary offering	3,800,000	38	74,999	—	—	75,037
Stock compensation	258,348	2	1,208	—	—	1,210
Excess tax benefits on stock compensation	—	—	30	—	—	30
Cumulative translation adjustment	—	—	—	(214)	—	(214)
Shares surrendered to pay withholding taxes	(14,205)	—	(269)	—	—	(269)
Balance December 27, 2013	25,032,216	$250	$96,973	$(214)	$35,056	$132,065
Net income	—	—	—	—	14,215	14,215
Stock compensation	21,008	—	1,374	—	—	1,374
Excess tax benefits on stock compensation	—	—	110	—	—	110
Cumulative translation adjustment	—	—	—	(479)	—	(479)
Shares surrendered to pay withholding taxes	(21,957)	—	(491)	—	—	(491)
Balance December 26, 2014	25,031,267	$250	$97,966	$(693)	$49,271	$146,794

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 26, 2014, December 27, 2013, and December 28, 2012
(Amounts in thousands)

	December 26, 2014	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$14,215	$16,990	$14,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,113	2,521	2,074
Amortization	5,130	4,796	1,858
Provision for allowance for doubtful accounts	1,195	924	1,434
Deferred rent	(105)	331	302
Deferred taxes	173	970	(83)
Amortization of deferred financing fees	876	647	446
Write off of deferred financing fees	—	—	237
Stock compensation	1,374	1,210	1,547
Change in fair value of earn-outs	(1,581)	(1,157)	—
(Gain) loss on asset disposal	(5)	8	18
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21,332)	(5,883)	(7,739)
Inventories	(10,809)	395	(5,130)
Prepaid expenses and other current assets	6,074	(9,207)	(2,060)
Accounts payable and accrued liabilities	10,744	(1,212)	1,350
Other liabilities	1,830	(199)	—
Other assets	(1,095)	(496)	(374)
Net cash provided by operating activities	9,797	10,638	8,391

Cash flows from investing activities:
Capital expenditures	(24,206)	(11,704)	(3,186)
Purchase price adjustment (Cash paid for acquisitions, net of cash received)	484	(77,995)	(72,521)
Proceeds from asset disposals	49	—	—
Net cash used in investing activities	(23,673)	(89,699)	(75,707)

Cash flows from financing activities:
Change in restricted cash	5,578	5,430	(7)
Proceeds of secondary offering	—	75,037	—
Proceeds from new senior secured loan	—	—	40,000
Proceeds from senior secured notes	—	100,000	—
Payment of debt and capital lease obligations	(7,054)	(5,271)	(30,131)
Borrowing under revolving credit line	19,100	70,800	248,258
Payments under revolving credit line	(19,100)	(145,800)	(190,640)
Payment of deferred financing fees	(841)	(1,230)	(1,733)
Surrender of shares to pay withholding taxes	(491)	(269)	(346)
Excess tax benefits on stock compensation	110	30	—
Net cash (used in)/provided by financing activities	(2,698)	98,727	65,401

Effect of foreign currency on cash and cash equivalents	(112)	230	—
Net change in cash and cash equivalents	(16,686)	19,896	(1,915)
Cash and cash equivalents at beginning of year	20,014	118	2,033
Cash and cash equivalents at end of year	$3,328	$20,014	$118

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,652	$11,457	$12,291
Cash paid for interest	$8,161	$6,013	$2,781
Noncash investing activity:
Capital lease	$—	$137	$343
Software financing	$2,869	$3,328	$—
Liabilities assumed with acquisitions	$238	$10,941	$—

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

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenue from the sale of a product is recognized at the point at which the product is delivered to the customer. The Company grants certain customers sales incentives, such as rebates or discounts and treats these as a reduction of sales at the time the sale is recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

Cost of Sales (COS)

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse.

Operating Expenses

Operating expenses include the costs of facilities, product handling and replenishment, protein processing costs, delivery, selling and general administrative activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents. The Company periodically maintains balances at financial institutions which may exceed Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Inventories

Inventories consist primarily of finished goods, food and related food products held for resale and are valued at the lower of cost or market. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. The Company maintains reserves for slow-moving and obsolete inventories.

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case. For the years ended December 26, 2014, December 27, 2013, and December 28, 2012, the recorded purchase incentives totaled approximately $8,175, $6,653, and $5,134, respectively.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $5,358 at December 26, 2014 and $2,265 at December 27, 2013.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets in the consolidated balance sheets. The Company had unamortized debt issuance costs of $2,751 and $2,803 as of December 26, 2014 and December 27, 2013, respectively. These costs are amortized over the terms of the related debt instruments by effective interest rate method. Amortization of debt issuance costs was $876 for the fiscal year ended December 26, 2014, $647 for the fiscal year ended December 27, 2013, and $446 for the fiscal year ended December 28, 2012.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2014, fiscal 2013 or fiscal 2012 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” Impairment testing for goodwill is performed at least annually and more frequently if indicators of impairment exist. Impairment testing for goodwill uses a two-step approach, which is performed at the consolidated level, as the Company has a single reporting unit. Step one compares the fair value of the Company (using the market capitalization approach) with its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the entity’s goodwill to its implied fair value (i.e., fair value of the entity less the fair value of the entity’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. There have been no events or changes in circumstances during fiscal 2014, fiscal 2013 or fiscal 2012 indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). Beginning in fiscal 2011, the Company elected to make matching contributions to the 401(k) Plan at 50% of employee contributions to a maximum of six percent of an employee’s salary, capped at $2.5 per associate per year. The Company recognized expense related to the 401(k) Plan totaling $717, $449 and $337, respectively, for the years ended December 26, 2014, December 27, 2013 and December 28, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company follows certain provisions of ASC 740, “Income Taxes” (previously reported as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”) which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when it is estimable and probable that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense.

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

Fair Value Measurements

The carrying values of the Company’s assets and liabilities approximate the fair values except for the fair value of the Company’s fixed rate debt, which is based on prevailing interest rates and market prices for debt of similar terms and maturities. The carrying amount of the Company’s senior secured notes at December 26, 2014 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments. As of December 26, 2014, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Allen Brothers, Queensgate and Euro Gourmet acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $5,696, $0 and $243 at December 26, 2014, respectively.

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Net income	$14,215	$16,990	$14,511

Net income per share :
Basic	$0.58	$0.78	$0.70
Diluted	$0.57	$0.77	$0.69
Weighted average common shares outstanding :
Basic	24,638,135	21,766,743	20,612,407
Diluted	24,844,565	21,995,042	20,926,365

Reconciliation of earnings per share:

	Fiscal Year Ended
	December 26, 2014	December 27, 2013	December 28, 2012
Numerator:
Net income	$14,215	$16,990	$14,511
Denominator:
Weighted average basic common shares outstanding	24,638,135	21,766,743	20,612,407
Dilutive effect of unvested common shares	206,430	228,299	313,958
Weighted average diluted common shares outstanding	24,844,565	21,995,042	20,926,365

We had unvested common shares of 8,903, 20,944 and 0 that were anti-dilutive at December 26, 2014, December 27, 2013, and December 28, 2012, respectively.

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

Assets and Liabilities Measured at Fair Value

As of December 26, 2014 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Allen Brothers, Euro Gourmet and Queensgate acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $5,696, $243 and $0 at December 26, 2014, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Euro Gourmet	Allen Brothers	Queensgate	Total
Balance December 28, 2012	$—	$—	$—	$—
Opening liability	—	6,322	2,118	8,440
Payments	—	—	—	—
Changes in fair value	—	—	(1,158)	(1,158)
Balance December 27, 2013	—	6,322	960	7,282
Opening liability	238	—	—	238
Payments	—	—	—	—
Changes in fair value	5	(626)	(960)	(1,581)
Balance December 26, 2014	$243	$5,696	$0	5,939

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of December 26, 2014 and December 27, 2013, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at December 26, 2014 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

Note 5 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisitions noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is estimated to be approximately $30,670, which includes approximately $23,939 paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $6,731 represents pension liabilities the Company assumed of $2,878 and earnout consideration of $6,000 to be paid upon the achievement of certain performance milestones over the next four years following the closing, offset by $2,147 received as an adjustment to the purchase price. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. During fiscal 2014, the Company completed a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Customer lists will be amortized over 20 years and trademarks will be amortized over 40 years. Goodwill for the Allen Brothers acquisition will be amortized over 15 years for tax purposes.

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,796, net of $578 of cash and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. In the third quarter of 2014, the Company received a settlement of $491 from the prior owners of Qzina directly related to disputes regarding the working capital adjustment. The Company reduced goodwill by $400 and used $91 to offset legal fees that were incurred in connection with the dispute. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Qzina, as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which will be amortized over 20 years, customer relationships, which will be amortized over 20 years and covenants not to compete, which will be amortized over 2-5 years. Goodwill for the Qzina acquisition is not deductible for tax purposes.

On December 31, 2012, the Company purchased substantially all the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,934, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. Additionally, the purchase price could have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones over a two-year period following the closing. This contingent consideration was not earned, as Queensgate did not meet the EBITDA threshold requiring payment for fiscal 2014 and 2013 results, and was recorded as a reduction of operating expenses. The Company expensed $69 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Queensgate. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of customer relationships, which will be amortized over 7 years, and covenants not to compete, which will be amortized over 5 years. Goodwill for the Queensgate acquisition will be amortized for tax purposes over 15 years.

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

	Allen Brothers	Qzina	Queensgate	Michael’s	Praml
Current assets	$15,797	$22,498	$4,140	$16,161	$3,315
Customer relationships	2,522	6,070	1,520	12,431	4,187
Trademarks	4,782	4,411	—	12,724	1,369
Goodwill	10,924	5,445	15,243	12,239	12,866
Non-compete agreement	—	2,480	2,920	477	1,254
Fixed assets	4,370	906	1,909	2,871	—
Other assets	33
Deferred tax assets	—	—	—	29	—
Deferred tax liability	—	(4,302)	(863)	—	(2,676)
Capital leases	—	(137)	—	(343)	—
Earn-out liability	(6,322)	—	(2,118)	—	—
Pension exit liability	(2,878)	—	—	—	—
Unfavorable leases	—	(6)	—	—	—
Current liabilities	(7,436)	(5,391)	(817)	(2,744)	(767)

Cash purchase price	$21,792	$31,974	$21,934	$53,845	$19,548

Note 6 – Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,130 and $683 at December 26, 2014 and December 27, 2013, respectively.

Note 7 – Restricted Cash

On April 26, 2012, Dairyland HP LLC, an indirectly wholly-owned subsidiary of the Company (“DHP”), entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of JPMorgan Chase Bank, N.A. (“Chase”), provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, New York distribution facility. The proceeds from the NMTC Loan were fully utilized during fiscal 2014. Prior to their use, the proceeds from this loan were reflected as restricted cash on the balance sheet. For more information on the NMTC Loan see Note 10.

Note 8 – Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 26, 2014	December 27, 2013
Land	Indefinite	$1,464	$1,464
Buildings	20 years	3,672	3,672
Machinery and equipment	5-10 years	7,220	7,111
Computers, data processing and other equipment	3-7 years	6,424	6,006
Leasehold improvements	7-15 years	9,057	9,091
Furniture and fixtures	7 years	904	622
Vehicles	5-7 years	987	1,001
Other	7 years	95	95
Construction-in-process		36,200	14,414
		66,023	43,476
Less: accumulated depreciation and amortization		(18,085)	(15,887)
Equipment and leasehold improvements, net		$47,938	$27,589

Construction-in-process at December 26, 2014 and December 27, 2013 relates primarily to the build out of our new distribution facility in Bronx, New York, the build out of our new distribution facility in Las Vegas, Nevada and the costs incurred related to the implementation of our JD Edwards ERP system. The Company expects to spend approximately $20,000 in fiscal 2015 to complete these projects.

At December 26, 2014, December 27, 2013 and December 28, 2012, the Company had $509, $820 and $679, respectively, of equipment and vehicles financed by capital leases. The Company recorded depreciation of $96, $211 and $132 on these assets for the years ended December 26, 2014, December 27, 2013 and December 28, 2012, respectively.

Depreciation expense was $2,166, $2,024 and $1,730 for the fiscal years ended December 26, 2014, December 27, 2013 and December 28, 2012, respectively.

Capitalized software is recorded net of accumulated amortization of $2,423 and $1,572 for the fiscal years ended December 26, 2014 and December 27, 2013, respectively. Amortization expense on software was $851, $286 and $221 for the fiscal years ended December 26, 2014, December 27, 2013, and December 28, 2012, respectively.

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2012	$45,359
Goodwill increases	32,719
Foreign currency translation	(52)
Carrying amount as of December 27, 2013	78,026
Goodwill increases	564
Foreign currency translation	(82)
Carrying amount as of December 26, 2014	$78,508

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets were consisted of the following at December 26, 2014 and December 27, 2013:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

December 26, 2014
Customer relationships	131 months	$32,261	$(6,939)	$25,322
Non-compete agreements	38 months	7,166	(2,825)	4,341
Trademarks	270 months	23,586	(2,764)	20,822
Total	181 months	$63,013	$(12,528)	$50,485

December 27, 2013
Customer relationships	132 months	$29,439	$(4,199)	$25,240
Non-compete agreements	49 months	7,131	(1,412)	5,719
Other amortizable intangibles	119 months	9,274	(54)	9,220
Trademarks	239 months	18,804	(1,533)	17,271
Total	154 months	$64,648	$(7,198)	$57,450

Amortization expense for other intangibles was $5,130, $4,796 and $1,858 for the years ended December 26, 2014, December 27, 2013 and December 28, 2012, respectively. At December 27, 2013, other amortizable intangibles represented the initial purchase price allocation for Allen Brothers.

As of December 26, 2014, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2015	$5,255
2016	5,198
2017	5,162
2018	4,023
2019	3,745
Thereafter	27,102
Total	$50,485

Note 10 – Debt Obligations

Debt obligations as of December 26, 2014 and December 27, 2013 consisted of the following:

	December 26, 2014	December 27, 2013
Senior secured notes	$100,000	$100,000
Term loan	27,000	33,000
New Markets Tax Credit Loan	11,000	11,000
Capital leases and financed software	5,536	3,714
Total debt obligations	143,536	147,714
Less: current installments	(7,736)	(6,867)
Total debt obligations excluding current installments	$135,800	$140,847

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each, a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. The Credit Agreement replaced the credit agreement that the Borrowers and the Guarantors entered into in connection with the Company’s initial public offering. On August 29, 2012, Michael’s Finer Meats Holdings, LLC and Michael’s Finer Meats, LLC each was added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement.

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

The Credit Facilities were secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of DHP. Borrowings under the Credit Facilities bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%, plus in each case the applicable margin of 0.50% for Revolving Credit Loans or Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for Revolving Credit Loans or Term Loans. The Credit Agreement also included financial covenants that required the Company to meet targeted leverage and fixed charge ratios.

On September 28, 2012, the Borrowers exercised the Accordion under the Credit Agreement in full to increase the aggregate commitments under the Revolving Credit Facility by $40,000. As a result of the Borrowers’ exercise of the Accordion, borrowing capacity under the Revolving Credit Loans increased from $100,000 to $140,000. All other terms of the Credit Agreement were unchanged.

On April 26, 2012, DHP entered into a financing arrangement under the NMTC program under the Code, pursuant to which CLII provided to DHP the NMTC Loan to help fund DHP’s expansion and build-out of its new Bronx, New York facility, which construction is required under the lease agreement related to such facility. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

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

The Amended and Restated Credit Agreement amends and restates the Term Loan Facility and the Revolving Credit Facility. The Amended and Restated Credit Agreement provides for $36,000 in principal amount of Term Loans under the Term Loan Facility and up to an aggregate amount of $140,000 of Revolving Credit Loans under the Revolving Credit Facility. The sub-limits for letters of credit and swingline loans under the Credit Facilities were unchanged. Unutilized commitments under the revolving credit facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45%, based on the Company’s leverage ratio. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

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

On April 17, 2013, the Company issued $100,000 in guaranteed senior secured notes (the “Notes”) to Prudential Capital Group, an institutional investment division of Prudential Financial, Inc., through a private placement transaction pursuant to a Note Purchase and Guarantee Agreement dated April 17, 2013 (the “Note Purchase and Guarantee Agreement”). The Notes bear an annual interest rate of 5.9% and mature in 2023. The Notes must be repaid in two equal installments of $50,000. The first payment is due on April 17, 2018. The second payment is due at maturity on April 17, 2023. The proceeds from the private placement of the Notes were used to repay borrowings under the Revolving Credit Facility. The Notes have financial covenants that are substantially similar to the financial covenants for the Amended and Restated Credit Agreement.

During fiscal 2014, the Company entered into various amendments to the Amended and Restated Credit Agreement to effect the following changes: (i) permit one of the Company’s subsidiaries to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, Nevada, (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000, (iii) eliminate the Company’s requirement to achieve a certain minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) as of September 30, 2014 and to amend the Fixed Charge Coverage Ratio definition (A) to account for the significant investments the Company has made, and expects to continue to make, in its business to support its growth and (B) to eliminate the deduction of the unfinanced portion of Capital Expenditures (as defined in the Amended and Restated Credit Agreement) from the calculation of EBITDA utilized to calculate the Fixed Charge Coverage Ratio, (iv) permit a sale-leaseback transaction involving the Company’s Las Vegas distribution facility that is currently under construction, (v) increase the amount of assets that the loan parties may sell in any twelve month period in transactions not otherwise permitted from $1,000 to $5,000, (vi) adjust certain financial covenants and the periods during which the loan parties must comply with such covenants, and (vii) set a maximum permitted amount of Capital Expenditures that may be made or incurred by the loan parties in future fiscal years. The Note Purchase and Guarantee Agreement was similarly amended to modify the Note Purchase and Guarantee Agreement in the same manner as the Amended and Restated Credit Agreement.

As of December 26, 2014, the Borrowers and Guarantors were in compliance with all debt covenants under the Amended and Restated Credit Agreement, as amended, the Notes and the Note Purchase and Guarantee Agreement, as amended, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $4,845 of the Revolving Credit Facility for the issuance of letters of credit. As of December 26, 2014, funds totaling $135,155 were available for borrowing under the Revolving Credit Facility.

Note 11 – Stockholders’ Equity

On September 25, 2013, the Company completed a public offering of 3,800,000 shares of its common stock at $21.00 per share, and certain existing stockholders sold an additional 1,375,000 shares, including 675,000 shares sold to the underwriters to cover over-allotments. The Company recognized proceeds of approximately $75,037 after deducting underwriting fees and commissions and estimated offering expenses. The Company utilized approximately $12,500 of the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility, and subsequently used $23,939 to finance its acquisition of Allen Brothers, $2,063 to finance its acquisition of Euro Gourmet and the remainder for general corporate purposes.

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 26, 2014, there were 1,078,511 shares available for grant.

On August 2, 2011, the Company granted RSAs totaling 206,666 shares to two employees. The awards were valued at $18.01 per share, representing the closing price of the Company’s common stock on August 2, 2011. Fifty percent of the awards (103,333 shares) vested immediately resulting in a compensation charge of $1,861 and the remainder of the awards, a total of 103,333 shares, were scheduled to vest in equal amounts on each of the next four anniversary dates of the grant of which $193 was recognized as compensation expense during fiscal 2011. During fiscal 2014, 2013 and 2012, the Company recognized expense totaling $54, $93 and $1,055 on these RSAs, respectively. This included a charge for $713 during fiscal 2012 related to the accelerated vesting of 41,334 RSAs issued to the Company’s former chief operating officer as part of his separation from the Company. Through December 26, 2014, RSAs granted in 2011 totaling 25,830 shares were forfeited.

On November 2, 2011, the Company granted RSAs totaling 5,652 shares to its four independent directors which vested on the date of the first annual stockholders’ meeting. These shares were valued at $14.30 each (the closing price of our common stock on November 2, 2011). The Company recognized $38 of expense related to these grants in fiscal 2012.

During fiscal 2012, the Company issued 229,031 RSAs to its employees and independent directors at a weighted average grant date fair value of $17.63 each. Of these awards, 34,783 RSAs were performance-based grants. The Company recognized no expense on the performance-based grants in fiscal 2014, 2013 or 2012 because the Company did not achieve the performance targets applicable to those periods. The remaining awards were time-based grants which will vest over 4-5 years from the date of grant. During fiscal 2014, 2013 and 2012 the Company recognized expense totaling $631, $742 and $454, respectively, on the time-based grants. Through December 26, 2014, 35,441 of the RSAs granted in 2012 were forfeited. During fiscal 2012, 8,582 RSAs, which were issued prior to the Company’s initial public offering, were forfeited.

During fiscal 2013, the Company granted 268,889 RSAs to its employees and independent directors at a weighted average grant date fair value of $16.90 each. Of these awards, 183,700 were performance-based grants. The Company recognized no expense on the performance-based grants during fiscal 2014 and 2013, because the Company did not achieve the performance targets applicable to fiscal 2014 and 2013. The remaining awards were time-based grants which will vest between one and four years from the date of grant. During fiscal 2014 and 2013, the Company recognized expense totaling $355 and $375 on these time-based RSAs. During fiscal 2014, 20,681 of the time vesting RSAs and 37,432 of the performance-vesting RSAs were forfeited. During fiscal 2013, 2,108 of the time vesting RSAs and 8,692 of the performance-vesting RSAs were forfeited.

During fiscal 2014, the Company granted 91,176 RSAs to its employees and independent directors at a weighted average grant date fair value of $19.78 each. Of these awards, 27,201 were performance-based grants. The Company recognized no expense on the performance-based grants during fiscal 2014, because the Company did not achieve the performance targets applicable to fiscal 2014. The remaining awards were time-based grants which will vest between one and four years from the date of grant. During fiscal 2014, the Company recognized expense totaling $334 on these time-based RSAs.

At December 26, 2014, the Company had 374,567 of unvested RSAs outstanding. At December 26, 2014, the total unrecognized compensation cost for these unvested RSAs was $6,208, and the weighted-average remaining useful life was approximately 14 months. Of this total, $2,484 related to RSAs with time-based vesting provisions and $3,724 related to RSAs with performance-based vesting provisions. At December 26, 2014, the weighted-average remaining useful lives were approximately 15 months for time-based vesting RSAs and 13months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

The Company has not issued any type of equity award other than RSAs under the Equity Plan.

Note 12 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 26, 2014, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2015	$489	$5,559	$5,612	$715	$12,375
2016	499	5,158	5,421	442	11,520
2017	509	4,909	5,049	95	10,562
2018	519	4,389	3,898	30	8,836
2019	529	3,772	3,424	—	7,725
Thereafter	2,661	31,405	2,953	—	37,019
Total minimum lease payments	$5,206	$55,192	$26,357	$1,282	$88,037

Total rent expense for operating leases for the years ended December 26, 2014, December 27, 2013 and December 28, 2012 was $16,381, $13,529 and $10,172, respectively. One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,328 at December 26, 2014. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. During fiscal 2014, the Company and its subsidiaries were in full compliance with that requirement. In addition, during the first quarter of 2015, TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Note 13 – Income Taxes

The provision for income taxes consists of the following for the years ended December 26, 2014, December 27, 2013 and December 28, 2012:

	December 26, 2014	December 27, 2013	December 28, 2012
Current income tax expense
Federal	$7,411	$8,402	$8,173
Foreign	114	86	—
State	2,935	2,350	2,474
Total current income tax expense	10,460	10,838	10,647
Deferred income tax expense (benefit)
Federal	92	830	(69)
Foreign	30	—	—
State	51	140	(14)
Total deferred income tax expense (benefit)	173	970	(83)
Total income tax expense	$10,633	$11,808	$10,564

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the years ended December 26, 2014, December 27, 2013 and December 28, 2012 are set forth and quantified in the following table:

	December 26, 2014	December 27, 2013	December 28, 2012
Statutory U.S. Federal tax	$8,697	$10,079	$8,776
Differences due to:
Other permanent differences	266	293	215
State and local taxes, net of federal benefit	1,499	1,705	1,525
Foreign tax rate differential	74	86	—
Change in prior year tax estimate	227	(185)	147
Other, net	(130)	(170)	(99)
	$10,633	$11,808	$10,564

Deferred tax assets and liabilities at December 26, 2014 and December 27, 2013 consist of the following:

	December 26, 2014	December 27, 2013
Current deferred tax assets:
Receivables and inventory	$3,948	$3,204
Paid time off accrual	45	65
Self-insurance reserves	1,332	815
Cumulative foreign exchange difference	703	220
Current deferred tax assets	6,028	4,304
Current deferred tax liabilities:
Earnout liabilities	(1,145)	—
Deduction of prepaid expenses	(1,383)	(1,596)
Current deferred tax assets, net	$3,500	$2,708

Non-current deferred tax assets and liabilities:
Foreign tax credit payable	$202	$—
Federal net loss carryforwards	113	113
State net loss carryforwards	158	131
Rent accrual	696	739
Stock compensation	382	332
Deferred acquisition costs	189	82
Other	1	—
Net non-current deferred tax assets	1,741	1,397

Non-current deferred tax liabilities:
Property & equipment	(598)	(537)
Intangible assets	(9,212)	(9,198)
Other	2	—
Non-current deferred tax liabilities	(9,808)	(9,735)
Non-current deferred tax liabilities, net	$(8,067)	$(8,338)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2014. For state tax purposes, the 2010 through 2013 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 26, 2014, the Company had a federal net loss carryforward of $323 which resulted from the Company’s acquisition of Qzina in 2013. This federal net loss carryforward expires in fiscal 2033. The Company also acquired state net loss carryforwards totaling $1,725 upon completion of the Qzina acquisition in 2013. The state net loss carryforwards expire between 2031 and 2033. During 2014, the Company generated state net loss carryforwards of $142 from operations. These state net loss carryforwards expire between 2019 and 2034.

The foreign net loss carryforward represents the foreign deductions impact from the deferred tax assets and liabilities related to the Qzina acquisition. These net loss carryforwards are fully reserved for as the foreign tax credit is disallowed as a result of IRC Section 901(m), which does not allow use of foreign tax credits on the portion of the deductions to a step-up in basis of the assets.

For financial reporting purposes, income from operations before income taxes for our foreign subsidiaries was $1,108 for the year ended December 26, 2014. We had no foreign operations prior to fiscal 2013. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

There was an examination of the 2010-2012 New York state tax returns. It was asserted during the audit that the QEZE tax credit in New York state, which is a credit of the franchise tax owed for doing business in a qualified enterprise zone, should have started being phased out in 20% increments in 2010. The Company began to phase-out the QEZE credit in 2011. It was also asserted during the audit that the QEZE credit was only applicable to the ratio of tax for the Company’s Dairyland subsidiary. The company is currently disputing this argument and has accounted for a more-likely-than-not final assessment for the tax years 2010-2013 of $511, net of federal tax benefit. If all the Company’s proposals are rejected, the Company believes the final assessment will be $725, net of federal tax benefit.

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2011, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per associate per year. Matching contributions begin vesting after two years and are fully vested after six years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $717 for fiscal 2014, $449 for fiscal 2013 and $337 for fiscal 2012.

Note 15 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are owned by entities owned 100% by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $1,564 for the year ended December 26, 2014 and $1,537 for the years ended December 27, 2013 and December 28, 2012, respectively.

One of the Company’s non-employee directors, Stephen Hanson, was the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company until December 2013. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $3,609, $3,616 and $3,200 of products from us during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $144, $195 and $213 of products from the Company during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $185, $170 and $140 in total compensation during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $447, $452 and $302 in total compensation for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. John Pappas did not receive any compensation in fiscal 2014, fiscal 2013 or fiscal 2012 for his service on the Company’s Board of Directors.

An entity owned by Messrs. C. Pappas, J. Couri and S. Hanson own an interest in an aircraft that we use for business purposes in the course of our operations. Each of Messrs. C. Pappas, J. Couri and S. Hanson paid for their respective ownership interests (25% for each individual) in the aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of the aircraft. In 2014, we made payments of $280 for use of such aircraft, which included $264 paid directly to an entity not owned by Messrs. C. Pappas, J. Couri or S. Hanson, that manages the aircraft.

Note 16 – Commitments and Contingencies

Guarantees

One of the Company’s subsidiaries, Dairyland USA Corporation, subleases one of its distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,328 at December 26, 2014. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. During fiscal 2014, the Company and its subsidiaries were in full compliance with that requirement. In addition, during the first quarter of 2015, TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Legal Contingencies

The Company is involved in various legal proceedings. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. Management believes that the total liabilities to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.

Tax Audits

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts. Refer to Note 13 for further information.

Risk Management Programs

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its medical program totaled $574 and $378 at December 26, 2014 and December 27, 2013, respectively.

The Company maintains an insurance program for its automobile liability and workers compensation insurance subject to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its automobile liability program totaled $928 and $777 at December 26, 2014 and December 27, 2013, respectively. Self-insurance reserves for workers compensation totaled $2,911 and $1,559 at December 26, 2014 and December 27, 2013, respectively.

Workforce (unaudited)

As of December 26, 2014 we had approximately 1,281 full-time and part-time employees, 159 of whom (approximately 12.4%) are represented by unions. Of the 159 represented by unions, 121 are operating under a collective bargaining agreement. This agreement expires in August of 2017 and we expect we will be able to renegotiate the agreement on satisfactory terms at that time. We do not contribute to a pension plan on behalf of our union employees. The Company believes its relations with its employees are generally satisfactory.

Note 17 – Valuation Reserves

A summary of the activity in the accounts receivable allowance for doubtful accounts appears below:

	December 26, 2014	December 27, 2013	December 28, 2012
Balance at beginning of period	$3,642	$3,440	$2,900
Charged to costs and expenses	1,195	924	1,434
Customer accounts written off, net of recoveries	(162)	(722)	(894)
Balance at end of period	$4,675	$3,642	$3,440

A summary of activity in the inventory valuation reserve appears below:

	December 26, 2014	December 27, 2013	December 28, 2012
Balance at beginning of period	$683	$650	$575
Charged to costs and expenses	3,422	3,051	1,948
Inventory written off	(2,975)	(3,018)	(1,873)
Balance at end of period	$1,130	$683	$650

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 26, 2014 and December 27, 2013 are as follows:

	March 28, 2014	June 27, 2014	Sept. 26, 2014 (1)	Dec. 26, 2014 (2)
Net sales	$187,183	$213,144	$208,070	$228,228

Gross profit	46,068	52,402	50,693	56,889

Operating profit	3,751	8,557	9,033	11,669

Income before income taxes	1,692	6,458	7,132	9,566

Net income	989	3,820	4,207	5,199

Basic net income per share	0.04	0.16	0.17	0.21

Diluted net income per share	0.04	0.15	0.17	0.21

	March 29, 2013 (3)	June 28, 2013 (4)	Sept. 27, 2013 (5)	Dec. 27, 2013 (6)
Net sales	$139,419	$170,157	$170,581	$193,388

Gross profit	35,154	44,042	43,957	49,211

Operating profit	5,897	11,055	9,435	10,194

Income before income taxes	4,530	9,148	7,107	8,013

Net income	2,647	5,345	4,160	4,838

Basic net income per share	0.13	0.26	0.20	0.20

Diluted net income per share	0.13	0.25	0.20	0.19

(1) The Company recorded a recovery of approximately $1,500 related to the settlement with the prior owners of Michael’s of a dispute associated with the inventory issues it previously experienced at Michael’s. This recovery was reflected as a reduction of operating expenses.

(2) Beginning in the fourth quarter of 2014 the Company began to reflect the results of the Euro Gourmet acquisition.

(3) Beginning in the first quarter of 2013 the Company began to reflect the results of the Queensgate acquisition.

(4) Beginning in the second quarter of 2013 the Company began to reflect the results of the Qzina acquisition. The Company also closed on its $100,000 Notes offering in the second quarter of 2013.

(5) The Company completed its secondary offering of 3,800,000 shares in the third quarter of 2013.

(6) Beginning in the fourth quarter of 2013 the Company began to reflect the results of the Allen Brothers acquisition. In the fourth quarter of 2013, the Company recorded a $900 adjustment to cost of sales related to the previously disclosed overstatement of inventory at Michael’s.

Note 19 – Subsequent Event

On January 11, 2015, the Company entered into a definitive agreement to acquire substantially all of the assets and certain equity interests of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”) for approximately $191,200 (subject to customary working capital adjustments as well as final audited results of the acquired entities) consisting of (i) $127,500 in cash, which will be funded from cash on hand and additional borrowings under our existing credit arrangements, (ii) 1.2 million shares of our common stock (valued at $22.00 per share), and (iii) $38,300 in convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share. In addition, the Company has agreed to pay additional contingent consideration that is expected to total approximately $25,500 (subject to certain conditions and upon the successful achievement of adjusted EBITDA targets over the six years following the closing of the acquisition). The transaction is subject to the satisfaction of customary closing conditions and is expected to close near the end of the first quarter of 2015 or early in the second quarter of 2015.

On January 11, 2015, the Company entered into an amendment to the Amended and Restated Credit Agreement, as previously amended, that will become effective upon consummation of the Del Monte acquisition to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio (each as defined in the Amended and Restated Credit Agreement) and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits shall decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of the Company’s common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. The Company entered into a corresponding amendment to the Note Purchase and Guarantee Agreement that will become effective upon consummation of the Del Monte acquisition to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, borrowings under the Amended and Restated Credit Agreement will bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 26, 2014.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 46 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

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
Ridgefield, CT

We have audited The Chefs’ Warehouse, Inc. internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chefs’ Warehouse, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting” under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Chefs’ Warehouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 26, 2014 and December 27, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014 and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 11, 2015

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 15, 2015, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 15, 2015, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 15, 2015, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 26, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	—	—	1,078,511
Plans not approved by stockholders	—	—	—
Total	—	—	1,078,511

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 15, 2015, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 15, 2015, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules - Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (in corporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.6	Asset Purchase Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Capitol Meat Company, LLC, a Delaware limited liability company, T.J. Foodservice Co., Inc., a California corporation, TJ Seafood, LLC, a California limited liability company, John DeBenedetti, Victoria DeBenedetti, Theresa Lincoln, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.7	Merger Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Merger Sub, LLC, a Delaware limited liability company, Del Monte Capitol Meat Co., Inc., a California corporation, David DeBenedetti, Victoria DeBenedetti, DeBenedetti/Del Monte Trust, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

10.3	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.6	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.9*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.10*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.11*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.13*	Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.14*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.15*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.16*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.17*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.18*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.21*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.25+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.26	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 28, 2014).

10.27	Amendment No. 2, dated as of November 4, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2014).

10.28	Amendment No. 3, dated as of December 3, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2014).

10.29	Amendment No. 4, dated as of January 9, 2015, to the Amended and Restated Credit Agreement dated as of April 13, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 15, 2015).

10.30+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

10.31+	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.32	Amendment No. 1, dated as of July 23, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 28, 2014).

10.33	Amendment No. 2, dated as of November 4, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 5, 2014).

10.34	Amendment No. 3, dated as of December 3, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 9, 2014).

10.35	Amendment No. 4, dated as of January 9, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 15, 2015).

10.36	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.37	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.38+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.39*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2015.

THE CHEFS’ WAREHOUSE, INC.

March 11, 2015	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	March 11, 2015
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ John D. Austin	Chief Financial Officer	March 11, 2015
John D. Austin	(Principal Accounting and Financial Officer)

/s/ John Pappas	Director and Vice Chairman	March 11, 2015
John Pappas

/s/ Alan Guarino	Director	March 11, 2015
Alan Guarino

/s/ John A. Couri	Director	March 11, 2015
John A. Couri

/s/ Dominick C. Cerbone	Director	March 11, 2015
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 11, 2015
Joseph Cugine

/s/ Stephen Hanson	Director	March 11, 2015
Stephen Hanson

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.6	Asset Purchase Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Capitol Meat Company, LLC, a Delaware limited liability company, T.J. Foodservice Co., Inc., a California corporation, TJ Seafood, LLC, a California limited liability company, John DeBenedetti, Victoria DeBenedetti, Theresa Lincoln, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.7	Merger Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Merger Sub, LLC, a Delaware limited liability company, Del Monte Capitol Meat Co., Inc., a California corporation, David DeBenedetti, Victoria DeBenedetti, DeBenedetti/Del Monte Trust, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

10.3	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.6	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.7*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.8*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.9*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.10*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.11*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.13*	Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.14*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.15*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.16*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.17*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.18*	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on July 1, 2011).

10.19*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.20*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.21*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.22*	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.25+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.26	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 28, 2014).

10.27	Amendment No. 2, dated as of November 4, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2014).

10.28	Amendment No. 3, dated as of December 3, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2014).

10.29	Amendment No. 4, dated as of January 9, 2015, to the Amended and Restated Credit Agreement dated as of April 13, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 15, 2015).

10.30+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

10.31+	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.32	Amendment No. 1, dated as of July 23, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 28, 2014).

10.33	Amendment No. 2, dated as of November 4, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 5, 2014).

10.34	Amendment No. 3, dated as of December 3, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 9, 2014).

10.35	Amendment No. 4, dated as of January 9, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 15, 2015).

10.36	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.37	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.38+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.39*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

