Form 10-Q
period 2015-03-27
Chefs' Warehouse, Inc.
filed 2015-05-06
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

Number of shares of common stock, par value $.01 per share, outstanding at May 1, 2015: 26,275,491

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs' Warehouse, Inc. (the "Company") that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the Company's ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the results of the ongoing New York state tax audit and the Company's efforts to negotiate the final amount of any assessment; the Company's and its customers' current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company's sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; changes in the availability or cost of the Company's specialty food products; the ability to effectively price the Company's specialty food products and reduce the Company's expenses; the relatively low margins of the foodservice distribution industry and the Company's sensitivity to inflationary and deflationary pressures; the Company's ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company's ability to open, and begin servicing customers from, new Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company's management team and the Company's ability to replace such personnel; the strain on the Company's infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading "Risk Factors" in our Annual Report on Form 10-K filed on March 11, 2015 with the Securities and Exchange Commission (the "SEC").

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 27, 2015 (unaudited)	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,960	$3,328
Accounts receivable, net of allowance of $4,948 in 2015 and $4,675 in 2014	92,829	96,896
Inventories, net	71,046	75,528
Deferred taxes, net	4,529	3,500
Prepaid expenses and other current assets	7,480	9,755
Total current assets	177,844	189,007
Equipment and leasehold improvements, net	55,192	47,938
Software costs, net	5,100	5,358
Goodwill	78,449	78,508
Intangible assets, net	48,996	50,485
Other assets	4,753	4,897
Total assets	$370,334	$376,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,972	$43,157
Accrued liabilities	15,594	19,522
Accrued compensation	3,965	6,645
Current portion of long-term debt	7,580	7,736
Total current liabilities	71,111	77,060
Long-term debt, net of current portion	136,672	135,800
Deferred taxes, net	7,972	8,067
Other liabilities and deferred credits	6,876	8,472
Total liabilities	222,631	229,399
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 27, 2015 and December 26, 2014	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 25,087,911 and 25,031,267 shares issued and outstanding March 27, 2015 and December 26, 2014, respectively	251	250
Additional paid in capital	98,068	97,966
Cumulative foreign currency translation adjustment	(854)	(693)
Retained earnings	50,238	49,271
Stockholders’ equity	147,703	146,794
Total liabilities and stockholders’ equity	$370,334	$376,193

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	13 Week Period Ended
	March 27, 2015	March 28, 2014
Net sales	$198,876	$187,183
Cost of sales	148,537	141,115
Gross profit	50,339	46,068
Operating expenses	47,199	42,317
Operating income	3,140	3,751
Other expense (income):
Interest expense	1,836	2,059
Gain on sale of assets	(349)	—
Income before income taxes	1,653	1,692
Provision for income taxes	686	703
Net income	$967	$989
Other comprehensive loss:
Foreign currency translation adjustments	161	306
Comprehensive income	$806	$683
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares outstanding:
Basic	24,666,557	24,618,054
Diluted	24,722,275	24,839,563

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Week Period Ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$967	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	887	797
Amortization	1,345	1,468
Provision for allowance for doubtful accounts	662	130
Deferred rent	(15)	37
Deferred taxes	(722)	(929)
Amortization of deferred financing fees	284	216
Stock compensation	324	355
Change in fair value of earn-outs	40	195
Gain on sale of assets	(349)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,272	2,246
Inventories	4,249	52
Prepaid expenses and other current assets	2,268	10,682
Accounts payable, accrued liabilities and accrued compensation	(5,762)	(2,900)
Other liabilities	(156)	(2,720)
Other assets	(87)	(155)
Net cash provided by operating activities	7,207	10,463
Cash flows from investing activities:
Capital expenditures	(9,053)	(5,817)
Proceeds from sale of assets	1,516	—
Net cash used in investing activities	(7,537)	(5,817)
Cash flows from financing activities:
Payment of debt	(1,884)	(1,758)
Payment of deferred financing fees	—	(17)
Surrender of shares to pay withholding taxes	(222)	(233)
Change in restricted cash	—	3,507
Cash paid for contingent earnout obligation	(1,420)	—
Borrowings under revolving credit line	24,300	—
Payments under revolving credit line	(21,700)	—
Net cash (used in) provided by financing activities	(926)	1,499
Effect of foreign currency on cash and cash equivalents	(112)	(31)
Net (decrease) increase in cash and cash equivalents	(1,368)	6,114
Cash and cash equivalents-beginning of period	3,328	20,014
Cash and cash equivalents-end of period	$1,960	$26,128
Supplemental cash flow disclosures:
Cash paid for income taxes	$624	$115
Cash paid for interest	$2,052	$1,981
Noncash investing activity:
Software financing	$—	$1,117

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

Information as of March 27, 2015 and for the 13 weeks ended March 27, 2015 and

March 28, 2014 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the condensed consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one segment, food product distribution. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries, bakeries, chocolatiers, cruise lines, casinos, culinary schools, specialty food stores and, in the case of the Company’s Allen Brothers 1893, LLC (“Allen Brothers”) subsidiary, individual customers.

Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2014 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2015.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2015, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the 13 weeks ended March 27, 2015 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. We expect to adopt this guidance when effective and are still evaluating the impact this standard will have on our financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt this guidance when effective and adoption will not have a material impact on our financial statements.

 Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13 Weeks Ended
	March 27, 2015	March 28, 2014
Net income	$967	$989
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares outstanding:
Basic	24,666,557	24,618,054
Diluted	24,722,275	24,839,563

Reconciliation of net income per common share:

	13 Weeks Ended
	March 27, 2015	March 28, 2014
Numerator:
Net income	$967	$989
Denominator:
Weighted average basic common shares outstanding	24,666,557	24,618,054
Dilutive effect of unvested common shares	55,718	221,509
Weighted average diluted common shares outstanding	24,722,275	24,839,563

We had no unvested common shares that were considered anti-dilutive at March 27, 2015 and December 28, 2014, respectively.

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

Assets and Liabilities Measured at Fair Value

As of March 27, 2015, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Euro Gourmet Inc. (“Euro Gourmet”) and Allen Brothers’ acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $243 and $4,236 at March 27, 2015, respectively. These liabilities are reflected in accrued liabilities and other liabilities on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 26, 2014, the contingent earnout liabilities for the Euro Gourmet and Allen Brothers acquisitions were $243 and $5,696, respectively, and reflected in accrued and other liabilities on the balance sheet. An increase in the earn-out liability of $40 for Allen Brothers was reflected in operating expenses during the 13 weeks ended March 27, 2015.

The following table presents the changes in Level 3 contingent consideration liability:

	Euro Gourmet	Allen Brothers	Total
Balance December 26, 2014	$243	$5,696	$5,939
Payments	—	(1,500)	(1,500)
Changes in fair value	0	40	40
Balance March 27, 2015	$243	$4,236	$4,479

During the thirteen weeks ended March 27, 2015, we paid $1,500 to the prior owners of Allen Brothers as they met the revenue component of their contingent earnout.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facilities and term loans approximated their book values as of March 27, 2015 and December 26, 2014, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes at March 27, 2015 and December 26, 2014 approximates fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

Note 4—Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,168 and $1,130 at March 27, 2015 and December 26, 2014, respectively.

Note 5—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 27, 2015	December 26, 2014
Land	Indefinite	$1,171	$1,464
Buildings	20 years	2,740	3,672
Machinery and equipment	5-10 years	7,275	7,220
Computers, data processing and other equipment	3-7 years	6,795	6,424
Leasehold improvements	7-15 years	9,144	9,057
Furniture and fixtures	7 years	903	904
Vehicles	5 years	987	987
Other	7 years	95	95
Construction-in-process		44,738	36,200
		73,848	66,023
Less: accumulated depreciation and amortization		(18,656)	(18,085)
Equipment and leasehold improvements, net		$55,192	$47,938

Construction-in-process at March 27, 2015 and December 26, 2014 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its JD Edwards ERP system.

At March 27, 2015 and December 26, 2014, the Company had $509 of equipment and vehicles financed by capital leases. The Company recorded depreciation of $24 and $52 on these assets during the 13 weeks ended March 27, 2015 and March 28, 2014, respectively.

Depreciation expense on equipment and leasehold improvements was $606 and $659 for the 13 weeks ended March 27, 2015 and March 28, 2014, respectively.

Gross capitalized software costs were $7,781 at March 27, 2015 and December 26, 2014. Capitalized software is recorded net of accumulated amortization of $2,680 and $2,423 at March 27, 2015 and December 26, 2014, respectively. Depreciation expense on software was $257 and $86 for the 13 weeks ended March 27, 2015 and March 28, 2014, respectively.

During the 13 weeks ended March 27, 2015 and March 28, 2014, the Company incurred interest expense of $1,837 and $2,059, respectively. The Company capitalized interest expense of $486 and $121, respectively, during the same periods. Capitalized interest related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 6—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2013	$78,026
Goodwill increases	564
Foreign currency translation	(82)
Carrying amount as of December 26, 2014	78,508
Foreign currency translation	(59)
Carrying amount as of March 27, 2015	$78,449

Other intangible assets consist of customer relationships, which are amortized over a period ranging from four to twenty years, trademarks, which are amortized over a period ranging from one to forty years, and non-compete agreements, which are amortized over a period of two to six years. Other intangible assets were comprised of the following at March 27, 2015 and December 26, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
March 27, 2015
Customer relationships	$31,972	$(7,567)	$24,405
Non-compete agreements	7,166	(3,179)	3,987
Trademarks	23,376	(2,772)	20,604
Total	$62,514	$(13,518)	$48,996
December 26, 2014
Customer relationships	$32,261	$(6,939)	$25,322
Non-compete agreements	7,166	(2,825)	4,341
Trademarks	23,586	(2,764)	20,822
Total	$63,013	$(12,528)	$50,485

Amortization expense for other intangibles was $1,345 and $1,468 for the 13 weeks ended March 27, 2015 and March 28, 2014, respectively.

Estimated amortization expense for other intangibles for the 12 months ended December 25, 2015 and each of the next four fiscal years and thereafter is as follows:

2015	$5,211
2016	5,190
2017	5,154
2018	4,015
2019	3,738
Thereafter	27,177
Total	$50,485

Note 7—Debt Obligations

Debt obligations as of March 27, 2015 and December 26, 2014 consisted of the following:

	March 27, 2015	December 26, 2014
Senior secured notes	$100,000	$100,000
Revolving credit facility	2,600	—
Term loan	25,500	27,000
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	5,152	5,536
Total debt obligations	144,252	143,536
Less: current installments	(7,580)	(7,736)
Total debt obligations excluding current installments	$136,672	$135,800

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

The Credit Facilities were secured by substantially all the assets of the Borrowers and the Guarantors with the exception of equity interests in and assets of Dairyland HP, LLC (“DHP”). Borrowings under the Credit Facilities bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1% and (3) the Adjusted LIBO Rate for one month plus 2.50%) plus in each case the applicable margin of 0.50% for Revolving Credit Loans or Term Loans or (ii), in the case of Eurodollar Borrowings (as defined in the Credit Agreement), the Adjusted LIBO Rate plus the applicable margin of 3.0% for Revolving Credit Loans or Term Loans. The Credit Agreement also included financial covenants that required the Company to meet targeted leverage and fixed charge ratios.

On April 26, 2012, DHP entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which Commercial Lending II LLC (“CLII”), a community-development entity and a subsidiary of Chase provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHP’s expansion and build-out of the Company’s new Bronx, NY facility, which construction is required under the lease agreement related to such facility. The NMTC Loan is evidenced by a Mortgage Note, dated as of April 26, 2012 (the “Mortgage Note”), between DHP, as maker, and CLII, as payee. Under the Mortgage Note, DHP is obligated to pay CLII (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. Interest accrues under the Mortgage Note at 1.00% per annum for as long as DHP is not in default thereunder, which interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

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

The Amended and Restated Credit Agreement amended and restated the Term Loan Facility and the Revolving Credit Facility. The Amended and Restated Credit Agreement provided for $36,000 in principal amount of Term Loans under the Term Loan Facility and up to an aggregate amount of $140,000 of Revolving Credit Loans under the Revolving Credit Facility. The sub-limits for letters of credit and swingline loans under the Credit Facilities were unchanged. Unutilized commitments under the revolving credit facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45%, based on the Company’s leverage ratio. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

The final maturity of the Credit Facilities remains April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments on the Term Loans on June 30, September 30, December 31 and March 31 of each year, with each quarterly payment equal to $1,500, with the remaining balance due upon maturity.

After giving effect to the amendment and restatement thereof, borrowings under the Credit Facilities continued to be secured by all the assets of the Borrowers and Guarantors, with the exception of the equity interests in and assets of DHP, and borrowings thereunder bore interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Company’s leverage ratio, or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Company’s leverage ratio. The LIBO rate is the rate for Eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period. The Amended and Restated Credit Agreement also included financial covenants that require the Company to meet targeted leverage and fixed charge ratios.

On April 17, 2013, the Company issued $100,000 in guaranteed senior secured notes (the “Notes”) to Prudential Insurance Company of America and certain of its affiliates (collectively the “Prudential Entities”), through a private placement transaction pursuant to a Note Purchase and Guarantee Agreement among the Borrowers, the Notes Guarantors (as defined below) and the Prudential Entities (the “Note Purchase and Guarantee Agreement”). The Notes bear an annual interest rate of 5.9% and mature in 2023. The Notes must be repaid in two equal installments of $50,000. The first payment is due on April 17, 2018. The second payment is due at maturity on April 17, 2023. The proceeds from the private placement of the Notes were used to repay borrowings under the Revolving Credit Facility. The Notes initially had financial covenants that were substantially similar to the financial covenants included the Amended and Restated Credit Agreement and are guaranteed by the Guarantors including those of the Company’s subsidiaries added as Guarantors following the issuance of the Notes (collectively, the “Notes Guarantors”).

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

On January 11, 2015, the Company entered into an amendment to the Amended and Restated Credit Agreement, as previously amended, that became effective upon consummation of the Del Monte acquisition (as described in Note 10 below) to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio (each as defined in the Amended and Restated Credit Agreement) and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of the Company’s common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. The Company entered into a corresponding amendment to the Note Purchase and Guarantee Agreement that also became effective upon consummation of the Del Monte acquisition to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, which occurred when the Company consummated its acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

As of March 27, 2015, the Borrowers and Guarantors were in compliance with all debt covenants under the Amended and Restated Credit Agreement, the Notes and the related Note Purchase and Guarantee Agreement (in each case as amended by the subsequent amendments thereto), DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $4,845 of the Revolving Credit Facility for the issuance of letters of credit. As of March 27, 2015, funds totaling $132,555 were available for borrowing under the Revolving Credit Facility. In connection with the issuance of these notes, the Company entered into an amendment to its Amended and Restated Credit Agreement to permit the issuance of the notes.

See Note 10 for additional information regarding the Company’s debt obligations.

Note 8—Stockholders’ Equity

During the first quarter of 2015, the Company granted 68,763 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $20.91 each. Of these awards, 46,035 were performance-based grants. The Company recognized no expense on the performance-based grants during the first quarter as the Company does not expect the performance targets to be achieved. The remaining awards were time-based grants which will vest over four years. During the first quarter of 2015, the Company recognized expense totaling $10 on these time-based RSAs.

During the 13 weeks ended March 27, 2015, the Company recognized $314 of expense for RSAs issued in prior years.

At March 27, 2015, the Company had 415,894 of unvested RSAs outstanding. At March 27, 2015, the total unrecognized compensation cost for these unvested RSAs was $6,702, and the weighted-average remaining useful life was approximately 15 months. Of this total, $2,592 related to RSAs with time-based vesting provisions and $4,110 related to RSAs with performance-based vesting provisions. At March 27, 2015, the weighted-average remaining useful lives were approximately 17 months for time-based vesting RSAs and 13 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of March 27, 2015, there were 1,011,748 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 9—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $412 during the 13 weeks ended March 27, 2015. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, subleases from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,173 at March 27, 2015. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remains in full force and effect. The Company and its subsidiaries were in full compliance with that requirement. In addition, during the first half of 2015, TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $27 and $45, respectively, of products from the Company during the 13 weeks ended March 27, 2015 and March 28, 2014, respectively. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned by Messrs. C. Pappas, J. Couri and S. Hanson owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Each of Messrs. C. Pappas, J. Couri and S. Hanson paid for his respective ownership interests (25% for each individual) in the aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of the aircraft. During the thirteen weeks ended March 27, 2015, the Company made payments of $32 for the use of such aircraft, which was paid directly to an entity that manages the aircraft.

Note 10 – Subsequent Events

On April 6, 2015, a subsidiary of the Company merged with the Del Monte Capitol Meat Co., with the Company’s subsidiary surviving the merger, and a separate subsidiary acquired substantially all of the assets of two of Del Monte Capitol Meat Co.’s affiliated companies, (collectively, “Del Monte”) for an initial purchase price of approximately $185,100, including the initial net working capital adjustment.  Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California.

The funding of the acquisition consisted of the following:

•	$123,900 in cash, which was funded with borrowings under the Company's Revolving Credit Facility and the issuance of $25,000 in additional senior secured notes to entities affiliated with The Prudential Insurance Company of America that bear interest at 5.80% per annum due on October 17, 2020;
•	approximately 1.1 million shares of the Company's common stock (valued at $22.00 per share); and
•	$36,750 in convertible subordinated notes issued to entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

In addition, the Company has agreed to pay additional contingent consideration of up to $24,500 upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company's protein business over the six years following the closing.

The initial accounting for the Del Monte acquisition was incomplete as of the date of issuance of the Company’s financial statements as management had not completed its analysis of the opening balance sheet and first quarter results. As such the disclosures of (i) the preliminary allocation of assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, (ii) the level of goodwill and other intangible assets and their respective estimated useful lives and (iii) the pro forma consolidated income statement information for the Company after giving effect to the Del Monte acquisition for the thirteen weeks ended March 27, 2015 and March 28, 2014 are not disclosed herein.

Upon the completion of the Del Monte acquisition, the Company awarded transaction bonuses to certain of its key employees. These bonuses were payable in both cash ($1,350) and RSAs ($1,650) and were expensed in the second quarter of fiscal 2015.

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020. The notes, which rank pari passu with the Issuers’ and Guarantors’ obligations under the Company’s Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Issuers, the Guarantors and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013 and Del Monte in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On April 6, 2015, subsequent to the period covered by this Quarterly Report on Form 10-Q, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, "Del Monte") for an initial purchase price of approximately $185,100, including the initial net working capital adjustment.  Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•	$123,900 in cash, which was funded with borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes to entities affiliated with The Prudential Insurance Company of America that bear interest at 5.80% per annum due on October 17, 2020;
•	approximately 1.1 million shares of our common stock (valued at $22.00 per share); and
•	$36,750 in convertible subordinated notes issued to those entities affiliated with Del Monte from whom we acquired substantially all of their assets with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

In addition, the we have agreed to pay additional contingent consideration of up to $24,500 upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the our protein business over the six years following the closing. The final amount of the purchase price for Del Monte is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

On October 24, 2014, we acquired substantially all the assets of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor based in Beltsville, Maryland. Founded in 1999, Euro Gourmet is a leading supplier of imported and domestic products. Euro Gourmet currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines along the U.S. East Coast. The total purchase price for Euro Gourmet was approximately $2,063 at closing, (subject to a $250 earnout agreement) and was funded with cash from operations. The final amount of the purchase price for Euro Gourmet is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

On December 11, 2013, we acquired substantially all the assets of Allen Brothers, Inc. and its subsidiaries (“Allen Brothers”) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is estimated to be approximately $30,670, which includes approximately $23,939 paid at closing, with cash proceeds from our September 2013 common stock offering. The remaining $6,731 represents pension liabilities of $2,878 assumed by the Company and earnout consideration estimate of $6,000 to be paid upon the achievement of certain performance milestones over the four years following the closing, offset by $2,147 received in 2014 as an adjustment to the purchase price.

On May 1, 2013, we acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,396, net of $578 of cash and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities.

On December 31, 2012, we acquired substantially all of the assets of Queensgate Foodservice (“Queensgate”), a foodservice distributor based in Cincinnati, Ohio. The purchase price for Queensgate was approximately $21,934, which the Company financed with borrowings under the revolving credit facility portion of the Company’s then-existing senior secured credit facilities. The purchase price could have been increased by up to $2,400 based upon the achievement of certain EBITDA milestones in fiscal 2013 and 2014. The contingent consideration was not earned, as Queensgate did not meet the EBITDA threshold requiring payment for fiscal 2013 and 2014 results, and was recorded as a reduction of operating expenses.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1 million square feet in 21 distribution facilities at March 27, 2015. From the second half of fiscal 2013 through the first quarter of fiscal 2015, we have invested significantly in infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those that do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Likewise, the direct to consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

Food price costs also significantly impact our results of operations. Food price inflation, like that which we experienced in 2014 and the first quarter of 2015, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When we experience deflation, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market and may negatively impact our sales, gross margins and earnings.

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

The foodservice distribution industry is fragmented but consolidating. Over the past six years, we have supplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	13 Weeks Ended
	March 27, 2015	March 28, 2014
Net sales	100.0%	100.0%
Cost of sales	74.7%	75.4%
Gross profit	25.3%	24.6%
Operating expenses	23.7%	22.6%
Operating income	1.6%	2.0%
Other expense:
Interest expense and gain on sale of asset	0.8%	1.1%
Total other expense	0.8%	1.1%
Income before income tax expense	0.8%	0.9%
Provision for income taxes	0.3%	0.4%
Net income	0.5%	0.5%

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including net sales compared to prior periods and internal forecasts, costs of our products and results of our “cost-control” initiatives, and use of operating cash. These indicators are discussed throughout the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

13 Weeks Ended March 27, 2015 As Compared to 13 Weeks Ended March 28, 2014

Net Sales

Our net sales for the 13 weeks ended March 27, 2015 increased approximately 6.3%, or $11,693, to $198,876 from $187,183 for the 13 weeks ended March 28, 2014. The increase in net sales was primarily the result of continued organic sales growth as well as the acquisition of Euro Gourmet. The Euro Gourmet acquisition contributed approximately $800, or 0.4%, to net sales growth for the quarter. We estimate that severe weather in the Northeast and mid-Atlantic during the 13 weeks ended March 27, 2015 negatively impacted net sales by approximately $2,500 to $3,000. In addition, net sales in the prior year period ended March 28, 2014 were also negatively affected by weather by approximately $2,000. Inflation for the 13 weeks ended March 27, 2015, was approximately 4.0%.

Gross Profit

Gross profit increased approximately 9.3%, or $4,271, to $50,339 for the 13 weeks ended March 27, 2015, from $46,068 for the 13 weeks ended March 28, 2014. Gross profit margin increased approximately 70 basis points to 25.3% from 24.6% for the first quarter of 2015, due primarily to increased margins in our core specialty business, offset in part by lower margins in our pastry business and in our Allen Brothers subsidiary.

Operating Expenses

Total operating expenses increased by approximately 11.5%, or $4,882, to $47,199 for the 13 weeks ended March 27, 2015 from $42,317 for the 13 weeks ended March 28, 2014. As a percentage of net sales, operating expenses were 23.7% in the first quarter of 2015 compared to 22.6% in the first quarter of 2014. The increase in our operating expense ratio is primarily the result of increased labor costs, investments in management and IT infrastructure, increased bad debt expense and transaction costs related to the Company’s acquisition of Del Monte, offset in part by reduced fuel and freight delivery costs.

Operating Income

Operating income decreased by approximately 16.2%, or $611, to $3,140 for the 13 weeks ended March 27, 2015 from $3,751 for the 13 weeks ended March 28, 2014. As a percentage of net sales, operating income decreased to 1.6 % for the 13 weeks ended March 27, 2015 from 2.0% for the 13 weeks ended March 28, 2014. The decrease in operating income as a percentage of net sales was driven by higher operating expenses as discussed above.

Total Other Expense

Total other expense decreased $572 to $1,487 for the 13 weeks ended March 27, 2015 from $2,059 for the 13 weeks ended March 28, 2014. This decrease can be attributed to a $349 gain on the sale of a building and a $223 decrease in interest expense due to capitalizing interest on the build out of our Bronx, NY and Las Vegas, NV distribution facilities.

Provision for Income Taxes

For the 13 weeks ended March 27, 2015 and March 28, 2014, we recorded an effective income tax rate of 41.5%.

Net Income

Reflecting the factors described above, net income decreased $22 to $967 for the 13 weeks ended March 27, 2015, compared to net income of $989 for the 13 weeks ended March 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness. In the second quarter of fiscal 2013, we also issued $100,000 of senior secured notes, the proceeds of which we used to repay borrowings under the revolving credit facility portion of our senior secured credit facilities. In the third quarter of fiscal 2013 we completed a secondary offering of 3,800,000 shares of our common stock which resulted in net proceeds to us of approximately $75,037 after deducting underwriters’ fees and commissions and transaction expenses. We used a portion of the proceeds from the offering to repay all of our then-outstanding borrowings under the revolving credit facility portion of our senior secured credit facilities, and we subsequently used $23,939 of these proceeds to finance our acquisition of Allen Brothers. We have also used a portion of the proceeds to make principal payments on our Term Loan (as defined below) and used $2,063 of these proceeds to finance our acquisition of Euro Gourmet in October 2014. The remaining portion of the net proceeds was used for general corporate purposes. We believe that our cash on hand and available credit through our existing revolving credit facility, as discussed below, is sufficient for our operations and planned capital expenditures over the next twelve months. Depending on our acquisition pipeline and related opportunities, we may need to obtain additional debt or equity financing, which may include longer-term, fixed-rate debt, in order to complete those acquisitions.

On April 6, 2015, a subsidiary o the Company merged with Del Monte Capitol Meat Company Co., and a separate subsidiary completed its acquisition of substantially all of the assets of T.J. Foodservice Co., Inc., a California corporation (“Service”), and TJ Seafood, LLC, a California limited liability company (“Seafood,” and together with Service, “Sellers”), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of January 11, 2015, the execution of which was previously disclosed in a Current Report on Form 8-K filed by the Company on January 15, 2015 (the “Acquisition”). The initial aggregate purchase price was approximately $185,100 which included $123,900 in cash, $24,500 in common stock and $36,750 in convertible subordinated notes. In addition, we agreed to pay additional contingent consideration of up to $24,500 based upon the successful achievement of Adjusted EBITDA targets for the six years following closing. The final purchase price is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

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

For more information regarding the NMTC Loan, see Note 7 to the consolidated financial statements appearing elsewhere in this report.

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

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of March 27, 2015, we had $132,555 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Prior to consummation of our acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bore interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Leverage Ratio (as defined below), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Leverage Ratio. The LIBO rate is the rate for Eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The Amended and Restated Credit Agreement initially contained financial covenants that required (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly period ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter. As a result of the amendments to the Amended and Restated Credit Agreement we entered into in fiscal 2014 and in connection with our acquisition of Del Monte, the Amended and Restated Credit Agreement currently includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014, (B) 1.50 to 1.00 for the quarterly period ending December 31, 2014 through December 31, 2015 and (C) 1.75 to 1.00 for the quarterly period ending March 31, 2016 and thereafter, (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Total Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 5.00 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.50 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 4.25 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.75 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter, and (iii) the ratio of our consolidated Total Indebtedness (other than Subordinated Indebtedness) (each as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Senior Secured Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.50 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.00 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 3.75 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.25 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter.

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Notes Guarantors. On October 18, 2013, CW LV Real Estate LLC was added as a Notes Guarantor. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Notes Guarantors.

The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023. Moreover, the Borrowers may prepay the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are substantially the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended.

During fiscal 2014 we entered into various amendments to the Amended and Restated Credit Agreement to effect the following changes: (i) permit one of our subsidiaries to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, Nevada, (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000, (iii) eliminate our requirement to achieve a certain minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) as of September 30, 2014 and to amend the Fixed Charge Coverage Ratio definition (A) to account for the significant investments we have made, and expect to continue to make, in our business to support our growth and (B) to eliminate the deduction of the unfinanced portion of Capital Expenditures (as defined in the Amended and Restated Credit Agreement) from the calculation of EBITDA utilized to calculate the Fixed Charge Coverage Ratio, (iv) permit a sale-leaseback transaction involving our Las Vegas distribution facility that is currently under construction, (v) increase the amount of assets that the loan parties may sell in any twelve month period in transactions not otherwise permitted from $1,000 to $5,000, (vi) adjust certain financial covenants and the periods during which the loan parties must comply with such covenants, and (vii) set a maximum permitted amount of Capital Expenditures that may be made or incurred by the loan parties in future fiscal years.

In January 2015, we entered into an amendment to the Amended and Restated Credit Agreement that became effective upon consummation of the Del Monte transaction to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of our common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. We entered into a corresponding amendment to the Note Purchase and Guarantee Agreement that became effective upon consummation of the Del Monte transaction to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, which occurred with the consummation of our acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement will bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined above), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

On April 6, 2015, we issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020. The notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to the Prudential Entities pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Borrowers, the Notes Guarantors and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto). In connection with the issuance of these notes, we entered into an amendment to our Amended and Restated Credit Agreement to permit the issuance of the notes.

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2015 will be approximately $21,000. The significant decrease in projected capital expenditures in fiscal 2015 as compared to fiscal 2014 is being driven by the projected completion of the renovation and expansion of our new Bronx, New York and Las Vegas, Nevada distribution facilities, and the completion of the implementation of our ERP system. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $7,207 for the 13 weeks ended March 27, 2015, a decrease of $3,256 from the $10,463 provided by operations for the 13 weeks ended March 28, 2014. The primary reasons for the decrease in net cash provided by operations were decreases in cash provided by working capital of $6,053 and in net income of $22, offset by an increase in cash provided by non-cash charges of $187 and a decrease in cash used by other assets of $2,632. The decrease in cash provided by working capital was primarily due to a decrease in cash provided by prepaids and other assets of $8,414 and an increase in cash used for payables of $2,862, offset by increases in cash provided by inventory of $4,197 and cash provided by accounts receivable of $1,026.

Net cash used in investing activities was $7,537 for the 13 weeks ended March 27, 2015, an increase of $1,720 from the net cash used in investing activities of $5,817 for the 13 weeks ended March 28, 2014. The increase in net cash used was due to increased capital expenditures of $3,236, offset by the $1,516 proceeds from asset disposals in 2015.

Net cash used in financing activities was $926 for the 13 weeks ended March 27, 2015, a decrease of $2,425 from the $1,499 provided by financing activities for the 13 weeks ended March 28, 2014. This decrease was primarily due to the reduction in restricted cash during the first quarter of 2014 and payment of contingent earnout obligations in 2015, offset by 2015 borrowings under our Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 27, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining the allowance for doubtful accounts, (ii) inventory valuation, with regard to determining the reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves and (vi) accounting for income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $92,829 and $96,896, net of the allowance for doubtful accounts of $4,948 and $4,675, as of March 27, 2015 and December 26, 2014, respectively.

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

In 2014, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the 13 weeks ended March 27, 2015. Total goodwill as of March 27, 2015 and December 26, 2014 was $78,449 and $78,508, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2015 or 2014 indicating that the carrying value of our finite-lived intangible assets is not recoverable. Total finite-lived intangible assets as of March 27, 2015 and December 26, 2014 were $48,996 and $50,485, respectively.

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

We generally record consideration received under these incentives as a reduction of cost of sales; however, in certain circumstances, we record marketing-related consideration as a reduction of marketing costs incurred. We may receive consideration in the form of cash and/or invoice deductions.

We record consideration that we receive for volume and growth rebates and annual incentives as a reduction of cost of sales. We systematically and rationally allocate the consideration for those incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual incentives when we earn them, generally over the agreement period. We record consideration received to promote and sell the suppliers’ products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we receive consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of sales.

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

Effective August 1, 2012, we became self-insured for workers’ compensation and automobile liability claims to deductibles or self-insured retentions of $350 for workers’ compensation claims per occurrence and $250 for automobile liability claims per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal and state jurisdictions, as well as Canadian federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into the Amended and Restated Credit Agreement. Subsequent thereto, the Borrowers and Guarantors entered into various amendments to the Amended and Restated Credit Agreement. Each of the Credit Agreement and Amended and Restated Credit Agreement, as amended, is described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of March 27, 2015, we had an aggregate $28.1 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $4.9 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $193 per annum, holding other variables constant.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 27, 2014 to January 23, 2015	6,154	$22.47	—	—
January 24, 2015 to February 20, 2015	2,254	$21.42	—	—
February 21, 2015 to March 27, 2015	1,711	$20.30	—	—
Total	10,119	$21.87	—	—

(1)	During the thirteen weeks ended March 27, 2015, we withheld 10,119 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of January 11, 2015, by and among the The Chefs' Warehouse, Inc., a Delaware corporation, Del Monte Capitol Meat Company, LLC, a Delaware limited liability company, T.J. Foodservice Co., Inc., a California corporation, TJ Seafood, LLC, a California limited liability company, John DeBenedetti, Victoria DeBenedetti, Theresa Lincoln, and John DeBenedetti, as the Sellers' Representative (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 15, 2015).

10.2	Merger Agreement dated as of January 11, 2015, by and among the The Chefs' Warehouse, Inc., a Delaware corporation, Del Monte Merger Sub, LLC, a Delaware limited liability company, Del Monte Capitol Meat Co., Inc., a California corporation, David DeBenedetti, Victoria DeBenedetti, DeBenedetti/Del Monte Trust, and John DeBenedetti as the Sellers' Representative (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 15, 2015).

10.3	Amendment No. 4, dated as of January 9, 2015, to the Amended and Restated Credit Agreement dated as of April 25, 2012, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 15, 2015).

10.4	Amendment No. 4, dated as of January 9, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Issuers, The Chefs' Warehouse, Inc., Chefs' Warehouse Parent, LLC, The Chefs' Warehouse Midwest, LLC, Michael's Finer Meats Holdings, LLC, and Michael's Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 15, 2015).

10.5	The Chefs' Warehouse, Inc. 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 11, 2015)

10.6	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 11, 2015)

10.7	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 11, 2015)

10.8	Form of LTIP Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

May 6, 2015	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

