Form 10-Q
period 2015-06-30
Chefs' Warehouse, Inc.
filed 2015-08-05
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

Number of shares of common stock, par value $.01 per share, outstanding at July 29, 2015: 26,278,592

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the Company’s and its customers’ current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to open, and begin servicing customers from its new Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 11, 2015 with the Securities and Exchange Commission (the “SEC”) and other reports filed by the Company with the SEC since that date.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 26, 2015 (unaudited)	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,371	$3,328
Accounts receivable, net of allowance of $5,189 in 2015 and $4,675 in 2014	118,573	96,896
Inventories, net	91,948	75,528
Deferred taxes, net	4,722	3,500
Prepaid expenses and other current assets	8,766	9,755
Total current assets	226,380	189,007
Equipment and leasehold improvements, net	64,569	47,938
Software costs, net	5,264	5,358
Goodwill	149,745	78,508
Intangible assets, net	137,276	50,485
Other assets	5,225	4,897
Total assets	$588,459	$376,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,606	$43,157
Accrued liabilities	16,869	19,522
Accrued compensation	7,384	6,645
Current portion of long-term debt	7,331	7,736
Total current liabilities	82,190	77,060
Long-term debt, net of current portion	305,407	135,800
Deferred taxes, net	8,460	8,067
Other liabilities and deferred credits	15,405	8,472
Total liabilities	411,462	229,399
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock—$0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 26, 2015 and December 26, 2014	—	—
Common Stock—$0.01 par value, 100,000,000 shares authorized, 26,286,135 and 25,031,267 shares issued and outstanding June 26, 2015 and December 26, 2014, respectively	263	250
Additional paid in capital	124,193	97,966
Cumulative foreign currency translation adjustment	(1,061)	(693)
Retained earnings	53,602	49,271
Stockholders’ equity	176,997	146,794
Total liabilities and stockholders’ equity	$588,459	$376,193

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	June 26, 2015	June 27, 2014
Net sales	$282,882	$213,144
Cost of sales	211,074	160,742
Gross profit	71,808	52,402
Operating expenses	62,475	43,845
Operating income	9,333	8,557
Interest expense	3,574	2,109
Gain on asset disposal	—	(10)
Income before income taxes	5,759	6,458
Provision for income tax expense	2,396	2,638
Net income	$3,363	$3,820
Other comprehensive income (loss):
Foreign currency translation adjustments	(207)	269
Comprehensive income	$3,156	$4,089
Net income per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.15
Weighted average common shares outstanding:
Basic	25,726,851	24,627,965
Diluted	26,884,238	24,850,226

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Twenty-six Week Period Ended
	June 26, 2015	June 27, 2014
Net sales	$481,758	$400,327
Cost of sales	359,610	301,846
Gross profit	122,148	98,481
Operating expenses	109,674	86,175
Operating income	12,474	12,306
Interest expense	5,411	4,167
Gain on sale of assets	(349)	(11)
Income before income taxes	7,412	8,150
Provision for income tax expense	3,081	3,342
Net income	$4,331	$4,808
Other comprehensive loss:
Foreign currency translation adjustments	(368)	(38)
Comprehensive income	$3,963	$4,770
Net income per share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.19
Weighted average common shares outstanding:
Basic	25,196,704	24,622,983
Diluted	25,246,749	24,844,868

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Twenty-six Week Period Ended
	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$4,331	$4,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,594	1,547
Amortization	4,589	2,937
Provision for allowance for doubtful accounts	1,266	468
Deferred rent	313	28
Deferred taxes	(1,055)	(1,454)
Amortization of deferred financing fees	565	430
Stock compensation	2,420	718
Change in fair value of earn-outs	248	259
Gain on sale of assets	(349)	(11)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,538)	(7,328)
Inventories	(4,848)	(2,410)
Prepaid expenses and other current assets	2,070	8,095
Accounts payable, accrued liabilities and accrued compensation	(1,989)	(2,793)
Other liabilities	202	(2,085)
Other assets	(307)	(166)
Net cash provided by operating activities	6,512	3,043
Cash flows from investing activities:
Capital expenditures	(15,156)	(10,286)
Proceeds from asset disposals	1,516	43
Cash paid for acquisitions, net of cash received	(123,893)	—
Net cash used in investing activities	(137,533)	(10,243)
Cash flows from financing activities:
Payment of debt	(5,448)	(3,404)
Proceeds from senior secured notes	25,000	—
Surrender of shares to pay withholding taxes	(869)	(274)
Change in restricted cash	—	5,578
Cash paid for contingent earn-out obligation	(1,420)	—
Borrowings under revolving credit facility	160,300	—
Payments under revolving credit facility	(47,400)	—
Net cash provided by financing activities	130,163	1,900
Effect of foreign currency on cash and cash equivalents	(99)	(4)
Net decrease in cash and cash equivalents	(957)	(5,304)
Cash and cash equivalents-beginning of period	3,328	20,014
Cash and cash equivalents-end of period	$2,371	$14,710
Supplemental cash flow disclosures:
Cash paid for income taxes	$6,509	$4,852
Cash paid for interest	$4,860	$3,997
Noncash investing activity:
Software financing	$—	$1,772
Convertible notes issued for acquisitions	$36,750	$—
Contingent earn-out liabilities for acquisitions	$7,871	$—
Common stock issued for acquisitions	$24,689	$—

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 26, 2015 and for the thirteen weeks and twenty-six weeks ended June 26, 2015 and

June 27, 2014 is unaudited)

Note 1—Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the condensed consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”) and its direct and indirect wholly owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in two operating segments, Protein and Specialty, which are combined into one reportable segment, food product distribution. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, patisseries, bakeries, chocolatiers, cruise lines, casinos, culinary schools, specialty food stores and, in the case of the Company’s Allen Brothers 1893, LLC, (“Allen Brothers”) subsidiary, individual customers.

Consolidation

The condensed consolidated financial statements include all the accounts of the Company, and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2015, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 26, 2015 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We expect to adopt this guidance when effective and are still evaluating the impact this standard will have on our financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We expect to adopt this guidance when effective and adoption is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. This guidance provides that inventory should be measured at lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017 and is required to be applied on a prospective basis. Early adoption is permitted at the beginning of an interim or annual reporting period. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

Note 2—Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income per share:
Basic	$0.13	$0.16	$0.17	$0.20
Diluted	$0.13	$0.15	$0.17	$0.19
Weighted average common shares:
Basic	25,726,851	24,627,965	25,196,704	24,622,983
Diluted	26,884,238	24,850,226	25,246,749	24,844,868

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Numerator:
Net income	$3,363	$3,820	$4,331	$4,808
Add effect of dilutive securities
Interest on convertible notes, net of tax	132	—	—	—
Adjusted net income	$3,495	$3,820	$4,331	$4,808
Denominator:
Weighted average basic common shares outstanding	25,726,851	24,627,965	25,196,704	24,622,983
Dilutive effect of unvested common shares	42,390	222,261	50,045	221,885
Dilutive effect of convertible notes	1,114,997	—	—	—
Weighted average diluted common shares outstanding	26,884,238	24,850,226	25,246,749	24,844,868

The weighted average shares outstanding for the twenty-six weeks ended June 26, 2015 did not include the impact of 45,106 Restricted Share Awards (RSAs) or 1,237,374 shares from the convertible subordinated notes issued in connection with our acquisition of Del Monte Capital Meat Co. and certain related entities (“Del Monte”) as they were deemed to be anti-dilutive.

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

Assets and Liabilities Measured at Fair Value

As of June 26, 2015, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities related to our acquisitions of Del Monte, Euro Gourmet, Inc. (“Euro Gourmet”) and Allen Brothers. These liabilities were estimated using Level 3 inputs and had fair values of $8,042, $243 and $4,273 at June 26, 2015, respectively. These liabilities are reflected in accrued and other liabilities on the balance sheet. The fair value of contingent earn-out liabilities was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 26, 2014, the contingent earn-out liabilities for the Euro Gourmet and Allen Brothers acquisitions were $243 and $5,696, respectively, and were reflected in accrued and other liabilities on the balance sheet. The increases in the contingent earn-out liabilities resulted in increases in operating expenses of $207 and $248 for the thirteen and twenty-six weeks ended June 26, 2015, respectively.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	Euro Gourmet	Allen Brothers	Total
Balance December 26, 2014	$—	$243	$5,696	$5,939
Fair value on date of acquisition	7,871	—	—	7,871
Payments	—	—	(1,500)	(1,500)
Changes in fair value	171	—	77	248
Balance June 26, 2015	$8,042	$243	$4,273	$12,558

During the twenty-six weeks ended June 26, 2015, we paid $1,500 to the prior owners of Allen Brothers as Allen Brothers achieved the revenue component of the contingent earn-out agreement we entered into with the former owners of Allen Brothers.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the revolving credit facilities and term loans approximated their book values as of June 26, 2015 and December 26, 2014, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes, convertible subordinated notes, capital leases and software financing arrangements at June 26, 2015 and December 26, 2014 approximate fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

Note 4—Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisition noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

On April 6, 2015, the Company completed its acquisition of Del Monte. The aggregate purchase price paid by the Company at closing was approximately $185,332, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $123,893 was paid in cash through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement. The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent consideration to be $7,871. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $8,042 at June 26, 2015. The Company expensed $1,313 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the twenty-six weeks ended June 26, 2015. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 15-20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. For the thirteen and twenty-six weeks ended June 26, 2015, the Company reflected net revenues and income before taxes of $56,128 and $3,404, respectively for Del Monte in its condensed consolidated statement of operations.

The table below details the assets and liabilities acquired as part of the Del Monte acquisition, which was effective as of April 6, 2015, and the allocation of the purchase price paid in connection with this acquisition.

Del Monte
Current assets (includes cash acquired)	$32,375
Other intangibles	91,507
Goodwill	71,289
Fixed assets	5,143
Other assets	588
Earn-out liability	(7,871)
Deferred taxes	(361)
Convertible subordinated notes	(36,750)
Issuance of common shares	(24,689)
Current liabilities	(7,338)
Cash purchase price	$123,893

The table below presents pro forma consolidated income statement information as if Del Monte had been included in the Company’s consolidated results for the entire periods reflected. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Del Monte acquisition as if the acquisition had been completed on December 28, 2013. The pro forma information is not necessarily indicative of the Company’s results of operations had the Del Monte acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Del Monte acquisition, any incremental costs for Del Monte transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Del Monte acquisition at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$287,713	$268,288	$539,762	$502,837
Income before income taxes	8,647	9,813	14,534	15,055

Note 5—Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,156 and $1,130 at June 26, 2015 and December 26, 2014, respectively.

Note 6—Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 26, 2015	December 26, 2014
Land	Indefinite	$1,171	$1,464
Buildings	20 years	2,740	3,672
Machinery and equipment	5-10 years	10,629	7,220
Computers, data processing and other equipment	3-7 years	7,498	6,424
Leasehold improvements	7-15 years	37,433	9,057
Furniture and fixtures	7 years	807	904
Vehicles	5 years	2,097	987
Other	7 years	95	95
Construction-in-process		22,196	36,200
		84,666	66,023
Less: accumulated depreciation and amortization		(20,097)	(18,085)
Equipment and leasehold improvements, net		$64,569	$47,938

Construction-in-process at June 26, 2015 related primarily to the build out of the Company’s new distribution facility in Las Vegas, NV (which in July 2015, the Company sold and leased-back through a long-term lease, see Note 11 - Subsequent Events), and the implementation of its Enterprise Resource Planning (“ERP”) system. Construction-in process at December 26, 2014 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its ERP system.

At June 26, 2015 and December 26, 2014, the Company had $509 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $24 and $52 on these assets during the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $48 and $104 on these assets during the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

Depreciation expense on equipment and leasehold improvements was $1,419 and $611 for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $2,025 and $1,270 for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

Gross capitalized software costs were $8,208 at June 26, 2015 and $7,781 at December 26, 2014. Capitalized software is recorded net of accumulated amortization of $2,944 and $2,423 at June 26, 2015 and December 26, 2014, respectively. Depreciation expense on software was $264 and $87 for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $521 and $173 for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

During the thirteen weeks ended June 26, 2015 and June 27, 2014, the Company incurred interest expense of $3,574 and $2,109, respectively. The Company capitalized interest expense of $252 and $122, respectively, during the same periods. During the twenty-six weeks ended June 26, 2015 and June 27, 2014, the Company incurred interest expense of $5,411 and $4,167, respectively. The Company capitalized interest expense of $739 and $243, respectively, during the same periods. Capitalized interest related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 7—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2014	$78,508
Goodwill increases	71,289
Foreign currency translation	(52)
Carrying amount as of June 26, 2015	$149,745

The goodwill increase in the twenty-six weeks ended June 26, 2014 related to the Del Monte acquisition.

Other intangible assets consist of customer relationships, which are amortized over a period ranging from four to twenty years, trademarks, which are amortized over a period ranging from one to forty years, and non-compete agreements, which are amortized over a period of two to six years. Other intangible assets consisted of the following at June 26, 2015 and December 26, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
June 26, 2015
Customer relationships	$31,983	$(8,266)	$23,717
Non-compete agreements	7,166	(3,527)	3,639
Other amortizable intangibles	91,507	(1,940)	89,567
Trademarks	23,384	(3,031)	20,353
Total	$154,040	$(16,764)	$137,276
December 26, 2014
Customer relationships	$32,261	$(6,939)	$25,322
Non-compete agreements	7,166	(2,825)	4,341
Trademarks	23,586	(2,764)	20,822
Total	$63,013	$(12,528)	$50,485

Other amortizable assets as June 26, 2015 represent a preliminary estimate of the overall intangible assets acquired with the Del Monte acquisition. We are in the process of performing a valuation of these intangible assets and will allocate them to the appropriate category when complete.

Amortization expense for other intangibles was $3,244 and $1,469 for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively, and $4,589 and $2,937 for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

Estimated amortization expense for other intangibles for the 52 weeks ending December 25, 2015 and each of the next four fiscal years and thereafter is as follows:

2015	$9,176
2016	10,427
2017	10,391
2018	9,252
2019	8,974
Thereafter	93,772
Total	$141,992

Note 8—Debt Obligations

Debt obligations as of June 26, 2015 and December 26, 2014 consisted of the following:

	June 26, 2015	December 26, 2014
Senior secured notes	$125,000	$100,000
Revolving credit facility	112,900	—
Term loan	22,236	27,000
New Markets Tax Credit loan	11,000	11,000
Convertible subordinated notes	36,750	—
Capital leases and financed software	4,852	5,536
Total debt obligations	312,738	143,536
Less: current installments	(7,331)	(7,736)
Total debt obligations excluding current installments	$305,407	$135,800

On January 11, 2015, the Company entered into an amendment to the Amended and Restated Credit Agreement, as previously amended, among the Company and certain of its subsidiaries and JP Morgan Chase Bank (the “Amended and Restated Credit Agreement”) that became effective upon consummation of the Del Monte acquisition (as described in Note 4 above) to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio (each as defined in the Amended and Restated Credit Agreement) and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of the Company’s common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. The Company entered into a corresponding amendment to the Note Purchase and Guarantee Agreement for our senior secured notes that the Company and certain of its subsidiaries had previously entered into with Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) (the “Note Purchase and Guarantee Agreement”) that also became effective upon consummation of the Del Monte acquisition to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

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

As of June 26, 2015, the Company was in compliance with all debt covenants and the Company had reserved $4,845 of the revolving credit facility portion of the Amended and Restated Credit Agreement for the issuance of letters of credit. As of June 26, 2015, funds totaling $22,225 were available for borrowing under the revolving credit facility portion of the Amended and Restated Credit Agreement.

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020. The notes, which rank pari passu with the Company’s and its various subsidiaries’ obligations under the Amended and Restated Credit Agreement, were issued to the Prudential Entities pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Company, certain of its subsidiaries and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto). The interest rate on these notes can be increased to 6.15% depending on the calculated leverage ratio of the Company. In connection with the issuance of these notes, the Company entered into an amendment to its Amended and Restated Credit Agreement to permit the issuance of the notes.

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.

Obligations under the Amended and Restated Credit Agreement and the Note Purchase and Guarantee Agreement are obligations of, or guaranteed by, the Company and all of its subsidiaries other than Dairyland HP, LLC.

Note 9—Stockholders’ Equity

On April 6, 2015, the Company issued 1,113,636 shares of common stock as a portion of the consideration for the Del Monte acquisition. These shares were valued at $22.17 per share.

During the twenty-six weeks ended June 26, 2015, the Company granted 202,801 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $21.59 each. Of these awards, 46,035 were performance-based grants. The Company recognized no expense on the performance-based grants during the twenty-six weeks ended June 26, 2015 as it is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over a period of zero to four years. During the thirteen and twenty-six weeks ended June 26, 2015, the Company recognized expense totaling $1,765 and $1,775, respectively, on these time-based RSAs.

During the thirteen and twenty-six weeks ended June 26, 2015, the Company recognized $331 and $645, respectively, of expense for RSAs issued in prior years.

At June 26, 2015, the Company had 435,435 of unvested RSAs outstanding. At June 26, 2015, the total unrecognized compensation cost for these unvested RSAs was $7,202, and the weighted-average remaining useful life was approximately 14 months. Of this total, $3,437 related to RSAs with time-based vesting provisions and $3,765 related to RSAs with performance-based vesting provisions. At June 26, 2015, the weighted-average remaining useful lives were approximately 18 months for time-based vesting RSAs and 11 months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

As of June 26, 2015, there were 897,645 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 10—Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates. Expenses related to these facilities totaled $457 and $384, respectively, during the thirteen weeks ended June 26, 2015 and June 27, 2014 and $914 and $768, respectively, during the twenty-six weeks ended June 26, 2015 and June 27, 2014. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, subleases from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $9,017 at June 26, 2015. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remains in full force and effect. The Company and its subsidiaries were in full compliance with that requirement. In addition, TCW is in the process of refinancing its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $32 and $39, respectively, of products from the Company during the thirteen weeks ended June 26, 2015 and June 27, 2014 and approximately $59 and $84, respectively, of products during the twenty-six weeks ended June 26, 2015 and June 27, 2014. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned by Messrs. C. Pappas, J. Couri and S. Hanson owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Each of Messrs. C. Pappas, J. Couri and S. Hanson paid for his respective ownership interest (25% for each individual) in the aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $74 and $43, respectively for the thirteen weeks ended June 26, 2015 and June 27, 2014, and $106 and $81, respectively, for the twenty-six weeks ended June 26, 2015 and June 27, 2014 for the use of such aircraft. All payments, except $12 and $13, respectively, for the thirteen and twenty-six weeks ended June 27, 2014, were made directly to an entity that manages the aircraft.

With the acquisition of Del Monte, the Company acquired two warehouse facilities that we lease from the prior owners of Del Monte. Three of the owners are current employees, one of whom, John DeBenedetti, serves on our board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John M DeBenedetti and 50% by Theresa Lincoln, Mr. J. DeBenedetti’s sister. During the thirteen and twenty-six weeks ended June 26, 2015, we paid $52 in rent on this facility. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. During the thirteen and twenty-six weeks ended June 26, 2015, we paid $56 in rent on this facility. Mr. J. DeBenedetti, Ms. Lincoln and Ms. DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. During the thirteen and twenty-six weeks ended June 26, 2015 we purchased approximately $233 of products from Old World Provisions. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions and the terms provided by Old World Provision were determined in the ordinary course of business and are materially consistent with those of other customers with similar volumes and purchasing patterns.

Note 11—Subsequent Events

On June 30, 2015, the Company closed on a sale-leaseback transaction of its new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximates its cost. The related ongoing lease will be accounted for as an operating lease by the Company.

On July 1, 2015, the Company entered into Amendment No. 6 to the Amended and Restated Credit Agreement. Amendment No. 6 amends the Amended and Restated Credit Agreement to, upon the Company’s election by irrevocable written notice on each date on which the aggregate consideration paid during any two consecutive fiscal quarters for permitted acquisitions consummated on or after July 1, 2015, but not later than June 30, 2016, exceeds $25,000, increase the maximum permitted Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for a four consecutive fiscal quarter period beginning with the fiscal quarter during which the relevant acquisition occurs by (i) in the case of the first two fiscal quarters, an additional 0.50:1.00 and (ii) in the case of the last two fiscal quarters, an additional 0.25:1.00; provided, however, that in no case shall the Total Leverage Ratio exceed 5.00:1.00 or the Senior Secured Leverage Ratio exceed 4.50:1.00 (collectively, the “Financial Covenants Adjustment”).

On July 1, 2015, the Company entered into Amendment No. 6 to the Note Purchase and Guarantee Agreement. Amendment No. 6 permits the Financial Covenants Adjustment and provides for an increase in the applicable rate of the notes by 0.25% during the period of the Financial Covenants Adjustment.

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

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 33,700 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 24,500 customer locations, primarily located in our 14 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of certain of the assets of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013 and Del Monte ( as defined below) in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On April 6, 2015, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, “Del Monte”) for an initial purchase price of approximately $185,333, including the initial net working capital adjustment. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•	$123,893 in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes to entities affiliated with The Prudential Insurance Company of America that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share); and

•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

In addition, we have agreed to pay additional contingent consideration of up to $24,500 upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing. The final amount of the purchase price for Del Monte is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

On October 24, 2014, we acquired substantially all the assets of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor based in Beltsville, Maryland. Founded in 1999, Euro Gourmet is a supplier of imported and domestic products. Euro Gourmet currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines along the U.S. East Coast. The total purchase price for Euro Gourmet was approximately $2,063 at closing (subject to a $250 earn-out agreement) and was funded with cash from operations. The final amount of the purchase price for Euro Gourmet is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

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

Our continued profitable growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1 million square feet in 21 distribution facilities at June 26, 2015. From the second half of fiscal 2013 through the first half of 2015, we have invested significantly in infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the “food-away-from-home” industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Likewise, the direct to consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

Food costs also significantly impact our results of operations. Food price inflation, like that which we have experienced in 2014 and 2015, may increase the dollar value of our sales because many of our products are sold at our cost plus a percentage markup. When we experience deflation, the dollar value of our sales may fall despite our unit sales remaining constant or growing. For those of our products that we price on a fixed fee-per-case basis, our gross profit margins may be negatively affected in an inflationary environment, even though our gross revenues may be positively impacted. While we cannot predict whether inflation will continue at current levels, prolonged periods of inflation leading to cost increases above levels that we are able to pass along to our customers, either overall or in certain product categories, may have a negative impact on us and our customers, as elevated food costs can reduce consumer spending in the food-away-from-home market, and may negatively impact our sales, gross margins and earnings.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6%	75.4%	74.6%	75.4%
Gross profit	25.4%	24.6%	25.4%	24.6%
Operating expenses	22.1%	20.6%	22.8%	21.5%
Operating income	3.3%	4.0%	2.6%	3.1%
Other expense:
Interest expense and gain on sale of asset	1.3%	1.0%	1.1%	1.0%
Total other expense	1.3%	1.0%	1.1%	1.0%
Income before income tax expense	2.0%	3.0%	1.5%	2.1%
Provision for income taxes	0.9%	1.2%	0.6%	0.8%
Net income	1.1%	1.8%	0.9%	1.3%

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

Thirteen Weeks Ended June 26, 2015 Compared to Thirteen Weeks Ended June 27, 2014

Net Sales

Our net sales for the thirteen weeks ended June 26, 2015 increased approximately 32.7%, or $69,738, to $282,882 from $213,144 for the thirteen weeks ended June 27, 2014. The increase in net sales was primarily the result of the acquisitions of Del Monte and Euro Gourmet, as well as organic sales growth. These acquisitions contributed approximately $56,930, or 26.7%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $12,808, or 6.0%, of total net sales growth. Inflation was approximately 3.3% during the thirteen weeks ended June 26, 2015, driven largely by certain protein and chocolate categories offset in part by deflation in the cheese and dairy categories.

Gross Profit

Gross profit increased approximately 37.0%, or $19,406, to $71,808 for the thirteen weeks ended June 26, 2015, from $52,402 for the thirteen weeks ended June 27, 2014. Gross profit margin increased approximately 79 basis points to 25.4% from 24.6% for the second quarter of 2015. The increase was due primarily to increased margins in both our core specialty and protein businesses. The improvement in protein margins was largely driven by improvements in the operating performance of our Allen Brothers subsidiary.

Operating Expenses

Total operating expenses increased by approximately 42.5%, or $18,630, to $62,475 for the thirteen weeks ended June 26, 2015 from $43,845 for the thirteen weeks ended June 27, 2014. As a percentage of net sales, operating expenses were 22.1% in the second quarter of 2015 compared to 20.6% in the second quarter of 2014. The increase in our operating expense ratio is primarily attributable to $3,300 of transaction related costs (which includes stock compensation expense associated with transaction bonuses paid following consummation of our acquisition of Del Monte) and $1,940 of amortization expense related to the Company’s acquisition of Del Monte. In addition, increased labor costs offset in part by reduced fuel costs contributed to the increase in operating expense ratio compared to the thirteen weeks ended June 27, 2014.

Operating Income

Operating income increased by approximately 9.1%, or $776, to $9,333 for the thirteen weeks ended June 26, 2015 from $8,557 for the thirteen weeks ended June 27, 2014. As a percentage of net sales, operating income decreased to 3.3% for the thirteen weeks ended June 26, 2015 from 4.0% for the thirteen weeks ended June 27, 2014. The decrease in operating income as a percentage of net sales is due to higher operating expenses, offset by the impact of higher gross profit margins as discussed above.

Other Expense

Total interest expense increased $1,465 to $3,574 for the thirteen weeks ended June 26, 2015 from $2,109 for the thirteen weeks ended June 27, 2014. This increase can be attributed to higher levels of debt related to the financing of our acquisitions.

Provision for Income Taxes

For the thirteen weeks ended June 26, 2015, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended June 27, 2014, our effective income tax rate was 40.8%.

Net Income

Reflecting the factors described above, net income decreased $457 to $3,363 for the thirteen weeks ended June 26, 2015, compared to net income of $3,820 for the thirteen weeks ended June 27, 2014.

Twenty-six Weeks Ended June 26, 2015 Compared to Twenty-six Weeks Ended June 27, 2014

Net Sales

Our net sales for the twenty-six weeks ended June 26, 2015 increased approximately 20.3%, or $81,431, to $481,758 from $400,327 for the twenty-six weeks ended June 27, 2014. The increase in net sales was primarily the result of the acquisitions of Del Monte and Euro Gourmet, as well as organic sales growth. These acquisitions contributed approximately $57,730, or 14.4%, to net sales growth for the twenty-six week period. Organic growth contributed the remaining approximately $23,701, or 5.9%, of total net sales growth. We estimate that severe weather in the Northeast and mid-Atlantic during the first quarter of 2015 negatively impacted net sales by approximately $2,000 to $3,000. In addition, net sales in the first quarter of 2014 were also negatively affected by weather by approximately $2,000. Inflation for the twenty-six weeks ended June 26, 2015 was approximately 3.6%.

Gross Profit

Gross profit increased approximately 24.0%, or $23,677, to $122,148 for the twenty-six weeks ended June 26, 2015, from $98,481 for the twenty-six weeks ended June 27, 2014. Gross profit margin increased approximately 75 basis points to 25.4% from 24.6% for the twenty-six week period ended June 26, 2015. This increase in gross profit margin was due primarily to increased profit margins in our core specialty business and improved operating performance in our Allen Brothers subsidiary, which experienced significant cost pressure in 2014.

Operating Expenses

Total operating expenses increased by approximately 27.3%, or $23,499, to $109,674 for the twenty-six weeks ended June 26, 2015 from $86,175 for the twenty-six weeks ended June 27, 2014. As a percentage of net sales, operating expenses were 22.8% in the first twenty-six weeks of 2015 compared to 21.5% in the first twenty-six weeks of 2014. The increase in our operating expense ratio is primarily attributable to $4,300 of transaction costs and $1,940 of amortization related to our acquisition of Del Monte, as well as increased labor costs, investments in management and IT infrastructure, and higher bad debt expense, offset in part by reduced fuel and freight delivery costs.

Operating Income

Operating income increased by approximately 1.4%, or $168, to $12,474 for the twenty-six weeks ended June 26, 2015 from $12,306 for the twenty-six weeks ended June 27, 2014. As a percentage of net sales, operating income decreased to 2.6% for the twenty-six weeks ended June 26, 2015 from 3.1% for the twenty-six weeks ended June 27, 2014. The decrease in operating income as a percentage of net sales was driven by higher operating expenses, offset in part by higher gross profit margin as discussed above.

Total Other Expense

Total other expense increased $906 to $5,062 for the twenty-six weeks ended June 26, 2015 from $4,156 for the twenty-six weeks ended June 27, 2014. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions, offset in part by a gain on the sale of one of our owned properties.

Provision for Income Taxes

For the twenty-six weeks ended June 26, 2015, we recorded an effective income tax rate of 41.6%. For the twenty-six weeks ended June 27, 2014, our effective income tax rate was 41.0%.

Net Income

Reflecting the factors described above, net income decreased $477 to $4,331 for the twenty-six weeks ended June 26, 2015, compared to net income of $4,808 for the twenty-six weeks ended June 27, 2014.

Product Category Sales Mix

The sales mix for the principal product categories for twenty-six weeks ended June 26, 2015 and June 27, 2014 is as follows (dollars in thousands):

	June 26, 2015		June 27, 2014
Center of the Plate	$209,290	43.4%	$143,789	35.9%
Dry Goods	89,553	18.6%	81,456	20.3%
Pastry	73,351	15.2%	73,864	18.5%
Cheese	42,966	8.9%	39,470	9.9%
Oils and Vinegar	28,548	5.9%	27,790	6.9%
Dairy	29,642	6.2%	26,147	6.5%
Kitchen Supplies	8,408	1.7%	7,811	2.0%

Total	$481.758	100%	$400,327	100%

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

For more information regarding the NMTC Loan, see Note 10 to the consolidated financial statements appearing in our Annual Report on Form 10-K.

On April 17, 2013, the Borrowers, the Guarantors and the lenders a party thereto entered into an Amendment and Restatement Agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”), of which up to $5,000 is available for letters of credit and up to $3,000 is available for short-term borrowings on a swingline basis. Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined below). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Guarantors under the Amended and Restated Credit Agreement. On October 18, 2013, CW LV Real Estate LLC was added as a Guarantor under the Amended and Restated Credit Agreement. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Guarantors under the Amended and Restated Credit Agreement. On May 6, 2015, Del Monte Capitol Meat Company, LLC and Del Monte Captiol Meat Holdings, LLC were added as Guarantors under the Amended and Restated Credit Agreement.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments of $1,500 on the Term Loans on June 30, September 30, December 31 and March 31, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of June 26, 2015, we had $22,225 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

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

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Notes Guarantors. On October 18, 2013, CW LV Real Estate LLC was added as a Notes Guarantor. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Notes Guarantors. On May 6, 2015, Del Monte Capitol Meat Company, LLC and Del Monte Captiol Meat Holdings, LLC were added as Guarantors under the Note Purchase and Guarantee Agreement.

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

During fiscal 2014 we entered into various amendments to the Amended and Restated Credit Agreement to effect the following changes: (i) permit one of our subsidiaries to incur up to $15,000 of permitted indebtedness and associated liens to obtain construction and permit mortgage financing for a new warehouse facility in Las Vegas, NV, (ii) increase the basket for additional indebtedness that is not otherwise permitted by the terms of the Amended and Restated Credit Agreement from $5,000 to $10,000, (iii) eliminate our requirement to achieve a certain minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) as of September 30, 2014 and to amend the Fixed Charge Coverage Ratio definition (A) to account for the significant investments we have made, and expect to continue to make, in our business to support our growth and (B) to eliminate the deduction of the unfinanced portion of Capital Expenditures (as defined in the Amended and Restated Credit Agreement) from the calculation of EBITDA utilized to calculate the Fixed Charge Coverage Ratio, (iv) permit a sale-leaseback transaction involving our Las Vegas distribution facility that is currently under construction, (v) increase the amount of assets that the loan parties may sell in any twelve month period in transactions not otherwise permitted from $1,000 to $5,000, (vi) adjust certain financial covenants and the periods during which the loan parties must comply with such covenants, and (vii) set a maximum permitted amount of Capital Expenditures that may be made or incurred by the loan parties in future fiscal years.

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

Upon effectiveness of the January 2015 amendment described above, which occurred with the consummation of our acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined above), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

On April 6, 2015, we acquired Del Monte for an initial aggregate purchase price of approximately $185,332, which included $123,893 in cash, $24,689 in common stock and $36,750 in convertible subordinated notes. In addition, we agreed to pay additional contingent consideration of up to $24,500 based upon the successful achievement of Adjusted EBITDA targets for the six years following closing. The final purchase price is subject to certain customary post-closing adjustments and finalization of our purchase accounting adjustments.

On April 6, 2015, we issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020 to help fund our acquisition of Del Monte. The notes, which rank pari passu with the Borrowers’ and Notes Guarantors’ obligations under the Credit Facilities, were issued to the Prudential Entities pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Borrowers, the Notes Guarantors and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto). In connection with the issuance of these notes, we entered into an amendment to our Amended and Restated Credit Agreement to permit the issuance of the notes.

On July 1, 2015, the Company entered into Amendment No. 6 to the Amended and Restated Credit Agreement. Amendment No. 6 amends the Amended and Restated Credit Agreement to, upon the Company’s election by irrevocable written notice on each date on which the aggregate consideration paid during any two consecutive fiscal quarters for permitted acquisitions consummated on or after July 1, 2015, but not later than June 30, 2016, exceeds $25,000, increase the maximum permitted Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for a four consecutive fiscal quarter period beginning with the fiscal quarter during which the relevant acquisition occurs by (i) in the case of the first two fiscal quarters, an additional 0.50:1.00 and (ii) in the case of the last two fiscal quarters, an additional 0.25:1.00; provided, however, that in no case shall the Total Leverage Ratio exceed 5.00:1.00 or the Senior Secured Leverage Ratio exceed 4.50:1.00 (collectively, the “Financial Covenants Adjustment”).

On July 1, 2015, the Company entered into Amendment No. 6 to the Note Purchase and Guarantee Agreement. Amendment No. 6 permits the Financial Covenants Adjustment and provides for an increase in the applicable rate of the Notes by 0.25% during the period of the Financial Covenants Adjustment.

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2015 will be approximately $21,000. The significant decrease in projected capital expenditures in fiscal 2015 as compared to fiscal 2014 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities, and the projected completion of the implementation of our ERP system. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential acquisition or issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

In July, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximates its cost. The related on-going lease will be accounted for as an operating lease.

Net cash provided by operations was $6,512 for twenty-six weeks ended June 26, 2015, an increase of $3,469 from the $3,043 provided by operations for twenty-six weeks ended June 27, 2014. The primary reasons for the increase in net cash provided by operations were an increase in non-cash charges of $5,669 and decrease in cash used for other assets and liabilities of $2,146, offset by decreased net income of $477 and an increase in cash used for working capital of $3,869. The increase in non-cash charges was primarily from increased stock compensation of $1,702, increased depreciation and amortization of $2,699 and increased bad debt expense of $798. The increase in cash used for working capital is due a decrease in cash provided by prepaids and other assets of $6,025 and an increase in cash used for inventory of $2,438 offset by a decrease in cash used for receivables of $3,790 and a decrease in cash used for payables of $804.

Net cash used in investing activities was $137,533 for twenty-six weeks ended June 26, 2015, an increase of $127,290 from the net cash used in investing activities of $10,243 for the twenty-six weeks ended June 27, 2014. The increase in net cash used was primarily due to the acquisition of Del Monte in the second quarter of 2015.

Net cash provided by financing activities was $130,163 for the twenty-six weeks ended June 26, 2015; an increase of $128,263 from the $1,900 provided by financing activities for the twenty-six weeks ended June 27, 2014. This increase was primarily due to the senior notes issued and funds drawn on our revolver which were used to fund the Del Monte acquisition.

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

Off-Balance Sheet Arrangements

As of June 26, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $118,573 and $96,896, net of the allowance for doubtful accounts of $5,189 and $4,675, as of June 26, 2015 and December 26, 2014, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, as we aggregate our component units into two reporting units, Protein and Specialty, based on a discounted cash flow approach. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing our estimated fair value to our carrying value, including goodwill. If our estimated fair value exceeds our carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. If required, the second step involves calculating an implied fair value of our goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if we were being acquired in a business combination. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, an impairment charge is recorded for the excess.

When analyzing whether to aggregate the business components into single reporting units, the Company considers whether each component has similar economic characteristics. The Company has evaluated the economic characteristics of its different geographic markets, including its recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which the Company operates and concluded that the business components can be combined into two reporting units, Protein and Specialty.

In 2014, our annual assessment indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the twenty-six weeks ended June 26, 2015. Total goodwill as of June 26, 2015 and December 26, 2014 was $149,745 and $78,508, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2015 or 2014 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 26, 2015 and December 26, 2014 were $137,276 and $50,485, respectively.

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

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into various amendments to the Amended and Restated Credit Agreement. Each of the Credit Agreement and Amended and Restated Credit Agreement, as amended, is described in more detail above under the caption “Liquidity and Capital Resources” in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of June 26, 2015, we had an aggregate $135.1 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $4.6 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $816 per annum, holding other variables constant.

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

Except as set forth below there have been no material changes to the risk factors included in “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2014:

A significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets either through organic growth or through acquisitions.

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure investors in our common stock, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food and center-of-the-plate products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner. At times, we have grown our business by expanding into new geographic markets. Efforts to expand organically may take time to produce revenues that exceed our expenses in these new markets, which can be high as we build out our infrastructure and hire associates to run our operations.

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

We may not achieve benefits expected from our acquisitions, including our recent acquisition of Del Monte, which could adversely impact our business and operating results.

We believe that there are risks related to acquiring companies, including overpaying for acquisitions, losing key employees of acquired companies, failing to identify potential liabilities associated with the acquisition of the business prior to our acquisition and failing to achieve potential synergies. Additionally, our business could be adversely affected if we are unable to integrate the companies we acquired.

On April 6, 2015, we completed our acquisition of Del Monte. We can provide no assurance that (1) the anticipated benefits of the Del Monte transaction, including any cost savings and operational synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of Del Monte’s business and operations into ours will not be greater than expected, (3) unanticipated costs, charges and expenses, including those related to the retention of Del Monte’s labor force, will not result from the transaction, (4) there will not be disputes regarding whether we are obligated to pay the additional contingent consideration in connection with the transaction, (5) we will be able to retain key personnel, including John DeBenedetti, the former president of Del Monte, and (6) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these or other risks are realized, it could have a material adverse impact on our business, financial condition and results of operations.

A significant portion of our past growth has been achieved through acquisitions of or mergers with other distributors of specialty food products and center-of-the-plate protein items. Our future acquisitions may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•	maintaining the existing customer and supplier base and personnel;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected cost savings and operational synergies more quickly, we implemented an “integration team” during fiscal 2014, which is dedicated to onboarding new acquisitions as quickly and efficiently as possible. We believe that having a team dedicated to integration will help make sure the people, processes and products we add through acquisitions are consistent with our historical business and will allow our management team to focus its attention on our day-to-day operations. If we are unable to fully implement the integration team in a timely manner or at all or it does not improve our integration process, the integration of acquisitions could continue to divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

In connection with our acquisition of businesses in the future, if any, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing or the consents of our lenders. We may not be able to obtain this additional financing or these consents on acceptable terms or at all. Moreover, we may need to finance our acquisition activity with the issuance of equity or debt securities, which may have rights and preferences superior to those of our common stock and, in the case of common equity securities, may be issued at such prices and in such amounts as may cause significant dilution to our then-existing common stockholders. To the extent we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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

Moreover, as a result of an acquisition, we may enter into a new business or market or offer products that differ from our core business. Any such new business or market or the sale and distribution of new products may present new challenges for us, and we may not be able to overcome such challenges. Moreover, we may seek to distribute a different set of products than the business that we acquire, which may cause a loss of customers of those businesses if we can no longer carry the products they desire or charge more for those products than was charged before we acquired the business.

Our failure to realize the benefits expected from our acquisitions could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition or results of operations.

We are also subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of ours or our suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or volatility in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products and meat, poultry and seafood we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products or meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities and at the prices we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs or change the types of products they buy from us to products that are less profitable for us.

Our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s, Allen Brothers and Del Monte, involves risks that we have not historically faced.

With our acquisitions of Michael’s, Allen Brothers and Del Monte, a larger percentage of our revenues is expected to come from center-of-the-plate products than has historically been the case. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of restrictions on the exporting of U.S. beef products or lower demand internationally for U.S. beef products, may result in our lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

We are also susceptible to increases in the prices of our seafood products. The prices of our seafood products are largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including, but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups. The major raw material for our seafood products is fresh seafood, and any shortage in supply or upsurge in demand of fresh seafood may lead to an increase in prices, which may adversely affect our profitability, including as a result of increased production costs and lower profit margins.

Our operations are subject to extensive regulation and oversight by the United States Department of Agriculture (“USDA”), the United States Food and Drug Administration (“FDA”), and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup. As a result, volatile food costs have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, because most of our sales of specialty products are at prices that are based upon product cost plus a percentage markup, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. If our product mix changes, we may face increased risks of compression of our margins, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. For instance, we have experienced increased margin compression in our protein category beginning in the third quarter of 2013 which continued throughout 2014. If this compression continues, our operating profit margin and results of operations could be materially and adversely impacted. To compensate for lower gross margins, we, in turn, must reduce the expenses that we incur to service our customers or our net income or operating margin may be negatively impacted. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

Because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 37% of our net sales in our 2014 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte, we now have significant operations in the San Francisco Bay area and Los Angeles, California. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area or San Francisco Bay or Los Angeles, California areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure investors in our common stock that our current or potential competitors will not provide specialty food products and ingredients, protein items or services that are comparable or superior to those provided by us at prices that are lower than the prices we charge or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure investors in our common stock that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of June 26, 2015, we had approximately $312.7 million of total indebtedness. In particular, we had approximately $22.2 million and $112.9 million of outstanding indebtedness under the Term Loan Facility and Revolving Credit Facility, respectively, and we had $125.0 million of senior secured notes (the “Notes”). In addition, at June 26, 2015, we owed $11.0 million under our NMTC Loan to build out our Bronx, New York distribution facility, and we also had $4.8 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software. Moreover, as part of the consideration we paid in connection with our acquisition of Del Monte, we issued to entities affiliated with Del Monte $36.75 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% per annum with a conversion price of $29.70 per share.

Our indebtedness could have important consequences to you. For example our indebtedness:

•	requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior secured term loan facility and senior secured revolving credit facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions;

•	in the case of the convertible subordinated notes, could result in the issuance of additional shares of our common stock that would result in the dilution of our then-existing stockholders; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our Revolving Credit Facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our Credit Facilities, the Note Purchase and Guarantee Agreement or (subject to certain limitations on the holders’ ability to accelerate the obligations) our convertible subordinated notes issued in connection with the Del Monte acquisition, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, or in the case of the convertible subordinated notes, convert the notes to common stock resulting in the holders of those notes and their affiliates becoming one of our largest stockholders, and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing the Credit Facilities and the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. The lenders under the Credit Facilities and the holders of the Notes consented to our issuance of the convertible subordinated notes.

The agreements governing the Credit Facilities and the Notes require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the Credit Facilities or the Notes. In the event of events of default, the lenders under the Credit Facilities or the holders of the Notes could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in the Credit Facilities and the holders of the Notes, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening and continued uncertainty of the national economy over the past six years, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior secured revolving credit facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under the Credit Facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under the Revolving Credit Facility because of a lender default or if we had to obtain other cost-effective financing.

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

We rely upon our computer systems and network infrastructure across our operations. Our business involves the storage and transmission of many types of sensitive or confidential information, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations, or any unauthorized access to sensitive or confidential information, including as a result of hacking, could have a material adverse effect on our business, financial condition or results of operations. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, John Austin, our chief financial officer and assistant corporate secretary, and John DeBenedetti, our executive vice president of protein, as well as certain other senior key employees. The loss of the services of any of our founders or key employees, including key employees of the businesses we have acquired, could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

Increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation could slow our growth or harm our business.

We are subject to a wide range of labor costs. Because our labor costs (particularly those in our center-of-the-plate businesses) are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.

Our operations are highly dependent upon our experienced and sophisticated sales professionals and, in our protein unit, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation (which we believe is enhanced as a result of our expansion in California resulting from the Del Monte acquisition) at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. Our failure to comply with federal and state labor laws and regulations, or our employees’ failure to meet federal citizenship or residency requirements, could result in a disruption in our work force, sanctions or fines against us as well as adverse publicity and additional cost.

As of June 26, 2015, we had approximately 1,659 full-time and part-time employees, 130 of whom (approximately 7.8%) are represented by unions. Of the 130 employees represented by unions, all are operating under a collective bargaining agreement. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces. One labor union has been certified to represent a bargaining unit at our New York facility, and we have entered into a collective bargaining agreement with our union employees in New York. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to significant governmental regulation, and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

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

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas, or GHG, emissions. Increased regulation regarding GHG emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

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

As of July 29, 2015, 2015, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 22.5% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 20.4% of our outstanding shares of common stock as of July 29, 2015. Additionally, upon the closing of our acquisition of Del Monte on April 6, 2015, the shareholders of Del Monte received approximately 1.1 million shares of our common stock, or 4.2% of our outstanding common stock as of July 29, 2015, as well as $36.75 million in convertible subordinated notes, which notes may be converted into shares of our common stock by such holders at any time at a per share price of $29.70. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 28, 2015 to April 24, 2015	27,654	$22.17	—	—
April 25, 2015 to May 22, 2015	1,021	$19.04	—	—
May 23, 2015 to June 26, 2015	833	$19.10	—	—
Total	29,508	$21.98	—	—

(1)	During the thirteen weeks ended June 26, 2015, we withheld 29,508 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1+	Earn-Out Agreement, dated April 6, 2015, by and among The Chefs’ Warehouse, Inc., Del Monte Capitol Meat Company, LLC, T.J. Foodservice Co., Inc., TJ Seafood, LLC, and John DeBenedetti, as the Sellers’ Representative (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

2.2	Indemnification Agreement, dated April 6, 2015, by and among Del Monte Merger Sub, LLC, The Chefs’ Warehouse, Inc., Del Monte Capitol Meat Company, LLC, DeBenedetti/Del Monte Trust, Victoria DeBenedetti, David DeBenedetti, Del Monte Capitol Meat Co., Inc., T.J. Foodservice Co., Inc., TJ Seafood, LLC, John DeBenedetti, Theresa Lincoln and John DeBenedetti, as the Selling Parties’ Representative (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.1	Amendment No. 5, dated as of April 6, 2015, to the Amended and Restated Credit Agreement dated as of April 13, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.2+	Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement, dated as of April 6, 2015, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, Michael’s Finer Meats, LLC, The Chefs’ Warehouse Pastry Division, Inc., QZ Acquisition (USA), Inc., Qzina Specialty Foods North America (USA), Inc., Qzina Specialty Foods, Inc. (a Washington entity), Qzina Specialty Foods, Inc. (a Florida entity), Qzina Specialty Foods (Ambassador), Inc., CW LV Real Estate LLC, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC, as the Initial Guarantors, and The Prudential Insurance Company of America and certain of its affiliates (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.3	Form of Series B Note (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.4	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to TJ Seafood, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.5	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to T.J. Foodservice Co., Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.6**	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.7**	Form of LTIP Award Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2015)

10.8	Amendment No. 6, dated as of July 1, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on with the Securities and Exchange Commission on July 7, 2015)

10.9	Amendment No. 6, dated as of July 1, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015)

10.10	Lease Agreement, dated as of June 30, 2015, between CW LV Real Estate, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC and The Chefs’ Warehouse West Coast, LLC, jointly and severally as the Tenant, and CW Nevada Landlord, LLC, as the Landlord (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.11**†	Employment Agreement Pursuant to Purchase Agreements, dated as of April 6, 2015, by and between Del Monte Capitol Meat Company, LLC, The Chefs’ Warehouse, Inc. and John DeBenedetti

10.12†	First Amendment of Lease dated as of January 1, 2015 between Dairyland USA Corporation and TCW Leasing Co., LLC, f/k/a The Chefs’ Warehouse Leasing Co., LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Management Contract or Compensatory Plan or Arrangement
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2015.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

August 5, 2015	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

