Form 10-Q
period 2015-09-25
Chefs' Warehouse, Inc.
filed 2015-11-04
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at October 30, 2015: 26,290,896

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to open, and begin servicing customers from its new Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 11, 2015 and our Form 10-Q filed on August 5, 2015 with the Securities and Exchange Commission (the “SEC”) and other reports filed by the Company with the SEC since that date.

PART I FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 25, 2015 (unaudited)	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$3,328
Accounts receivable, net of allowance of $5,675 in 2015 and $4,675 in 2014	117,336	96,896
Inventories, net	92,992	75,528
Deferred taxes, net	4,721	3,500
Prepaid expenses and other current assets	10,077	9,755
Total current assets	226,611	189,007
Equipment and leasehold improvements, net	53,138	47,938
Software costs, net	5,033	5,358
Goodwill	155,083	78,508
Intangible assets, net	134,976	50,485
Other assets	5,232	4,897
Total assets	$580,073	$376,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,667	$43,157
Accrued liabilities	20,256	19,522
Accrued compensation	6,948	6,645
Current portion of long-term debt	7,585	7,736
Total current liabilities	88,456	77,060
Long-term debt, net of current portion	284,350	135,800
Deferred taxes, net	8,127	8,067
Other liabilities and deferred credits	17,576	8,472
Total liabilities	398,509	229,399
Commitments and contingencies:
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 25, 2015 and December 26, 2014	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,291,706 and 25,031,267 shares issued and outstanding September 25, 2015 and December 26, 2014, respectively	263	250
Additional paid in capital	124,451	97,966
Cumulative foreign currency translation adjustment	(1,975)	(693)
Retained earnings	58,825	49,271
Stockholders’ equity	181,564	146,794
Total liabilities and stockholders’ equity	$580,073	$376,193

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	September 25, 2015	September 26, 2014
Net sales	$277,516	$208,070
Cost of sales	207,056	157,377
Gross profit	70,460	50,693
Operating expenses	57,607	41,660
Operating income	12,853	9,033
Interest expense	3,902	1,896
Loss on asset disposal	8	5
Income before income taxes	8,943	7,132
Provision for income tax expense	3,719	2,925
Net income	$5,224	$4,207
Other comprehensive loss:
Foreign currency translation adjustments	(914)	(394)
Comprehensive income	$4,310	$3,813
Net income per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17
Weighted average common shares outstanding:
Basic	25,864,638	24,649,837
Diluted	27,154,770	24,845,899

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirty-Nine Week Period Ended
	September 25, 2015	September 26, 2014
Net sales	$759,274	$608,397
Cost of sales	566,666	459,234
Gross profit	192,608	149,163
Operating expenses	167,281	127,824
Operating income	25,327	21,339
Interest expense	9,312	6,063
Gain on sale of assets	(340)	(6)
Income before income taxes	16,355	15,282
Provision for income tax expense	6,801	6,266
Net income	$9,554	$9,016
Other comprehensive loss:
Foreign currency translation adjustments	(1,282)	(432)
Comprehensive income	$8,272	$8,584
Net income per share:
Basic	$0.38	$0.37
Diluted	$0.37	$0.36
Weighted average common shares outstanding:
Basic	25,419,349	24,631,934
Diluted	26,275,597	24,845,212

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Thirty-Nine Week Period Ended
	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net income	$9,554	$9,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,219	2,230
Amortization	6,754	4,405
Provision for allowance for doubtful accounts	2,018	759
Deferred rent	475	(50)
Deferred taxes	(1,760)	(1,071)
Amortization of deferred financing fees	908	640
Stock compensation	2,869	1,032
Change in fair value of contingent earn-out liability	307	324
Gain on sale of assets	(340)	(6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,294)	(12,482)
Inventories	(6,182)	(6,013)
Prepaid expenses and other current assets	563	5,152
Accounts payable, accrued liabilities and accrued compensation	1,124	(2,696)
Other liabilities	(85)	(92)
Other assets	(385)	(520)
Net cash provided by operating activities	16,745	628
Cash flows from investing activities:
Capital expenditures	(19,247)	(15,775)
Proceeds from asset disposals	16,187	50
Cash paid for acquisitions, net of cash received	(123,831)	400
Net cash used in investing activities	(126,891)	(15,325)
Cash flows from financing activities:
Payment of debt	(7,351)	(5,211)
Proceeds from senior secured notes	25,000	—
Surrender of shares to pay withholding taxes	(1,060)	(486)
Change in restricted cash	—	5,578
Payment of deferred financing fees	(628)	—
Cash paid for contingent earn-out liability	(1,420)	—
Borrowings under revolving credit facility	192,300	—
Payments under revolving credit facility	(98,300)	—
Net cash provided by (used in) financing activities	108,541	(119)
Effect of foreign currency on cash and cash equivalents	(238)	(41)
Net decrease in cash and cash equivalents	(1,843)	(14,857)
Cash and cash equivalents-beginning of period	3,328	20,014
Cash and cash equivalents-end of period	$1,485	$5,157
Supplemental cash flow disclosures:
Cash paid for income taxes	$8,797	$8,785
Cash paid for interest	$8,226	$5,957
Non-cash investing and financing activities:
Software financing	$—	$2,304
Convertible notes issued for acquisitions	$36,750	$—
Contingent earn-out liabilities for acquisitions	$13,139	$—
Common stock issued for acquisitions	$24,689	$—

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of September 25, 2015 and for the thirteen weeks and thirty-nine weeks ended September 25, 2015 and September 26, 2014 is unaudited)

Note 1    Operations and Basis of Presentation

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2014 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2015.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2015, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 25, 2015 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). We expect to adopt this guidance when effective and adoption is not expected to have a material impact on our financial statements.

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

In September 2015, the FASB issued guidance to simplify the accounting for measurement period adjustments for business combinations. This guidance eliminates the need to retrospectively adjust prior periods for adjustments in provisional amounts booked on the opening balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015 and should be applied on a prospective basis. Early adoption is permitted for financial statements that have not been issued. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

Note 2    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net income per share:
Basic	$0.20	$0.17	$0.38	$0.37
Diluted	$0.20	$0.17	$0.37	$0.36
Weighted average common shares:
Basic	25,864,638	24,649,837	25,419,349	24,631,934
Diluted	27,154,770	24,845,899	26,275,597	24,845,212

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Numerator:
Net income	$5,224	$4,207	$9,554	$9,016
Add effect of dilutive securities
Interest on convertible notes, net of tax	134	—	268	—
Adjusted net income	$5,358	$4,207	$9,822	$9,016
Denominator:
Weighted average basic common shares outstanding	25,864,638	24,649,837	25,419,349	24,631,934
Dilutive effect of unvested common shares	52,758	196,062	72,125	213,278
Dilutive effect of convertible notes	1,237,374	—	784,123	—
Weighted average diluted common shares outstanding	27,154,770	24,845,899	26,275,597	24,845,212

Note 3    Fair Value Measurements; Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value

As of September 25, 2015, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities related to our acquisitions of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”), Euro Gourmet, Inc. (“Euro Gourmet”) and Allen Brothers. These liabilities were estimated using Level 3 inputs and had fair values of $13,577, $0 and $4,308 at September 25, 2015, respectively. These liabilities are reflected in accrued and other liabilities on the balance sheet. The fair value of contingent earn-out liabilities was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. As of December 26, 2014, the contingent earn-out liabilities for the Euro Gourmet and Allen Brothers acquisitions were $243 and $5,696, respectively, and were reflected in accrued and other liabilities on the balance sheet. Adjustments to the contingent earn-out liabilities resulted in increases in operating expenses of $60 and $307 for the thirteen and thirty-nine weeks ended September 25, 2015, respectively.

The following table presents the changes in Level 3 contingent earn-out liability:

	Del Monte	Euro Gourmet	Allen Brothers	Total
Balance December 26, 2014	$—	$243	$5,696	$5,939
Fair value on date of acquisition	13,139	—	—	13,139
Payments	—	—	(1,500)	(1,500)
Changes in fair value	438	(243)	112	307
Balance September 25, 2015	$13,577	$—	$4,308	$17,885

During the thirty-nine weeks ended September 25, 2015, we paid $1,500 to the prior owners of Allen Brothers as Allen Brothers achieved the revenue component of its contingent earn-out agreement and the contingent consideration related to the Euro Gourmet acquisition was finalized with no further consideration being paid.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the revolving credit facilities and term loans approximated their book values as of September 25, 2015 and December 26, 2014, as these instruments had variable interest rates that reflected current market rates. The carrying amount of the Company’s senior secured notes, convertible subordinated notes, capital leases and software financing arrangements at September 25, 2015 and December 26, 2014 approximate fair value as the interest rate obtained by the Company approximates the prevailing interest rates for similar instruments.

Note 4 Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 Business Combinations. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisition noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

On April 6, 2015, the Company completed its acquisition of Del Monte. The aggregate purchase price paid by the Company at closing was approximately $185,332, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $123,893 was paid in cash through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $13,577 at September 25, 2015. The Company expensed $1,313 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the thirty-nine weeks ended September 25, 2015. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 15-20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. For the thirteen weeks ended September 25, 2015, the Company reflected net sales and income before taxes of $58,447 and $6,113, respectively, for Del Monte in its condensed consolidated statement of operations. For the thirty-nine weeks ended September 25, 2015, the Company reflected net sales and income before taxes of $114,576 and $9,990, respectively, for Del Monte in its condensed consolidated statement of operations.

The table below details the assets and liabilities acquired as part of the Del Monte acquisition, which was effective as of April 6, 2015, and the preliminary allocation of the purchase price paid in connection with this acquisition.

Del Monte
Current assets (includes cash acquired)	$32,131
Other intangibles	91,507
Goodwill	76,743
Fixed assets	5,652
Other assets	137
Earn-out liability	(13,139)
Deferred taxes	(361)
Convertible subordinated notes	(36,750)
Issuance of common shares	(24,689)
Current liabilities	(7,338)
Cash purchase price	$123,893

The table below presents pro forma consolidated income statement information as if Del Monte had been included in the Company’s consolidated results for the entire periods reflected. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information has been prepared using the purchase method of accounting, giving effect to the Del Monte acquisition as if the acquisition had been completed on December 28, 2013. The pro forma information is not necessarily indicative of the Company’s results of operations had the Del Monte acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Del Monte acquisition, any incremental costs for Del Monte transitioning to become a subsidiary of a public company or any additional sales opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Del Monte acquisition at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	$265,111	$817,278	$767,948
Income before income taxes	10,853	24,030	27,014

Note 5    Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,479 and $1,130 at September 25, 2015 and December 26, 2014, respectively.

Note 6    Equipment and Leasehold Improvements

As of the dates indicated, plant, equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 25, 2015	December 26, 2014
Land	Indefinite	$1,571	$1,464
Buildings	20 years	2,740	3,672
Machinery and equipment	5-10 years	10,744	7,220
Computers, data processing and other equipment	3-7 years	7,486	6,424
Leasehold improvements	7-15 years	40,812	9,057
Furniture and fixtures	7 years	1,489	904
Vehicles	5 years	2,048	987
Other	7 years	95	95
Construction-in-process		7,521	36,200
		74,506	66,023
Less: accumulated depreciation and amortization		(21,368)	(18,085)
Equipment and leasehold improvements, net		$53,138	$47,938

Construction-in-process at September 25, 2015 related primarily to the build out of the Company’s new distribution facility in Bronx, NY and the implementation of its Enterprise Resource Planning (“ERP”) system. Construction-in process at December 26, 2014 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its ERP system.

At September 25, 2015 and December 26, 2014, the Company had $509 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $24 and $68 on these assets during the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively, and $72 and $205 on these assets during the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

Depreciation expense on equipment and leasehold improvements was $1,323 and $207 for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively, and $3,348 and $1,477 for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

Gross capitalized software costs were $8,262 at September 25, 2015 and $7,781 at December 26, 2014. Capitalized software is recorded net of accumulated amortization of $3,229 and $2,423 at September 25, 2015 and December 26, 2014, respectively. Depreciation expense on software was $278 and $375 for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively, and $799 and $548 for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

During the thirteen weeks ended September 25, 2015 and September 26, 2014, the Company incurred interest expense of $3,902 and $1,896, respectively. The Company capitalized interest expense of $0 and $265, respectively, during the same periods. During the thirty-nine weeks ended September 25, 2015 and September 26, 2014, the Company incurred interest expense of $9,312 and $6,063, respectively. The Company capitalized interest expense of $739 and $507, respectively, during the same periods. Capitalized interest is related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

On June 30, 2015, the Company closed on a sale-leaseback transaction of its new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related ongoing lease will be accounted for as an operating lease by the Company.

Note 7    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2014	$78,508
Goodwill increases, net	76,685
Foreign currency translation	(110)
Carrying amount as of September 25, 2015	$155,083

The goodwill increase in the thirty-nine weeks ended September 25, 2015 related primarily to the Del Monte acquisition.

Other intangible assets consist of customer relationships, which are amortized over a period ranging from four to twenty years, trademarks, which are amortized over a period ranging from one to forty years, and non-compete agreements, which are amortized over a period ranging from of two to six years. Other intangible assets consisted of the following at September 25, 2015 and December 26, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
September 25, 2015
Customer relationships	$94,141	$(11,027)	$83,114
Non-compete agreements	7,166	(3,870)	3,296
Trademarks	52,581	(4,015)	48,566
Total	$153,888	$(18,912)	$134,976
December 26, 2014
Customer relationships	$32,261	$(6,939)	$25,322
Non-compete agreements	7,166	(2,825)	4,341
Trademarks	23,586	(2,764)	20,822
Total	$63,013	$(12,528)	$50,485

Amortization expense for other intangibles was $2,165 and $1,468 for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively, and $6,754 and $4,405 for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

Estimated amortization expense for other intangibles for the fifty-two weeks ending December 25, 2015 and each of the next four fiscal years and thereafter is as follows:

2015	$9,464
2016	10,810
2017	10,774
2018	9,636
2019	9,339
Thereafter	91,969
Total	$141,992

Note 8    Debt Obligations

Debt obligations as of September 25, 2015 and December 26, 2014 consisted of the following:

	September 25, 2015	December 26, 2014
Senior secured notes	$125,000	$100,000
Revolving credit facility	94,000	—
Term loan	20,826	27,000
New Markets Tax Credit loan	11,000	11,000
Convertible subordinated notes	36,750	—
Capital leases and financed software	4,359	5,536
Total debt obligations	291,935	143,536
Less: current installments	(7,585)	(7,736)
Total debt obligations excluding current installments	$284,350	$135,800

On January 11, 2015, the Company entered into an amendment to the Amended and Restated Credit Agreement, as previously amended, among the Company and certain of its subsidiaries and JP Morgan Chase Bank (the “Amended and Restated Credit Agreement”) that became effective upon consummation of the Del Monte acquisition (as described in Note 4 above) to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio (each as defined in the Amended and Restated Credit Agreement) and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties’ Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of the Company’s common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers (as defined in the Amended and Restated Credit Agreement) may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, provided that the aggregate increases do not exceed $60,000. The Company entered into a corresponding amendment to the Note Purchase and Guarantee Agreement for our senior secured notes (the “Note Purchase and Guarantee Agreement”) that the Company and certain of its subsidiaries had previously entered into with Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) that also became effective upon consummation of the Del Monte acquisition to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, which became effective when the Company consummated its acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bear interest at the Company’s option of either (i) the alternate base rate (representing the greatest of (1) Chase’s prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of 1.75% to 2.50%, based on the Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of 2.75% to 3.50%, based on the Total Leverage Ratio.

On July 1, 2015, the Company entered into Amendment No. 6 to the Amended and Restated Credit Agreement. Amendment No. 6 amends the Amended and Restated Credit Agreement to, upon the Company’s election by irrevocable written notice on each date on which the aggregate consideration paid during any two consecutive fiscal quarters for permitted acquisitions consummated on or after July 1, 2015, but not later than June 30, 2016, exceeds $25,000, increase the maximum permitted Total Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and Senior Secured Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which the relevant acquisition occurs by (i) in the case of the first two fiscal quarters, an additional 0.50:1.00, and (ii) in the case of the last two fiscal quarters, an additional 0.25:1.00; provided, however, that in no case shall the Total Leverage Ratio exceed 5.00:1.00 or the Senior Secured Leverage Ratio exceed 4.50:1.00 (collectively, the “Financial Covenants Adjustment”).

On August 26, 2015, the Company entered into Amendment No. 7 to the Amended and Restated Credit Agreement. Amendment No. 7 increases the capacity for Letter of Credit exposure from $5,000 to $10,000.

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020. The notes, which rank pari passu with the Company’s and its various subsidiaries’ obligations under the Amended and Restated Credit Agreement and the $100,000 of subordinated notes issued by the Company in April 2013, were issued to the Prudential Entities pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Company, certain of its subsidiaries and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto) pursuant to which the Company had previously issued $100,000 in subordinated notes. The interest rate on these notes can be increased to 6.15% depending on the calculated leverage ratio of the Company. In connection with the issuance of these notes, the Company entered into an amendment to its Amended and Restated Credit Agreement to permit the issuance of the notes.

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

As of September 25, 2015, the Company was in compliance with all debt covenants and the Company had reserved $5,395 of the revolving credit facility portion of the Amended and Restated Credit Agreement for the issuance of letters of credit. As of September 25, 2015, funds totaling $40,605 were available for borrowing under the revolving credit facility portion of the Amended and Restated Credit Agreement.

Note 9    Stockholders Equity

On April 6, 2015, the Company issued 1,113,636 shares of common stock as a portion of the consideration for the Del Monte acquisition. These shares were valued at $22.17 per share.

During the thirty-nine weeks ended September 25, 2015, the Company granted 218,449 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $21.20 each. Of these awards, 49,109 were performance-based grants. The Company recognized no expense on the performance-based grants during the thirty-nine weeks ended September 25, 2015 as it is not on track to achieve the performance targets. The remaining awards were time-based grants which will vest over a period up to four years. During the thirteen and thirty-nine weeks ended September 25, 2015, the Company recognized expense totaling $166 and $1,940, respectively, on these time-based RSAs.

During the thirteen and thirty-nine weeks ended September 25, 2015, the Company recognized $287 and $929, respectively, of expense for RSAs issued in prior years.

At September 25, 2015, the Company had 422,811 of unvested RSAs outstanding. At September 25, 2015, the total unrecognized compensation cost for these unvested RSAs was $7,000, and the weighted-average remaining useful life was approximately 13 months. Of this total, $3,202 related to RSAs with time-based vesting provisions and $3,798 related to RSAs with performance-based vesting provisions. At September 25, 2015, the weighted-average remaining useful lives for time-based vesting RSAs and performance-based vesting RSAs were approximately 18 months and 8 months, respectively. No compensation expense related to the Company’s RSAs has been capitalized.

As of September 25, 2015, there were 881,997 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 10    Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates of those individuals. Expenses related to these facilities totaled $233 and $384, respectively, during the thirteen weeks ended September 25, 2015 and September 26, 2014 and $1,147 and $1,152, respectively, during the thirty-nine weeks ended September 25, 2015 and September 26, 2014. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, subleases from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $8,862 at September 25, 2015. By agreement dated July 1, 2005, the lender released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remains in full force and effect. The Company and its subsidiaries were in full compliance with that requirement. In addition, TCW is in the process of refinancing its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Each of Christopher Pappas, John Pappas and Dean Facatselis (the brother-in-law of Messrs. Pappas) owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $27 and $27, respectively, of products from the Company during the thirteen weeks ended September 25, 2015 and September 26, 2014 and approximately $86 and $112, respectively, of products during the thirty-nine weeks ended September 25, 2015 and September 26, 2014. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $27 and $47, respectively for the thirteen weeks ended September 25, 2015 and September 26, 2014, and $158 and $137, respectively, for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, for the use of such aircraft. All payments, except $3 and $16, respectively, for the thirteen and thirty-nine weeks ended September 26, 2014, were made directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest.

With the acquisition of Del Monte, the Company acquired two warehouse facilities that the Company leases from certain prior owners of Del Monte. Three of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti and 50% by Theresa Lincoln, John DeBenedetti’s sister. The Company paid rent on this facility totaling $52 and $104, respectively for the thirteen and thirty-nine weeks ended September 25, 2015. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $56 and $111, respectively, for the thirteen and thirty-nine weeks ended September 25, 2015. John DeBenedetti, Theresa Lincoln and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. During the thirteen and thirty-nine weeks ended September 25, 2015 the Company purchased approximately $249 and $482, respectively, of products from Old World Provisions. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions and the terms provided by Old World Provision were determined in the ordinary course of business and are materially consistent with those of other customers with similar volumes and purchasing patterns.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015. Unless otherwise indicated, the terms Company, Chefs’ Warehouse, we, us and our refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s Finer Meats in August 2012, Allen Brothers in December 2013 and Del Monte in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina Specialty Foods North America in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food distributors; the expansion of our existing distribution centers; the construction of new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On April 6, 2015, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, “Del Monte”) for an initial purchase price of approximately $185,333, including the initial net working capital adjustment. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

●	$123,893 in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes to entities affiliated with The Prudential Insurance Company of America that bear interest at 5.80% per annum due on October 17, 2020;

●	approximately 1.1 million shares of our common stock (valued at $22.17 per share); and

●	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

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

On October 24, 2014, we acquired substantially all the assets of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor based in Beltsville, Maryland. Founded in 1999, Euro Gourmet was a supplier of imported and domestic products. Euro Gourmet supplied more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines along the U.S. East Coast. The total purchase price for Euro Gourmet was approximately $2,063 at closing (subject to a $250 earn-out agreement which was subsequently not achieved) and was funded with cash from operations.

Our Growth Strategies and Outlook

We continue to invest in our people, facilities and technology in an effort to achieve the following objectives and maintain our premier position within the specialty foodservice distribution market:

●	sales and service territory expansion;

●	operational excellence and high customer service levels;

●	expanded purchasing programs and improved buying power;

●	product innovation and new product category introduction;

●	operational efficiencies through system enhancements; and

●	operating expense reduction through the centralization of general and administrative functions.

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1 million square feet in 21 distribution facilities at September 25, 2015. From the second half of fiscal 2013 through the first nine months of 2015, we have invested significantly in infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Likewise, the direct to consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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

The foodservice distribution industry is fragmented but consolidating, and we have supplemented our internal growth through selective strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, which may allow us to grow our business at a faster pace than we would otherwise be able to grow the business organically.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6%	75.6%	74.6%	75.5%
Gross profit	25.4%	24.4%	25.4%	24.5%
Operating expenses	20.8%	20.0%	22.0%	21.0%
Operating income	4.6%	4.4%	3.4%	3.5%
Other expense:
Interest expense and gain (loss) on sale of assets	1.4%	0.9%	1.2%	1.0%
Total other expense	1.4%	0.9%	1.2%	1.0%
Income before income tax expense	3.2%	3.5%	2.2%	2.5%
Provision for income taxes	1.3%	1.4%	0.9%	1.0%
Net income	1.9%	2.1%	1.3%	1.5%

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including net sales compared to prior periods and internal forecasts, costs of our products and results of our cost-control initiatives, and use of operating cash. These indicators are discussed throughout the Results of Operations and Liquidity and Capital Resources sections of this MD&A.

Thirteen Weeks Ended September 25, 2015 Compared to Thirteen Weeks Ended September 26, 2014

Net Sales

Our net sales for the thirteen weeks ended September 25, 2015 increased approximately 33.4%, or $69,446, to $277,516 from $208,070 for the thirteen weeks ended September 26, 2014. The increase in net sales was primarily the result of the acquisition of Del Monte and, to a lesser extent, the acquisition of Euro Gourmet, as well as organic sales growth. These acquisitions contributed approximately $59,287, or 28.5%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $10,159, or 4.9%, of total net sales growth. Inflation was approximately 1.9% during the thirteen weeks ended September 25, 2015, driven largely by certain protein and chocolate categories offset in part by deflation in the cheese, dairy and seafood categories.

Gross Profit

Gross profit increased approximately 38.9%, or $19,767, to $70,460 for the thirteen weeks ended September 25, 2015, from $50,693 for the thirteen weeks ended September 26, 2014. Gross profit margin increased approximately 103 basis points to 25.4% from 24.4% for the second quarter of 2015. The increase was due primarily to increased margins in both our core specialty and protein businesses. The improvement in protein margins was largely driven by improvements in the operating performance of our Allen Brothers subsidiary.

Operating Expenses

Total operating expenses increased by approximately 38.3%, or $15,947, to $57,607 for the thirteen weeks ended September 25, 2015 from $41,660 for the thirteen weeks ended September 26, 2014. As a percentage of net sales, operating expenses were 20.8% in the second quarter of 2015 compared to 20.0% in the second quarter of 2014. The increase in our operating expense ratio is largely attributable to incremental amortization expense related to the Company’s acquisition of Del Monte and the prior year recognition of a $1,477 gain on settlement with the sellers of Michael’s Finer Meats, which the Company acquired in 2012. In addition, increased occupancy costs, insurance and bad debt expense, offset in part by reduced fuel and freight costs, contributed to the increase in operating expense ratio compared to the thirteen weeks ended September 26, 2014.

Operating Income

Operating income increased by approximately 42.3%, or $3,820, to $12,853 for the thirteen weeks ended September 25, 2015 from $9,033 for the thirteen weeks ended September 26, 2014. As a percentage of net sales, operating income increased to 4.6% for the thirteen weeks ended September 25, 2015 from 4.4% for the thirteen weeks ended September 26, 2014. The increase in operating income as a percentage of net sales was driven by higher gross margins as discussed above partially offset by higher operating expenses.

Interest Expense

Total interest expense increased $2,006 to $3,902 for the thirteen weeks ended September 25, 2015 from $1,896 for the thirteen weeks ended September 26, 2014. This increase can be attributed to higher levels of debt related to the financing of our acquisitions.

Provision for Income Taxes

For the thirteen weeks ended September 25, 2015, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended September 26, 2014, our effective income tax rate was 41.0%.

Net Income

Reflecting the factors described above, net income increased $1,017 to $5,224 for the thirteen weeks ended September 25, 2015, compared to net income of $4,207 for the thirteen weeks ended September 26, 2014.

Thirty-nine Weeks Ended September 25, 2015 Compared to Thirty-nine Weeks Ended September 26, 2014

Net Sales

Our net sales for the thirty-nine weeks ended September 25, 2015 increased approximately 24.8%, or $150,877, to $759,274 from $608,397 for the thirty-nine weeks ended September 26, 2014. The increase in net sales was primarily the result of the acquisition of Del Monte and, to a lesser extent, the acquisition of Euro Gourmet, as well as organic sales growth. These acquisitions contributed approximately $117,055, or 19.2%, to net sales growth for the thirty-nine week period. Organic growth contributed the remaining approximately $33,822, or 5.6%, of total net sales growth. We estimate that severe weather in the Northeast and mid-Atlantic during the first quarter of 2015 negatively impacted net sales by approximately $2,000 to $3,000. In addition, net sales in the first quarter of 2014 were also negatively affected by weather by approximately $2,000. Inflation for the thirty-nine weeks ended September 25, 2015 was approximately 3.0%.

Gross Profit

Gross profit increased approximately 29.1%, or $43,445, to $192,608 for the thirty-nine weeks ended September 25, 2015, from $149,163 for the thirty-nine weeks ended September 26, 2014. Gross profit margin increased approximately 85 basis points to 25.4% from 24.5% for the thirty-nine week period ended September 25, 2015. This increase in gross profit margin was due primarily to increased profit margins in our core specialty business and improved operating performance in our Allen Brothers subsidiary, which experienced significant cost pressure in 2014.

Operating Expenses

Total operating expenses increased by approximately 30.9%, or $39,457, to $167,281 for the thirty-nine weeks ended September 25, 2015 from $127,824 for the thirty-nine weeks ended September 26, 2014. As a percentage of net sales, operating expenses were 22.0% in the first thirty-nine weeks of 2015 compared to 21.0% in the first thirty-nine weeks of 2014. The increase in our operating expense ratio is primarily attributable to $4,300 of transaction costs and $3,244 of amortization expense and non-cash accretion of contingent consideration related to the Company’s acquisition of Del Monte, as well as increased labor costs, investments in management and IT infrastructure, and higher insurance and bad debt expense, offset in part by reduced fuel and freight delivery costs.

Operating Income

Operating income increased by approximately 18.7%, or $3,988, to $25,327 for the thirty-nine weeks ended September 25, 2015 from $21,339 for the thirty-nine weeks ended September 26, 2014. As a percentage of net sales, operating income decreased to 3.4% for the thirty-nine weeks ended September 25, 2015 from 3.5% for the thirty-nine weeks ended September 26, 2014. The decrease in operating income as a percentage of net sales was driven by higher operating expenses, offset in part by higher gross profit margin as discussed above.

Total Other Expense

Total other expense increased $2,915 to $8,972 for the thirty-nine weeks ended September 25, 2015 from $6,057 for the thirty-nine weeks ended September 26, 2014. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions, offset in part by a $349 gain on the sale of one of our owned properties.

Provision for Income Taxes

For the thirty-nine weeks ended September 25, 2015, we recorded an effective income tax rate of 41.6%. For the thirty-nine weeks ended September 26, 2014, our effective income tax rate was 41.0%.

Net Income

Reflecting the factors described above, net income increased $538 to $9,554 for the thirty-nine weeks ended September 25, 2015, compared to net income of $9,016 for the thirty-nine weeks ended September 26, 2014.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen and thirty-nine weeks ended September 25, 2015 and September 26, 2014 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
Center of the Plate	$137,532	50%	$75,394	36%	$346,822	46%	$219,183	36%
Dry Goods	45,633	16%	43,104	21%	135,186	18%	124,560	20%
Pastry	35,248	13%	34,250	17%	108,599	14%	108,114	18%
Cheese	22,455	8%	21,333	10%	65,421	8%	60,803	10%
Oils and Vinegar	15,061	5%	14,691	7%	43,609	6%	42,481	7%
Dairy	17,136	6%	15,100	7%	46,778	6%	41,247	7%
Kitchen Supplies	4,451	2%	4,198	2%	12,859	2%	12,009	2%

Total	$277,516	100.0%	$208,070	100.0%	$759,274	100.0%	$608,397	100.0%

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.

Senior Secured Credit Facilities

On April 25, 2012, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC (each a “Borrower” and collectively, the “Borrowers”), the Company and Chefs’ Warehouse Parent, LLC (together with the Company, the “Guarantors”) entered into a senior secured credit facility (the “Credit Agreement”) with the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, and the other parties thereto. On August 29, 2012, Michaels Finer Meats Holdings, LLC and Michaels Finer Meats, LLC were each added as a Guarantor under the Credit Agreement. On January 24, 2013, The Chefs’ Warehouse Midwest, LLC was added as a Guarantor under the Credit Agreement.

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

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Borrowers. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of September 25, 2015, we had $40,605 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Prior to consummation of our acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bore interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chases prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.25%, based on the Leverage Ratio (as defined below), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.25%, based on the Leverage Ratio. The LIBO rate is the rate for Eurodollar deposits for a period equal to one, three or six months (as selected by the applicable Borrower) appearing on Reuters Screen LIBOR01 Page (or any successor or substitute page on such screen), at approximately 11:00 a.m. London time, two business days prior to the commencement of the applicable interest period.

The Amended and Restated Credit Agreement initially contained financial covenants that required (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) minus the unfinanced portion of capital expenditures to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014 and (B) 1.25 to 1.00 for the quarterly period ending September 30, 2014 and thereafter and (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the Leverage Ratio) for the then-trailing twelve months to not be greater than (A) 4.00 to 1.00 for any fiscal quarter ending in the period from the effective date of the Amended and Restated Credit Agreement through December 31, 2013, (B) 3.75 to 1.00 for any fiscal quarter ending in the period from March 31, 2014 through December 31, 2014 and (C) 3.50 to 1.00 for any fiscal quarter ending March 31, 2015 and thereafter. As a result of the amendments to the Amended and Restated Credit Agreement we entered into in fiscal 2014 and fiscal 2015 (including in connection with our acquisition of Del Monte), the Amended and Restated Credit Agreement currently includes financial covenants that require (i) the ratio of our consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) to our consolidated Fixed Charges (as defined in the Amended and Restated Credit Agreement) on a trailing twelve month basis as of the end of each of our fiscal quarters to not be less than (A) 1.15 to 1.00 for the period from the effective date of the Amended and Restated Credit Agreement through June 30, 2014, (B) 1.50 to 1.00 for the quarterly period ending December 31, 2014 through December 31, 2015 and (C) 1.75 to 1.00 for the quarterly period ending March 31, 2016 and thereafter, (ii) the ratio of our consolidated Total Indebtedness (as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the Total Leverage Ratio) for the then-trailing twelve months to not be greater than (A) 5.00 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.50 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 4.25 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.75 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter, and (iii) the ratio of our consolidated Total Indebtedness (other than Subordinated Indebtedness) (each as defined in the Amended and Restated Credit Agreement) to our consolidated EBITDA (the “Senior Secured Leverage Ratio”) for the then-trailing twelve months to not be greater than (A) 4.50 to 1.00 for any fiscal quarter ending in the period from March 31, 2015 through September 30, 2015, (B) 4.00 to 1.00 for the fiscal quarter ending in the period from October 1, 2015 through December 31, 2015, (C) 3.75 to 1.00 for any fiscal quarter ending March 31, 2016 through September 30, 2016 and (D) 3.25 to 1.00 for any fiscal quarter ending September 30, 2016 and thereafter.

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

In January 2015, we entered into an amendment to the Amended and Restated Credit Agreement that became effective upon consummation of the Del Monte transaction to, among other things, (i) replace the definition of Leverage Ratio with definitions of Total Leverage Ratio and Senior Secured Leverage Ratio and establish limits on the amount of leverage and senior secured leverage that the loan parties may incur, which limits decrease through September 30, 2016, (ii) modify the applicable rate for borrowings under the Amended and Restated Credit Agreement to provide for an increased interest rate when the loan parties Total Leverage Ratio is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte and the related issuance of our common stock and up to $38,250 of subordinated debt pursuant thereto, and payment of the earn-out consideration in connection with the acquisition of Del Monte so long as the loan parties are not in default under the Amended and Restated Credit Agreement, and (iv) create an expansion option whereby Borrowers may increase the borrowings available under the Amended and Restated Credit Agreement in increments of at least $10,000, such that the aggregate increases do not exceed $60,000. We entered into a corresponding amendment to the Note Purchase and Guarantee Agreement that became effective upon consummation of the Del Monte transaction to effect similar changes to the Note Purchase and Guarantee Agreement, with the exception of providing for the possibility of increased borrowings.

Upon effectiveness of the January 2015 amendment described above, which occurred with the consummation of our acquisition of Del Monte, borrowings under the Amended and Restated Credit Agreement bear interest at our option of either (i) the alternate base rate (representing the greatest of (1) Chases prime rate, (2) the federal funds effective rate for overnight borrowings plus 1/2 of 1.00% and (3) the adjusted LIBO rate for one month plus 2.50%) plus in each case an applicable margin of from 1.75% to 2.50%, based on the Total Leverage Ratio (as defined above), or (ii) in the case of Eurodollar Borrowings (as defined in the Amended and Restated Credit Agreement), the adjusted LIBO rate plus an applicable margin of from 2.75% to 3.50%, based on the Total Leverage Ratio.

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

On August 26, 2015, the Company entered into Amendment No. 7 to the Amended and Restated Credit Agreement, which increased the capacity for Letter of Credit exposure from $5,000 to $10,000.

New Markets Tax Credit Loan

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which Commercial Lending II LLC (“CLII”), a community development entity and a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHPs expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHPs leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

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

Senior Secured Notes

On April 17, 2013, the Borrowers issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the Guarantors including Michaels Finer Meats, LLC, Michaels Finer Meats Holdings, LLC and The Chefs’ Warehouse Midwest, LLC (collectively, the “Notes Guarantors”). The Notes, which rank pari passu with the Borrowers and Notes Guarantors obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, the “Prudential Entities”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) among the Borrowers, the Notes Guarantors and the Prudential Entities. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility. On May 31, 2013, Qzina Specialty Foods North America (USA), Inc., QZ Acquisition (USA), Inc., The Chefs’ Warehouse Pastry Division, Inc., Qzina Specialty Foods (Ambassador), Inc., Qzina Specialty Foods, Inc. (WA), and Qzina Specialty Foods, Inc. (FL) were added as Notes Guarantors. On October 18, 2013, CW LV Real Estate LLC was added as a Notes Guarantor. On January 10, 2014, Allen Brothers 1893, LLC and The Great Steakhouse Steaks, LLC were added as Notes Guarantors. On May 6, 2015, Del Monte Capitol Meat Company, LLC and Del Monte Captiol Meat Holdings, LLC were added as Guarantors under the Note Purchase and Guarantee Agreement.

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

On April 6, 2015, we issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020 to help fund our acquisition of Del Monte. The notes, which rank pari passu with the Borrowers and Notes Guarantors obligations under the Credit Facilities, were issued to the Prudential Entities pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015 among the Borrowers, the Notes Guarantors and the Prudential Entities, supplementing and amending that certain Note Purchase and Guarantee Agreement dated as of April 17, 2013 (as amended by the subsequent amendments thereto). In connection with the issuance of these notes, we entered into an amendment to our Amended and Restated Credit Agreement to permit the issuance of the notes.

On July 1, 2015, the Company entered into Amendment No. 6 to the Note Purchase and Guarantee Agreement. Amendment No. 6 permits the Financial Covenants Adjustment and provides for an increase in the applicable rate of the Notes by 0.25% during the period of the Financial Covenants Adjustment.

Convertible Subordinated Notes

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

Liquidity

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2015 will be approximately $21,000. The significant decrease in projected capital expenditures in fiscal 2015 as compared to fiscal 2014 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities, and the projected completion of the implementation of our ERP system. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

Net cash provided by operations was $16,745 for thirty-nine weeks ended September 25, 2015, an increase of $16,117 from the $628 provided by operations for thirty-nine weeks ended September 26, 2014. The primary reasons for the increase in net cash provided by operations were an increase in non-cash charges of $7,187 and decrease in cash used for working capital of $8,250. The increase in non-cash charges was primarily from increased stock compensation expense of $1,837, increased depreciation and amortization expense of $4,338 and increased bad debt expense of $1,259. The decrease in cash used for working capital is primarily due to a decrease in cash used for receivables of $9,188, an increase in cash provided by payables of $3,820, offset by a decrease in cash provided by prepaids and other assets of $4,589.

Net cash used in investing activities was $126,891 for thirty-nine weeks ended September 25, 2015, an increase of $111,566 from the net cash used in investing activities of $15,325 for the thirty-nine weeks ended September 26, 2014. The increase in net cash used was primarily due to the acquisition of Del Monte in the second quarter of 2015 and higher capital expenditures through the thirty-nine weeks ended September 25, 2015, offset in part by proceeds from the sale-leaseback on our Las Vegas, NV distribution facility.

Net cash provided by financing activities was $108,541 for the thirty-nine weeks ended September 25, 2015, an increase of $108,660 from the $119 used by financing activities for the thirty-nine weeks ended September 26, 2014. This increase was primarily due to the senior notes issued and funds drawn on our revolver which were used to fund the Del Monte acquisition.

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

Off-Balance Sheet Arrangements

As of September 25, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining the allowance for doubtful accounts, (ii) inventory valuation, with regard to determining the reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $117,336 and $96,896, net of the allowance for doubtful accounts of $5,675 and $4,675, as of September 25, 2015 and December 26, 2014, respectively.

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

In 2014, our annual assessment using a market capitalization approach indicated that we were not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as our fair value exceeded our carrying value. We have noted no indicators of impairment in the thirty-nine weeks ended September 25, 2015. Total goodwill as of September 25, 2015 and December 26, 2014 was $155,083 and $78,508, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2015 or 2014 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 25, 2015 and December 26, 2014 were $134,976 and $50,485, respectively.

The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in Accounting Standards Codification (ASC) 605-50 (Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers).

We generally record consideration received under these incentives as a reduction of cost of sales; however, in certain circumstances, we record marketing-related consideration as a reduction of marketing costs incurred. We may receive consideration in the form of cash and/or invoice deductions.

We record consideration that we receive for volume and growth rebates and annual incentives as a reduction of cost of sales. We systematically and rationally allocate the consideration for those incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual incentives when we earn them, generally over the agreement period. We record consideration received to promote and sell the suppliers products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we receive consideration from the suppliers’ in excess of our costs, we record any excess as a reduction of cost of sales.

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

Contingent Earn-out Liabilities

We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Operations. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 25, 2012, the Borrowers and the Guarantors entered into the Credit Agreement with the lenders from time to time party thereto, Chase, as Administrative Agent, and the other parties thereto. On April 17, 2013, the Borrowers and Guarantors entered into various amendments to the Amended and Restated Credit Agreement. Each of the Credit Agreement and Amended and Restated Credit Agreement, as amended, is described in more detail above under the caption Liquidity and Capital Resources in the MD&A. Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of September 25, 2015, we had an aggregate $114.8 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $4.2 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $695 per annum, holding other variables constant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Except as set forth below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2015 and updated in our Form 10-Q filed with the SEC on August 5, 2015:

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

As of September 25, 2015, we had approximately 1,632 full-time and part-time employees, 154 of whom (approximately 9%) are represented by unions. Of the 154 employees represented by unions, 128 are operating under a collective bargaining agreement. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces. One labor union has been certified to represent a bargaining unit at our New York facility, and we have entered into a collective bargaining agreement with certain of our union employees in New York. In addition, certain employees in our Maryland facility have elected to be represented by a union and, while negotiations with those employees are ongoing, such employees are not currently operating pursuant to a collective bargaining agreement. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2015 to July 24, 2015	7,050	$21.33	—	—
July 25, 2015 to August 21, 2015	—	$—	—	—
August 22, 2015 to September 25, 2015	2,534	$15.72	—	—
Total	9,584	$19.85	—	—

(1)	During the thirteen weeks ended September 25, 2015, we withheld 9,584 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 7, dated as of August 26, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2015.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

November 4, 2015	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

