Form 10-K
period 2015-12-25
Chefs' Warehouse, Inc.
filed 2016-03-04
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 26, 2015): $437,284,042

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2016
Common Stock, $.01 par value per share	26,282,260 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 14, 2016 (Proxy Statement)	Part III

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•	our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;

•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;

•	we may not achieve the benefits expected from our acquisitions, including our recent acquisition of Del Monte, which could adversely impact our business and operating results;

•	we may have difficulty managing and facilitating our future growth;

•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network;

•	our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”), Allen Brothers, Inc. (“Allen Brothers”) and Del Monte Capital Meat Co. and related entities (“Del Monte”), involves risks that we have not historically faced;

•	our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

•	because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;

•	damage to our reputation or lack of acceptance of our specialty food products, center-of-the-plate products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations;

•	our customers are generally not obligated to continue purchasing products from us;

•	we have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all;

•	product liability claims could have a material adverse effect on our business, financial condition or results of operations;

•	Fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations;

•	new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations;

•	we have significant competition from a variety of sources, and we may not be able to compete successfully;

•	our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;

•	our ability to raise capital in the future may be limited;

•	we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;

•	information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;

•	our investments in information technology may not produce the benefits that we anticipate;

•	we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;

•	our business operations and future development could be significantly disrupted if we lose key members of our management team;

•	our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future expenses, the costs associated with our self-insured group medical, workers’ compensation liability and auto liability plans may adversely affect our business, financial condition or results of operations;

•	increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business;

•	we are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations;

•	federal, state, provincial and local tax rules in the United States and Canada may adversely impact our business, financial condition or results of operations;
•	the price of our common stock may be volatile and our stockholders could lose all or a part of their investment;

•	concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions;

•	if securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline;

•	we do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value;

•	our issuance of preferred stock or debt securities could adversely affect holders of our common stock and discourage a takeover; and

•	some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 34,000 stock-keeping units (“SKUs”) from more than 1,700 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers in December 2013, we market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 30, 2011 to December 25, 2015, our net revenues increased from approximately $401 million to approximately $1,059 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since April 2012, we have completed seven acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these seven acquisitions ranged from $2.0 million to $123.9 million, resulting in aggregate up-front cash consideration of more than $275.0 million, which we funded with borrowings under our existing senior secured credit facilities, a portion of which we repaid with proceeds from the issuance of $125.0 million of senior secured notes in April 2013 and April 2015, and the proceeds of our common stock offering completed in September 2013.

Excluding our direct-to-consumer business, we currently serve more than 26,000 customer locations in our fifteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Sacramento, Vancouver, Edmonton and Toronto. By leveraging an experienced and sophisticated sales force of approximately 416 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 25 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our over 30-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Philadelphia, Boston, Napa Valley, Portland, Seattle, Chicago, Cincinnati, Vancouver and Toronto, create and set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 34,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 1,700 different suppliers. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 26,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than eight years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 400 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 97% in 2015, which we believe is among the highest rates in the foodservice distribution industry. With 25 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 34,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity since our initial public offering reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through our April 2015 acquisition of Del Monte, a supplier of high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products, our October 2014 acquisition of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor of imported and domestic products, our December 2013 acquisition of Allen Brothers, a leading processor and distributor of premium quality meats, our May 2013 acquisition of Qzina Specialty Foods North America Inc. (“Qzina”), a leading supplier of gourmet chocolate, dessert and pastry products, and our August 2012 acquisition of Michael’s, a specialty protein distributor which specializes in custom cut beef, seafood and other center-of-the-plate products.

Expand our Customer Base Within our Existing Markets. As of December 25, 2015, we served more than 26,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed seven acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities. During fiscal 2014 we implemented an “integration team” that is dedicated to onboarding new acquisitions as quickly and efficiently as possible. We expect the integration team to help streamline the acquisition process and anticipate that it will enable us to achieve expected benefits and synergies more quickly. Having a team dedicated to integration will help us make sure the people, processes and products we add through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 26,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 12% of total net sales for our 2015 fiscal year.

Additionally, as a result of our acquisition of Allen Brothers in December 2013, we have also begun to market certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

Set forth below is a breakdown of the primary geographic markets we serve and the year we entered each market:

MARKET NAME	GEOGRAPHIES SERVED	YEAR ENTERED
New York	Boston to Atlantic City	1985
Washington, D.C.	Philadelphia to Richmond	1999
Los Angeles	Santa Barbara to San Diego	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Miami	2010
Portland	Bend, OR to Seattle, WA	2011
Columbus	Midwest	2012
Cincinnati	Dayton, OH to Lexington, KY	2013
Chicago	Chicago	2013
Vancouver	Vancouver and Western Canada	2013
Edmonton	Edmonton and Calgary	2013
Toronto	Toronto	2013
Seattle	Seattle	2013
Sacramento	Sacramento	2015

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

Our Specialty Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 34,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The sales mix for the principal product categories for each of the 2015, 2014 and 2013 fiscal years is as follows (dollars in thousands):

	December 25, 2015		December 26, 2014		December 27, 2013

Center of Plate	$497,378	47%	$311,336	37%	$214,004	32%
Dry Goods	186,119	18%	169,933	20%	144,591	22%
Pastries and other Bakery Products	143,806	14%	140,865	17%	118,876	18%
Cheeses	88,589	8%	83,065	10%	76,400	11%
Dairy Products	67,530	6%	58,148	7%	47,545	7%
Oils and Vinegars	58,245	5%	56,859	7%	55,736	8%
Kitchen Supplies	17,329	2%	16,419	2%	16,393	2%
Total	$1,058,996	100%	$836,625	100%	$673,545	100%

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 400 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 67 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 1,700 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 25 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 25, 2015, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

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

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 25, 2015, we had 1,693 full-time employees, 125 of whom currently operate under a collective bargaining agreement. This collective bargaining agreement expires in August 2017. We had 149, or 8.8%, of our employees (including the 125 who operate under a collective bargaining agreement) are represented by unions. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE

Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	56	Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been a director on our board and our board chairman since our IPO, and he also served as a director and the chairman of the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. C. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. C. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing, strategy development, business development and operations.

John Pappas Vice Chairman and Director	52	John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. Mr. J. Pappas has been a director on our board since our IPO, and he also served as a director on the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has over 30 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. J. Pappas is also active in the development of our corporate strategy.

John Austin Chief Financial Officer & Assistant Corporate Secretary	54	John Austin is our chief financial officer and assistant corporate secretary, positions he has held since July 1, 2012. Prior to joining our company he was a founder and chief financial officer of The Hilb Group, LLC, a regional mid-market insurance brokerage firm formed in 2009 which focused primarily on property and casualty insurance and employee benefits services. Prior to joining The Hilb Group in 2009, Mr. Austin was employed by Performance Food Group Company (“PFG”), a Richmond, Virginia-based publicly-traded foodservice distributor, from 1995 to 2009. Mr. Austin served his last six years at PFG as that company’s chief financial officer. Prior to joining PFG, Mr. Austin spent four years as the assistant controller for General Medical Corporation, a Richmond, Virginia-based distributor of medical supplies. He also spent the first six years of his career in public accounting, primarily with the Richmond, Virginia office of Deloitte & Touche.

Alexandros Aldous General Counsel & Corporate Secretary	35	Alexandros Aldous is our general counsel, a position he has held since joining us in March 2011, and our corporate secretary, a position he has held since July 27, 2011. Prior to joining our company, he served as a legal consultant in London to Barclays Capital, the investment banking division of Barclays Bank PLC, from November 2009 to December 2010. Mr. Aldous also served as an attorney with Watson, Farley & Williams from August 2008 to September 2009, where he specialized in mergers and acquisitions and capital markets, and as an attorney with Shearman & Sterling LLP from October 2005 to August 2008, where he specialized in mergers and acquisitions. Mr. Aldous is a member of the Dean’s Council of American University’s School of International Service. Mr. Aldous received a Bachelor of Arts degree in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, Washington, D.C. and England and Wales and is authorized as house counsel in the State of Connecticut.

Frank O’Dowd Chief Information Officer	58	Frank O’Dowd is our chief information officer, a position he has held since February 15, 2007. Mr. O’Dowd has extensive experience managing information technology in rapidly growing organizations. Prior to joining our company, he was the chief information officer at GAF Materials Corporation, a North American roofing manufacturer, from June 1997 to April 2006, where he guided the company’s IT function as the organization grew from a regional supplier to a large multinational corporation. Mr. O’Dowd’s prior professional experience also includes experiences at Reed Elsevier, Newsweek Magazine and Wyeth Pharmaceuticals. Mr. O’Dowd holds a Bachelor of Arts degree from The University of Dayton and a Master of Arts degree from Stony Brook University.

Patricia Lecouras Chief Human Resources Officer	60	Patricia Lecouras is our chief human resources officer, a position she has held since March 5, 2007. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras’s professional experience is multidisciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

Item 1A.	RISK FACTORS

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

On April 6, 2015, we completed our acquisition of Del Monte. We can provide no assurance that (1) the anticipated benefits of the Del Monte transaction, including any cost savings and operational synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of the Del Monte business and operations into ours will not be greater than expected, (3) unanticipated costs, charges and expenses, including those related to the retention of the Del Monte labor force, will not result from the transaction, (4) there will not be disputes regarding whether we are obligated to pay the additional contingent consideration in connection with the transaction, (5) we will be able to retain key personnel, including John DeBenedetti, the former Chief Executive Officer and president of Del Monte, and (6) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these or other risks are realized, it could have a material adverse impact on our business, financial condition and results of operations.

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

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected cost savings and operational synergies more quickly, we implemented an integration team during fiscal 2014, which is dedicated to onboarding new acquisitions as quickly and efficiently as possible. We believe that having a team dedicated to integration will help make sure the people, processes and products we add through acquisitions are consistent with our historical business and will allow our management team to focus its attention on our day-to-day operations. If we are unable to fully implement the integration team in a timely manner or at all or it does not improve our integration process, the integration of acquisitions could continue to divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, although we enter into acquisition agreements with each company or business we acquire that contain customary representations, warranties, covenants and indemnities, there is no guarantee that we will recover all of our losses that may result from a breach of such agreements. For example, most acquisition agreements contain baskets or deductibles and caps and limitations on damages and on periods in which we may bring a claim. In addition, there can be no guarantee that we will be successful on the merits of any claim that we bring arising out of a breach of an acquisition agreement or that if we are successful on the merits in bringing a claim that the sellers of the businesses we acquire will be able to pay us for our losses. Moreover, the costs that we incur to investigate a potential matter may not be fully recoverable.Moreover, as a result of an acquisition, we may enter into a new business or market or offer products that differ from our core business. Any such new business or market or the sale and distribution of new products may present new challenges for us, and we may not be able to overcome such challenges. Additionally, we may seek to distribute a different set of products than the business that we acquire, which may cause a loss of customers of those businesses if we can no longer carry the products they desire or charge more for those products than was charged before we acquired the business.

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

We may also be subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of ours or our suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products and meat, poultry and seafood we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products or meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities and at the prices we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs or change the types of products they buy from us to products that are less profitable for us.

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

Our operations are subject to extensive regulation and oversight by the United States Department of Agriculture (USDA), the United States Food and Drug Administration (FDA), and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our protein items, are priced on a cost plus a dollar markup, which helps mitigate the negative impact of deflation. If our product mix changes, we may face increased risks of compression of our margins, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. For instance, we experienced increased margin compression in our protein category beginning in the third quarter of 2013 which continued throughout 2014. If this compression had continued, our operating profit margin and results of operations could have been materially and adversely impacted. To compensate for lower gross margins, we, in turn, would have to reduce the expenses that we incur to service our customers or our net income or operating margin may be negatively impacted. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 31% of our net sales in our 2015 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte, we now have significant operations in the San Francisco Bay area and Los Angeles, California. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area or San Francisco Bay or Los Angeles, California areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes and mudslides. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

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

We have a substantial amount of indebtedness. As of December 25, 2015, we had approximately $274.8 million of total indebtedness. In particular, we had approximately $4.7 million and $93.4 million of outstanding indebtedness under the Term Loan Facility and Revolving Credit Facility, respectively, and we had $125.0 million of senior secured notes (the Notes). In addition, at December 25, 2015, we owed $11.0 million under our NMTC Loan to build out our Bronx, New York distribution facility, and we also had $3.9 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software. Moreover, as part of the consideration we paid in connection with our acquisition of Del Monte, we issued to entities affiliated with Del Monte $36.75 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% per annum with a conversion price of $29.70 per share.

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

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our Revolving Credit Facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our Credit Facilities, the Note Purchase and Guarantee Agreement or (subject to certain limitations on the holders ability to accelerate the obligations) our convertible subordinated notes issued in connection with the Del Monte acquisition, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, or in the case of the convertible subordinated notes, convert the notes to common stock resulting in the holders of those notes and their affiliates becoming one of our largest stockholders, and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

The agreements governing the Credit Facilities and the Notes require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the Credit Facilities or the Notes. In the event of events of default, the lenders under the Credit Facilities or the holders of the Notes could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

Our operations are highly dependent upon our experienced and sophisticated sales professionals and, in our protein unit, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation (which we believe is increased as a result of our expansion in California resulting from the Del Monte acquisition) at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 25, 2015, we had 1,693 full-time and part-time employees, 149 of whom (approximately 8.8%) are represented by unions. Of the 149 employees represented by unions, 125 are operating under a collective bargaining agreement. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces. Two labor unions have been certified to represent bargaining units at our New York and Maryland facilities, and we have entered into a collective bargaining agreement with our union employees in New York. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, as a distributor and repackager of specialty food products and meat, poultry and seafood products, we are subject to increasing governmental scrutiny of and public awareness regarding food safety and the manufacture, sale, packaging, storage and marketing of natural, organic and other food products. Compliance with these laws may impose a significant burden upon our operations. If we were to distribute foods that are or are perceived to be contaminated, or otherwise not in compliance with applicable laws, any resulting product recalls could have a material adverse effect on our business, financial condition or results of operations. In January 2011, President Obama signed into law the FDA Food Safety Modernization Act, which greatly expands the FDA’s authority over food safety, including giving the FDA power to order the recall of unsafe foods, increase inspections at food processing facilities, issue regulations regarding the sanitary transportation of food, enhance tracking and tracing requirements and order the detention of food that it has reason to believe is adulterated or misbranded, among other provisions. The FDA has taken a number of steps to implement the law, including, among others, the issuance of final regulations on preventive controls, produce safety, and foreign supplier verification programs to strengthen the oversight of imported foods. These actions have resulted in increased compliance costs that are likely to continue. We cannot assure investors in our common stock that these actions will not adversely impact us or others in our industry further, including suppliers of the products we sell, many of whom are small-scale producers who may be unable or unwilling to bear the expected increases in costs of compliance and as a result cease operations or seek to pass along these costs to us.

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

As of February 26, 2016, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 22.4% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 20.4% of our outstanding shares of common stock as of March 1, 2016. Additionally, upon the closing of our acquisition of Del Monte on April 6, 2015, the shareholders of Del Monte received approximately 1.1 million shares of our common stock, or 4.2% of our outstanding common stock as of March 1, 2016, as well as $36.75 million in convertible subordinated notes, which notes may be converted into shares of our common stock by such holders at any time at a per share price of $29.70. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of February 26, 2016:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
American Canyon, California	Leased	Processing Facility/Distribution Center	24,000
Brisbane, California	Leased	Processing Facility/Distribution Center	51,000
Bronx, New York	Leased	Distribution Center	234,200
Columbus, Ohio	Leased	Processing Facility/Distribution Center	60,000
Cincinnati, Ohio	Owned	Distribution Center	66,500
Chicago, Illinois	Owned	Processing Facility	18,100
Chicago, Illinois	Leased	Processing Facility/Distribution Center	108,500
Hanover, Maryland	Leased	Distribution Center	55,200
Marina, California	Leased	Processing Facility/Distribution Center	20,000
Miami, Florida	Leased	Distribution Center	27,000
Oakland, California	Leased	Processing Facility/Distribution Center	10,000
Pompano Beach, Florida	Leased	Distribution Center	24,200
Los Angeles, California	Leased	Distribution Center	80,000
Downey, California	Leased	Distribution Center	40,300
Hayward, California	Leased	Distribution Center	40,000
Burlingame, California	Leased	Distribution Center	9,600
San Francisco, California (1)	Leased	Processing Facility/Distribution Center	117,500
San Francisco, California (2)	Leased	Processing Facility/Distribution Center	25,000
Las Vegas, Nevada	Leased	Distribution Center	80,000
Portland, Oregon	Leased	Distribution Center	46,500
Tempe, Arizona	Leased	Distribution Center	14,500
Seattle, Washington	Leased	Distribution Center	10,500
West Sacremento, California (1)	Leased	Processing Facility/Distribution Center	45,000
West Sacremento, California (2)	Leased	Maintenance Building	12,000
Richmond, BC, Canada	Leased	Distribution Center	15,600
Toronto, ON, Canada	Leased	Distribution Center	25,500
Edmonton, AB, Canada	Leased	Distribution Center	11.500
Total Square Feet			1,292,200

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

	Common Stock Price
	High	Low
Fiscal Year Ended December 25, 2015
First Quarter	$24.09	$19.57
Second Quarter	$22.84	$18.07
Third Quarter	$21.61	$13.39
Fourth Quarter	$20.61	$12.55

Fiscal Year Ended December 26, 2014
First Quarter	$29.99	$19.78
Second Quarter	$21.66	$17.24
Third Quarter	$20.04	$16.09
Fourth Quarter	$22.44	$14.80

On March 3, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $18.61 per share. As of February 10, 2016, there were 57 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities and the agreement governing our senior secured notes without the consent of the lenders or noteholders, respectively, thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 28, 2011 (the first day our stock began trading on the NASDAQ Stock Market) through December 25, 2015 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on July 28, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 3 YEAR 5 MONTH CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

ASSUMES $100 INVESTED ON JULY 28, 2011

	July 28, 2011	December 30, 2011	December 28, 2012	December 27, 2013	December 26, 2014	December 25, 2015

The Chefs’ Warehouse, Inc.	$100.00	$102.06	$88.00	$166.51	$125.89	$95.31
NASDAQ Composite Index	$100.00	$102.13	$103.71	$166.33	$206.01	$242.38
S&P Smallcap Food Distributor Index	$100.00	$96.43	$110.30	$199.90	$200.97	$132.23

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 26, 2015 to October 23, 2015	810	$13.86	—	—
October 24, 2015 to November 20, 2015	—	—	—	—
November 21, 2015 to December 25, 2015	1,157	18.06	—	—
Total	1,967	$16.33	—	—

(1)	During the thirteen weeks ended December 25, 2015, we withheld 1,967 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 25, 2015 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2011 contained a 53rd week while all other years presented contained 52 weeks.

Acquisitions Affecting Comparability of Operating Results (amounts are presented in thousands)

The Company has made several acquisitions throughout the five-year period ended December 25, 2015. For acquisitions affecting the comparability of most recent three fiscal years, refer to the “Recent Acquisitions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods are described below.

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

On November 7, 2011, we purchased substantially all the assets of Provvista, including Provvista’s customer list, inventory and certain intellectual property. Provvista is a leading specialty foods importer and wholesale distributor located in Portland, Oregon, which services the Portland, Oregon and Seattle, Washington metropolitan areas. The purchase price paid to Provvista was approximately $8,800. We financed the purchase price with borrowings under our credit facilities that we entered into in connection with our initial public offering (“IPO”).

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

Consolidated Statement of Operations Data:
(Amounts presented in thousands, except for per share amounts)

	FOR THE FISCAL YEARS ENDED
Statement of Operations Data:	December 25, 2015	December 26, 2014	December 27, 2013	December 28, 2012	December 30, 2011
Net sales	$1,058,996	$836,625	$673,545	$480,292	$400,632
Cost of sales	789,462	630,573	501,181	355,288	294,698

Gross profit	269,534	206,052	172,364	125,004	105,934
Operating expenses	229,134	173,042	135,783	96,237	78,138

Operating income	40,400	33,010	36,581	28,767	27,796
Interest expense, net	12,984	8,167	7,775	3,674	14,570
Gain on interest rate swap	—	—	—	—	(81)
(Gain) loss on sale of assets	(295)	(5)	8	18	6

Income before income taxes	27,711	24,848	28,798	25,075	13,301
Provision for income taxes	11,502	10,633	11,808	10,564	5,603

Net income	$16,209	$14,215	$16,990	$14,511	$7,698

Basic net income per share	$0.63	$0.58	$0.78	$0.70	$0.44
Diluted net income per share	$0.63	$0.57	$0.77	$0.69	$0.43
Weighted average common shares outstanding:
Basic	25,532	24,638	21,767	20,612	17,591
Diluted	26,509	24,845	21,995	20,926	18,032

Balance Sheet Data (at end of period)
Cash and cash equivalents	$2,454	$3,328	$20,014	$118	$2,033
Working capital	$130,627	$111,947	$117,504	$57,802	$29,769
Total assets	$586,218	$376,193	$354,758	$210,134	$107,878
Long-term debt, net of current portion	$268,508	$135,800	$140,847	$119,352	$39,590
Total liabilities	$398,254	$229,399	$222,693	$170,852	$84,308
Total stockholders’ equity	$187,964	$146,794	$132,065	$39,282	$23,570

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands except per share amounts.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 34,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 26,000 customer locations, primarily located in our 15 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013 and Del Monte in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $400,632 in fiscal 2011 to $1,058,996 in fiscal 2015.

Recent Acquisitions

On April 6, 2015, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, “Del Monte”) for an initial purchase price of approximately $185,332, including the initial net working capital adjustment. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•	$123,893 in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share); and

•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

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

On October 24, 2014, we acquired substantially all the assets of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor based in Beltsville, Maryland. Founded in 1999, Euro Gourmet was a supplier of imported and domestic products. Euro Gourmet supplied more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines along the mid-Atlantic United States. The total purchase price for Euro Gourmet was approximately $2,063 at closing and was funded with cash from operations.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1 million square feet in 25 distribution facilities at December 25, 2015. From the second half of fiscal 2013 through the end of fiscal 2015, we have invested significantly in acquisitions, infrastructure and management.

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

Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our protein items, are priced on a cost plus a dollar markup, which helps mitigate the negative impact of deflation.

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

•	Net sales growth. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impacts our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and deflation may cause the dollar value of our sales to fall despite our unit sales remaining constant or growing.

•	Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

Key Financial Definitions

•	Net sales. Net sales consist primarily of sales of specialty products, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include sales by our Allen Brothers subsidiary that are direct to consumers.

•	Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry that include all costs related to their distribution network in their costs of sales rather than as operating expenses.

•	Operating expenses. Our operating expenses include warehousing, processing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing, processing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses and share-based compensation expense).

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the write off of deferred financing fees.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining our reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, and (vi) accounting for income taxes and (vii) contingent earn-out liabilities. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $124,139 and $96,896, net of the allowance for doubtful accounts of $5,803 and $4,675, as of December 25, 2015 and December 26, 2014, respectively.

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

As of December 25, 2015, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. Total goodwill as of December 25, 2015 and December 26, 2014 was $155,816 and $78,508, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2015 or 2014 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 25, 2015 and December 26, 2014 were $132,211 and $50,485, respectively.

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

Contingent Earn-out Liabilities

We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Operations. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios, including the use of Monte Carlo simulations, and weight the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

Recent Accounting Pronouncements

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred income tax assets and liabilities. Current GAAP requires an entity to separate deferred income tax assets and liabilities into current and non-current classifications. This guidance requires that all deferred tax liabilities be classified as non-current. This guidance is effective for fiscal years beginning after December 15, 2016 and may be applied on a prospective or retrospective basis. Early adoption is permitted as of the beginning of an interim or annual reporting period. We expect to adopt this guidance when effective and adoption is not expected to have a material effect on our financial statements.

In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of sales:

	FISCAL YEAR ENDED
	December 25, 2015	December 26, 2014	December 27, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.6%	75.4%	74.4%
Gross profit	25.4%	24.6%	25.6%
Operating expenses	21.6%	20.7%	20.2%
Operating income	3.8%	3.9%	5.4%
Other expense (income):
Other expense	1.2%	0.9%	1.1%
Income before income taxes	2.6%	3.0%	4.3%
Provision for income taxes	1.1%	1.3%	1.8%
Net income	1.5%	1.7%	2.5%

Fiscal Year Ended December 25, 2015 compared to Fiscal Year Ended December 26, 2014

Net Sales

Net sales for the fifty-two weeks ended December 25, 2015 increased approximately 26.6% to $1,058,996 from $836,625 for the fifty-two weeks ended December 26, 2014. The increase in net sales was primarily the result of the acquisition of Del Monte, as well as organic sales growth. Acquisitions contributed approximately $174,679, or 20.9%, to net sales growth for the year. Organic growth contributed the remaining approximately $47,692, or 5.7%, of total net sales growth. Internally calculated inflation was approximately 3.0% for the year ended December 25, 2015, driven largely by certain protein and chocolate categories offset in part by deflation in the cheese, dairy and seafood categories. Internally calculated inflation for fiscal 2014 was approximately 5.9%.

Gross Profit

Gross profit increased approximately 30.8% to $269,534 for the fifty-two weeks ended December 25, 2015 from $206,052 for the fifty-two weeks ended December 26, 2014 primarily due to increased sales volumes. Gross profit margin increased approximately 82 basis points to 25.4% in fiscal 2015 from 24.6% in the year earlier period. This increase in gross profit margin was due primarily to increased profit margins in our core specialty business and improved operating performance in our Allen Brothers subsidiary, which experienced significant cost pressure in 2014.

Operating Expenses

Total operating expenses increased by approximately 32.4% to $229,134 for the fifty-two weeks ended December 25, 2015 from $173,042 for the fifty-two weeks ended December 26, 2014 primarily due to increased sales volumes. As a percentage of net sales, operating expenses increased 96 basis points to 21.6% for fiscal 2015 from 20.7% for fiscal 2014. The increase in our operating expense ratio is primarily attributable to $4,210 of amortization expense and $653 of non-cash accretion of contingent consideration related to the acquisition of Del Monte. Additionally, fiscal 2014 included a $1,500 gain related to a settlement with the former owners of Michael’s and the reversal of earn-out liabilities of $1,904 for our Queensgate and Allen Brothers acquisitions as the performance metrics applicable to these earnouts were not achieved.

Operating Income

Operating income increased approximately 22.4% to $40,400 for the fifty-two weeks ended December 25, 2015 compared to $33,010 for the fifty-two weeks ended December 26, 2014. As a percentage of net sales, operating income was 3.8% in fiscal 2015 compared to 3.9% in fiscal 2014. The increase in operating income was primarily due to the increase in sales volume and gross profit margin, partially offset by the higher operating expenses as discussed above.

Other Expense

Total other expense increased $4,527 to $12,689 for the year ended December 25, 2015, from $8,162 for the year ended December 26, 2014. This increase can be attributed to increased interest expense due to higher levels of debt related to the financing of our acquisitions, offset in part by a $349 gain on the sale of one of our owned properties.

Provision for Income Taxes

Our effective income tax rate was 41.5% and 42.8% for the years ended December 25, 2015 and December 26, 2014, respectively. The decrease in effective tax rate from fiscal 2014 to fiscal 2015 is due primarily to the negative impact from a New York state tax audit for the years 2010 through 2012, which was reflected in fiscal 2014. Adjusted for the impact of the audit, our effective tax rate for fiscal 2014 was approximately 40.7%.

Net Income

Reflecting the factors described in more detail above, net income increased $1,994 to $16,209 for the fiscal year ended December 25, 2015, compared to $14,215 for the fiscal year ended December 26, 2014.

Fiscal Year Ended December 26, 2014 compared to Fiscal Year Ended December 27, 2013

Net Sales

Net sales for the fifty-two weeks ended December 26, 2014 increased approximately 24.2% to $836,625 from $673,545 for the fifty-two weeks ended December 27, 2013. The increase in net sales was the result of organic sales growth (9.5%) and the acquisitions of Allen Brothers (11.4%) and the acquisitions of Qzina and Euro Gourmet (3.3%). These acquisitions accounted for approximately $98,969 of our net sales growth in fiscal 2014. Severe weather in the Northeast and Midwest during the month of December 2013 negatively impacted net sales during 2013 by approximately $4,000. The severe weather continued to affect the Midwest and Northeast into the first quarter of fiscal 2014 and negatively impacted our business in those markets. The severe weather impact was estimated by comparing the sales on weekends that included severe weather events in our core markets to normalized weekend sales for that time period. Internally calculated inflation for fiscal 2014 was approximately 5.9%.

Gross Profit

Gross profit increased approximately 19.5% to $206,052 for the fifty-two weeks ended December 26, 2014 from $172,364 for the fifty-two weeks ended December 27, 2013 primarily due to increased sales volumes. Gross profit margin decreased approximately 96 basis points to 24.6% in fiscal 2014 from 25.6% in the year earlier period. The decrease was due in large part to the shift in product mix toward more proteins, as well as the performance of Allen Brothers. Gross profit margin in fiscal 2014 was also negatively impacted by inflation, most significantly in the dairy category, a portion of which we were unable to pass through to customers.

Operating Expenses

Total operating expenses increased by approximately 27.4% to $173,042 for the 52 weeks ended December 26, 2014 from $135,783 for the fifty-two weeks ended December 27, 2013 primarily due to increased sales volumes. As a percentage of net sales, operating expenses increased fifty-two basis points to 20.7% for fiscal 2014 from 20.2% for fiscal 2013. The increase in our operating expense ratio is primarily attributable to higher net shipping costs and catalog promotion costs related to our Allen Brothers subsidiary and increased investments in information technology initiatives offset in part by the recovery of approximately $1,500 related to a settlement with the former owners of Michael’s associated with certain inventory issues we experienced at Michael’s and the reversal of earnout liabilities of $1,904 for our Queensgate and Allen Brothers acquisitions as the performance metrics applicable to these earnouts were not achieved for fiscal 2014.

Operating Income

Operating income decreased approximately 9.8% to $33,010 for the fifty-two weeks ended December 26, 2014 compared to $36,581 for the fifty-two weeks ended December 27, 2013. As a percentage of net sales, operating income was 3.9% in fiscal 2014 compared to 5.4% in fiscal 2013. The decrease in operating income was primarily due to the increase in operating expenses offset in part by the increased sales volume as discussed above.

Other Expense

Total other expense increased $379 to $8,162 for the year ended December 26, 2014, from $7,783 for the year ended December 27, 2013. This increase in total other expense is primarily attributable to the $392 increase in interest expense, which was higher in fiscal 2014 due to the increased debt levels to fund our acquisitions, as well as the higher interest rate on our $100,000 of senior secured notes.

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

Net Income

Reflecting the factors described in more detail above, net income decreased $2,775 to $14,215 for the fiscal year ended December 26, 2014, compared to $16,990 for the fiscal year ended December 27, 2013.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.

Senior Secured Credit Facilities

On April 25, 2012, the Company and certain of its subsidiaries entered into a senior secured credit facility (the “Credit Agreement”) with the a group of lenders with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent. Subsequent to that date, the Credit Agreement has been amended and restated (the “Amended and Restated Credit Agreement”) to meet the changing requirements of the Company.

The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”). Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio (as defined therein). A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, we are required to make quarterly principal payments of $1,500 on the Term Loans on June 30, September 30, December 31 and March 31, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of December 25, 2015, we had $40,673 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Currently borrowings under the Amended and Restated Credit Agreement bear interest according to a pricing grid based upon our Total Leverage Ratio. As of December 25, 2015 our interest rate was 3.8%.

The Amended and Restated Credit Agreement has covenants for Total Leverage Ratio, Senior Leverage Ratio and Fixed Charge Ratio. As of December 25, 2015, the Company was in compliance with all debt covenants under the Amended and Restated Credit Agreement, as amended.

New Markets Tax Credit Loan

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHPs expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHPs leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

Under the NMTC Loan, DHP is obligated to pay (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. We may prepay the NMTC Loan, in whole or in part, in $100 increments.

As of December 25, 2015, DHP was in compliance with all debt covenants under the NMTC Loan.

Senior Secured Notes

On April 17, 2013, the Company and certain of its subsidiaries issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the certain subsidiaries of the Company. The Notes, which rank pari passu with the Company’s obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) between the Company and Prudential. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility.

The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023. Moreover, the Company may prepay the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020 to help fund the acquisition of Del Monte. The notes, which rank pari passu with the Company’s obligations under the Credit Facilities, were issued to Prudential pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015. In connection with the issuance of these notes, we entered into an amendment to our Amended and Restated Credit Agreement to permit the issuance of the notes.

On July 1, 2015, the Company entered into an amendment to the Note Purchase and Guarantee Agreement to permit an increase in the applicable rate of the Notes by 0.25% during the period of the Financial Covenants Adjustment.

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are substantially the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended. As of December 25, 2015, the Company was in compliance with all debt covenants under the Notes and the Note Purchase and Guarantee Agreement, as amended.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.

Liquidity

Our capital expenditures, excluding cash paid for acquisitions, were approximately $21,656 for fiscal 2015. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2016 will be approximately $14,000. The significant decrease in projected capital expenditures in fiscal 2016 as compared to fiscal 2015 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

Cash Flows

Net cash provided by operations was $37,727 for fiscal 2015, an increase of $27,930 from the $9,797 provided by operations for fiscal 2014. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income and a decrease in cash used in working capital and other operating assets and liabilities. During fiscal 2015 net income increased by $1,994 and, embedded within the net income increase, non-cash charges increased by $13,223, representing an overall increase of cash provided through net income of $15,217. The primary cause for this increase is the organic growth of the Company as well as the cash generating impacts of the Del Monte acquisition, and to a lesser extent the Euro Gourmet acquisition. Offsetting these positive impacts were increased corporate costs, including higher interest and income tax payments. The decrease in cash used for working capital was due to decreases in cash used for accounts receivable of $10,277 and inventory of $4,700, an increase in cash provided from accounts payable of $4,607, offset by a decrease in cash provided by prepaids and other assets of $4,759. These improvements in working capital were due to a concerted effort by management to better control this area during these periods of high growth.

Net cash provided by operations was $9,797 for fiscal 2014, a decrease of $841 from the $10,638 provided by operations for fiscal 2013. The primary reasons for the decrease in net cash provided by operations were decreased net income of $2,775 and a decrease in cash used in working capital and other operating assets and liabilities of $2,014. The decrease in net income was primarily due to higher operating expenses and lower gross profit margin rates that more than offset the positive impacts of cash provided by sales growth. The decrease in cash used in working capital was due to increases in accounts payable and accrued liabilities of $11,956 and decreases in prepaid expenses and other assets of $15,281 and was partially offset by cash used for accounts receivable of $15,449 and inventory increase of $11,204.

Net cash used in investing activities was $129,300 for fiscal 2015, an increase of $105,627 from the net cash used in investing activities of $23,673 for fiscal 2014. The increase in net cash used was primarily due to increased cash paid for acquisitions, net of cash received of $124,315, the result of the Del Monte acquisition, which was partially offset by reduced capital expenditures of $2,550, the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities, and an increase in proceeds from asset disposals of $16,138, the result of the sale-leaseback of our Las Vegas, NV distribution facility and the sale of one other facility.

Net cash used in investing activities was $23,673 for fiscal 2014, a decrease of $66,026 from the net cash used in investing activities of $89,699 for fiscal 2013. The decrease in net cash used was primarily due to decreased cash paid for acquisitions, net of cash received of $78,479, which was partially offset by increased capital expenditures of $12,502.

Net cash provided from financing activities was $91,046 in fiscal 2015, an increase of $93,744 from the $2,698 used in financing activities in fiscal 2014. This increase primarily resulted from the receipt of proceeds from our senior notes of $25,000 and the drawdown of $93,382 from of revolving credit facility to pay for the Del Monte acquisition. These proceeds were partially offset by increases in debt payments of $16,839 and use of restricted cash in fiscal 2014 of $5,578.

Net cash used in financing activities was $2,698 in fiscal 2014, a decrease of $101,425 from the $98,727 provided by financing activities in fiscal 2013. This decrease primarily resulted from the receipt of proceeds from our offering of common stock and the private placement of our senior secured notes offset by payment of our Revolving Credit Facility in fiscal 2013.

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 25, 2015.

	PAYMENTS DUE BY PERIOD (1)
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	4-5 YEARS	THEREAFTER
	(In thousands)

Inventory purchase commitments	$24,791	$24,791	$—	$—	$—
Indebtedness	$310,847	$14,130	$166,884	$35,806	$94,027
Capital lease obligations and software financing	$3,941	$1,589	$2,352	$—	$—
Pension exit liabilities	$4,202	$289	$578	$578	$2,757
Long-term operating leases	$124,891	$16,888	$30,608	$22,457	$54,938

Total	$468,672	$57,687	$200,422	$58,841	$151,722

(1)	Interest on our various outstanding debt instruments is included in the above table, except for the revolving credit facility and term loan portion of our senior secured credit facilities, which has a variable interest rate. At December 25, 2015, we had borrowings of $4.7 million under our Term Loan Facility and $93.4 million under the Revolving Credit Facility. During the fiscal year ended December 25, 2015, the interest rate on our Term Loan Facility was between 3.4% and 3.7% and the interest rate on our Revolving Credit Facility was between 3.4% to 5.8%. During the year ended December 25, 2015, we incurred interest expense of $4,007, under both of these facilities. See Note 10 “Debt Obligations” to our consolidated financial statements for further information.

A portion of the indebtedness obligations shown in the above table reflects the expiration of our Credit Facilities, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

One of the Company’s subsidiaries, Dairyland USA Corporation, subleases office space in one of its former distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,580 at December 25, 2015. By agreement dated July 1, 2005, the lender conditionally released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. The Company believes that it and its subsidiaries were in full compliance with that requirement during fiscal 2015. In addition, during the first half of 2016, the Company plans to exit the office space sublease and TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

We had outstanding letters of credit of approximately $5,945 and $4,845 at December 25, 2015 and December 26, 2014, respectively.

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

Off-Balance Sheet Arrangements

As of December 25, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 25, 2015, we had an aggregate $98.1 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $3.8 million under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $596 per annum, holding other variables constant.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Chefs’ Warehouse, Inc.
Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 25, 2015 and December 26, 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chefs’ Warehouse, Inc. at December 25, 2015 and December 26, 2014, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chefs’ Warehouse, Inc.’s internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 4, 2016

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 25, 2015	December 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,454	$3,328
Accounts receivable, net of allowance of $5,803 in 2015 and $4,675 in 2014	124,139	96,896
Inventories, net	92,758	75,528
Deferred taxes, net	5,256	3,500
Prepaid expenses and other current assets	9,164	9,755
Total current assets	233,771	189,007

Equipment and leasehold improvements, net	54,283	47,938
Software costs, net	4,511	5,358
Goodwill	155,816	78,508
Intangible assets, net	132,211	50,485
Other assets	5,626	4,897
Total assets	$586,218	$376,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,888	$43,157
Accrued liabilities	24,258	19,522
Accrued compensation	7,732	6,645
Current portion of long-term debt	6,266	7,736
Total current liabilities	103,144	77,060

Long-term debt, net of current portion	268,508	135,800
Deferred taxes, net	9,316	8,067
Other liabilities and deferred credits	17,286	8,472
Total liabilities	398,254	229,399

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 25, 2015 and December 26, 2014	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 26,290,675 and 25,031,267 shares issued and outstanding at December 25, 2015 and December 26, 2014, respectively	263	250
Additional paid in capital	125,170	97,966
Accumulated other comprehensive loss	(2,949)	(693)
Retained earnings	65,480	49,271
Total stockholders’ equity	187,964	146,794
Total liabilities and stockholders’ equity	$586,218	$376,193

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	December 25, 2015	Fiscal Years Ended December 26, 2014	December 27, 2013

Net sales	$1,058,996	$836,625	$673,545
Cost of sales	789,462	630,573	501,181
Gross profit	269,534	206,052	172,364
Operating expenses	229,134	173,042	135,783
Operating income	40,400	33,010	36,581
Interest expense	12,984	8,167	7,775
(Gain) loss on sale of assets	(295)	(5)	8
Income before income taxes	27,711	24,848	28,798
Provision for income taxes	11,502	10,633	11,808
Net income	$16,209	$14,215	$16,990
Other comprehensive income:
Foreign currency translation adjustments	(2,256)	(479)	(214)
Comprehensive income	$13,953	$13,736	$16,776

Net income per share:
Basic	$0.63	$0.58	$0.78
Diluted	$0.63	$0.57	$0.77

Weighted average common shares outstanding:
Basic	25,532,172	24,638,135	21,766,743
Diluted	26,508,994	24,844,565	21,995,042

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 25, 2015, December 26, 2014 and December 27, 2013
(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 28, 2012	20,988,073	$210	$21,005	$—	$18,066	$39,281
Net income	—	—	—	—	16,990	16,990
Proceeds from secondary offering	3,800,000	38	74,999	—	—	75,037
Stock compensation	258,348	2	1,208	—	—	1,210
Excess tax benefits on stock compensation	—	—	30	—	—	30
Cumulative translation adjustment	—	—	—	(214)	—	(214)
Shares surrendered to pay withholding taxes	(14,205)	—	(269)	—	—	(269)
Balance December 27, 2013	25,032,216	$250	$96,973	$(214)	$35,056	$132,065
Net income	—	—	—	—	14,215	14,215
Stock compensation	21,008	—	1,374	—	—	1,374
Excess tax benefits on stock compensation	—	—	110	—	—	110
Cumulative translation adjustment	—	—	—	(479)	—	(479)
Shares surrendered to pay withholding taxes	(21,957)	—	(491)	—	—	(491)
Balance December 26, 2014	25,031,267	$250	$97,966	$(693)	$49,271	$146,794
Net income	—	—	—	—	16,209	16,209
Stock compensation	196,950	2	3,537	—	—	3,539
Shares issued for Del Monte acquisition	1,113,636	11	24,678	—	—	24,689
Excess tax benefits on stock compensation	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(2,256)	—	(2,256)
Shares surrendered to pay withholding taxes	(51,178)	—	(1,092)	—	—	(1,092)
Balance December 25, 2015	26,290,675	$263	$125,170	$(2,949)	$65,480	$187,964

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 25, 2015, December 26, 2014, and December 27, 2013
(Amounts in thousands)

	December 25, 2015	December 26, 2014	December 27, 2013
Cash flows from operating activities:
Net income	$16,209	$14,215	$16,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,960	3,113	2,521
Amortization of intangible assets	9,453	5,130	4,796
Provision for allowance for doubtful accounts	2,909	1,195	924
Deferred rent	850	(105)	331
Deferred taxes	(809)	173	970
Amortization of deferred financing fees	1,228	876	647
Stock compensation	3,539	1,374	1,210
Change in fair value of earn-outs	558	(1,581)	(1,157)
(Gain) loss on asset disposal	(295)	(5)	8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,055)	(21,332)	(5,883)
Inventories	(6,109)	(10,809)	395
Prepaid expenses and other current assets	1,314	6,074	(9,207)
Accounts payable and accrued liabilities	15,351	10,744	(1,212)
Other liabilities	(471)	1,830	(199)
Other assets	(905)	(1,095)	(496)
Net cash provided by operating activities	37,727	9,797	10,638

Cash flows from investing activities:
Capital expenditures	(21,656)	(24,206)	(11,704)
Cash paid for acquisitions, net of cash received	(123,831)	484	(77,995)
Proceeds from asset disposals	16,187	49	—
Net cash used in investing activities	(129,300)	(23,673)	(89,699)

Cash flows from financing activities:
Change in restricted cash	—	5,578	5,430
Proceeds of secondary offering	—	—	75,037
Proceeds from senior secured notes	25,000	—	100,000
Payment of debt and capital lease obligations	(23,893)	(7,054)	(5,271)
Borrowing under revolving credit line	209,982	19,100	70,800
Payments under revolving credit line	(116,600)	(19,100)	(145,800)
Payment of deferred financing fees	(1,012)	(841)	(1,230)
Cash paid for contingent earn-out obligation	(1,420)	—	—
Surrender of shares to pay withholding taxes	(1,092)	(491)	(269)
Excess tax benefits on stock compensation	81	110	30
Net cash provided by/(used in) financing activities	91,046	(2,698)	98,727

Effect of foreign currency on cash and cash equivalents	(347)	(112)	230
Net change in cash and cash equivalents	(874)	(16,686)	19,896
Cash and cash equivalents at beginning of year	3,328	20,014	118
Cash and cash equivalents at end of year	$2,454	$3,328	$20,014

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one reportable segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, self-insurance reserves for group medical insurance, workers’ compensation insurance, and automobile liability insurance, future cash flows associated with impairment testing for intangible assets (including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation, contingent earn-out obligations and tax reserves. Actual results could differ from estimates.

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

Operating Expenses

Operating expenses include the costs of facilities, product shipping and handling costs, warehousing costs, protein processing costs, selling and general administrative activities. Shipping and handling costs included in operating expenses were $54,172, $47,321 and $36,490 for fiscal 2015, 2014 and 2013, respectively. Protein processing costs included in operating expenses were $14,626, $6,829 and $2,730 for fiscal 2015, 2014 and 2013, respectively.

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

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case. For the years ended December 25, 2015, December 26, 2014, and December 27, 2013, the recorded purchase incentives totaled approximately $11,109, $8,175, and $6,653, respectively.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $4,511 at December 25, 2015 and $5,358 at December 26, 2014.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of long-lived assets in fiscal 2015, 2014 or 2013.

Debt Issuance Costs

Certain costs associated with the issuance of debt instruments are capitalized and included in non-current assets in the consolidated balance sheets. The Company had unamortized debt issuance costs of $2,537 and $2,751 as of December 25, 2015 and December 26, 2014, respectively. These costs are amortized over the terms of the related debt instruments by effective interest rate method. Amortization of debt issuance costs was $1,228 for the fiscal year ended December 25, 2015, $876 for the fiscal year ended December 26, 2014, and $647 for the fiscal year ended December 27, 2013.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2015, 2014 or 2013 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” Impairment testing for goodwill is performed at least annually and more frequently if indicators of impairment exist. In fiscal 2014 and prior, the Company had only one reporting unit and used a market capitalization approach to evaluate goodwill for potential impairment. Beginning in fiscal 2015, impairment testing for goodwill uses a two-step approach, which is performed at the reporting unit level, as the Company has identified two reporting units – Protein and Specialty. Step one compares the fair value of the reporting unit with its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the entity less the fair value of the entity’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment. There have been no events or changes in circumstances during fiscal 2015, 2014 or 2013 indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $858, $717 and $449, respectively, for fiscal 2015, 2014 and 2013.

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

Contingent Earn-out Liabilities

The Compay accounts for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measures the liability at each balance sheet date by recording changes in the fair value through the Consolidated Statements of Operations. The Company determines the fair value of contingent consideration based on future operating projections under various potential scenarios and weigh the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

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

Assets and Liabilities Measured at Fair Value

The Company accounts for contingent earn-out obligations at fair value. The value of these liabilities are estimated using Level 3 inputs.

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Net income per share:
Basic	$0.63	$0.58	$0.78
Diluted	$0.63	$0.57	$0.77
Weighted average common shares:
Basic	25,532,172	24,638,135	21,766,743
Diluted	26,508,994	24,844,565	21,995,042

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 25, 2015	December 26, 2014	December 27, 2013
Numerator:
Net income	$16,209	$14,215	$16,990
Add effect of dilutive securities
Interest on convertible notes, net of tax	403	—	—
Adjusted net income	$16,612	$14,215	$16,990
Denominator:
Weighted average basic common shares outstanding	25,532,172	24,638,135	21,766,743
Dilutive effect of unvested common shares	79,385	206,430	228,299
Dilutive effect of convertible notes	897,437	—	—
Weighted average diluted common shares outstanding	26,508,994	24,844,565	21,995,042

We had unvested common shares of 34,526, 8,903 and 20,944 that were anti-dilutive at December 25, 2015, December 26, 2014, and December 27, 2013, respectively.

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

Assets and Liabilities Measured at Fair Value

As of December 25, 2015 the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Allen Brothers and Del Monte acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $4,344 and $13,792 at December 25, 2015, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Euro Gourmet	Allen Brothers	Queensgate	Del Monte	Total
Balance December 27, 2013	$—	$6,322	$960	$—	$7,282
Opening liability	238	—	—	—	238
Payments	—	—	—	—	—
Changes in fair value	5	(626)	(960)	—	(1,581)
Balance December 26, 2014	243	5,696	—	—	5,939
Opening liability	—	—	—	13,139	13,139
Payments	—	(1,500)	—	—	(1,500)
Changes in fair value	(243)	148	—	653	558
Balance December 25, 2015	$—	$4,344	$—	$13,792	18,136

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of December 25, 2015 and December 26, 2014, as these instruments had variable interest rates that reflected current market rates available to the Company. The carrying amount of the Company’s senior secured notes at December 25, 2015 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates available to the Company for similar instruments. The fair value of these debt instruments were estimated using Level 3 inputs.

The following tables presents the carrying value and fair value of the Company’s convertible subordinated notes (more fully described in Note 9). In estimating the fair value of these convertible secured notes, the Company utilized Level 3 inputs including, prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate.

	December 25, 2015		December 26, 2014

	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible Secured Notes	$36,750	$34,300	$—	$—

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

Del Monte

On April 6, 2015, the Company acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively “Del Monte”). Del Monte supplies high quality USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The aggregate purchase price paid by the Company at closing was approximately $185,332, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $123,893 was paid in cash through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $13,792 at December 25, 2015. The Company expensed $1,546 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the fiscal year ended December 25, 2015. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Customer lists are expected to be amortized over 15 years and trademarks are expected to be amortized over 20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. For year ended December 25, 2015, the Company reflected net sales and income before taxes and the amortization of intangible assets of $172,201 and $17,132, respectively, for Del Monte in its condensed consolidated statement of operations.

Allen Brothers

On December 11, 2013, the Company acquired substantially all the assets of Allen Brothers, Inc. (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to consumers through a direct mail and e-commerce platform. The total purchase price for the business is approximately $30,670, which included approximately $23,939 paid at closing with cash proceeds from the Company’s September 2013 common stock offering. The remaining $6,731 represents pension liabilities the Company assumed of $2,878 and earnout consideration of $6,000 to be paid upon the achievement of certain performance milestones over the next four years following the closing, offset by $2,147 received as an adjustment to the purchase price. The Company expensed $300 of professional fees in operating expenses related to the acquisition during the year ended December 27, 2013. During fiscal 2014, the Company completed a valuation of the tangible and intangible assets of Allen Brothers as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Customer lists are being amortized over 20 years and trademarks are being amortized over 40 years. Goodwill for the Allen Brothers acquisition is being amortized over 15 years for tax purposes.

Qzina

On May 1, 2013, the Company acquired 100% of the equity interests of Qzina Specialty Foods North America Inc. (“Qzina”), a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. At the time of its acquisition, Qzina supplied some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price for Qzina was approximately $31,796, net of $578 of cash and was funded with borrowings under the revolving credit facility portion of the Company’s senior secured credit facilities. In the third quarter of 2014, the Company received a settlement of $491 from the prior owners of Qzina directly related to disputes regarding the working capital adjustment. The Company reduced goodwill by $400 and used $91 to offset legal fees that were incurred in connection with the dispute. The Company expensed $149 of legal fees in operating expenses related to the acquisition in the year ended December 27, 2013. The Company has completed a formal valuation of the tangible and intangible assets of Qzina, as of the acquisition date. These assets were valued at fair value using Level 3 inputs. Other intangible assets consist of trademarks, which are being amortized over 20 years, customer relationships, which are being amortized over 20 years and covenants not to compete, which are being amortized over 2-5 years. Goodwill for the Qzina acquisition is not deductible for tax purposes.

Queensgate

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

The table below details the assets and liabilities acquired as part of the acquisitions of Del Monte, which was effective as of April 6, 2015, Allen Brothers, which was effective as of December 9, 2013, Qzina, which was effective as of May 1, 2013, and Queensgate, which was effective as of December 31, 2012, and the allocation of the purchase price paid in connection with these acquisitions.

	Del Monte	Allen Brothers	Qzina	Queensgate
Current assets	$31,872	$15,797	$22,498	$4,140
Customer relationships	62,246	2,522	6,070	1,520
Trademarks	29,261	4,782	4,411	—
Goodwill	77,505	10,924	5,445	15,243
Non-compete agreement	—	—	2,480	2,920
Fixed assets	5,652	4,370	906	1,909
Other assets	137	33	—	—
Deferred tax liability	(361)	—	(4,302)	(863)
Capital leases	—	—	(137)	—
Earn-out liability	(13,139)	(6,322)	—	(2,118)
Convertible subordinated notes	(36,750)	—	—	—
Issuance of common shares	(24,689)	—	—	—
Pension exit liability	—	(2,878)	—	—
Unfavorable leases	—	—	(6)	—
Current liabilities	(7,841)	(7,436)	(5,391)	(817)

Cash purchase price	$123,893	$21,792	$31,974	$21,934

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

	Fiscal Year Ended(unaudited)
	December 25, 2015	December 26, 2014
Net sales	$1,117,001	$1,055,186
Income before income taxes	35,428	37,194

Note 6 – Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,956 and $1,130 at December 25, 2015 and December 26, 2014, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 25, 2015	December 26, 2014
Land	Indefinite	$1,571	$1,464
Buildings	20 years	2,740	3,672
Machinery and equipment	5-10 years	10,739	7,220
Computers, data processing and other equipment	3-7 years	7,598	6,424
Leasehold improvements	7-22 years	41,653	9,057
Furniture and fixtures	7 years	1,488	904
Vehicles	5-7 years	2,077	987
Other	7 years	95	95
Construction-in-process		8,884	36,200
		76,845	66,023
Less: accumulated depreciation and amortization		(22,562)	(18,085)
Equipment and leasehold improvements, net		$54,283	$47,938

Construction-in-process at December 25, 2015 related primarily to the build out of the Company’s new distribution facility in San Francisco, CA and the implementation of its Enterprise Resource Planning (“ERP”) system. The build out of the San Francisco distribution center will be complete in the first quarter of fiscal 2016. The rollout of our ERP system will continue throughout fiscal 2016 and 2017. The Company expects the cost to complete the San Francisco distribution facility and the ERP system rollout to be under $1,000. Construction-in process at December 26, 2014 related primarily to the build out of the Company’s new distribution facilities in Bronx, NY and Las Vegas, NV, and the implementation of its ERP system.

At December 25, 2015, December 26, 2014 and December 27, 2013, the Company had $506, $509 and $820, respectively, of equipment and vehicles financed by capital leases. The Company recorded depreciation of $96, $96 and $211 on these assets for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013, respectively.

Depreciation expense was $4,536, $2,166 and $2,024 for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013, respectively.

Capitalized software is recorded net of accumulated amortization of $3,751 and $2,423 as of December 25, 2015 and December 26, 2014, respectively. Amortization expense on software was $1,328, $851 and $286 for the fiscal years ended December 25, 2015, December 26, 2014, and December 27, 2013, respectively.

During the years ended December 25, 2015, December 26, 2014, and December 27, 2013, the Company incurred interest expense of $12,984, $8,167 and $7,775, respectively. The Company capitalized interest expense of $739, $822 and $90, respectively, during the same periods. Capitalized interest is related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

On June 30, 2015, the Company closed on a sale-leaseback transaction of its new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related ongoing lease will be accounted for as an operating lease by the Company.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2013	$78,026
Goodwill increases	564
Foreign currency translation	(82)
Carrying amount as of December 26, 2014	78,508
Goodwill increases	77,448
Foreign currency translation	(140)
Carrying amount as of December 25, 2015	$155,816

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at December 25, 2015 and December 26, 2014:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 25, 2015
Customer relationships	158 months	$94,097	$(12,755)	$81,342
Non-compete agreements	26 months	7,166	(4,213)	2,953
Trademarks	243 months	52,549	(4,633)	47,916
Total	186 months	$153,812	$(21,601)	$132,211

December 26, 2014
Customer relationships	131 months	$32,261	$(6,939)	$25,322
Non-compete agreements	38 months	7,166	(2,825)	4,341
Trademarks	270 months	23,586	(2,764)	20,822
Total	181 months	$63,013	$(12,528)	$50,485

Amortization expense for other intangibles was $9,453, $5,130 and $4,796 for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013, respectively.

As of December 25, 2015, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2016	$10,791
2017	10,756
2018	9,617
2019	9,340
2020	9,067
Thereafter	82,640
Total	$132,211

Note 9 – Debt Obligations

Debt obligations as of December 25, 2015 and December 26, 2014 consisted of the following:

	December 25, 2015	December 26, 2014
Senior secured notes	$125,000	$100,000
Revolving credit facility	93,382	—
Convertible notes	36,750	—
Term loan	4,681	27,000
New Markets Tax Credit Loan	11,000	11,000
Capital leases and financed software	3,961	5,536
Total debt obligations	274,774	143,536
Less: current installments	(6,266)	(7,736)
Total debt obligations excluding current installments	$268,508	$135,800

Maturities of the Company’s debt for each of the next five years and thereafter at December 25, 2015 is as follows:

2016	$6,295
2017	105,969
2018	50,760
2019	—
2020	25,000
Thereafter	86,750
Total	$274,774

Amended and Restated Credit Agreement

On April 25, 2012, the Company and certain of its subsidiaries entered into a senior secured credit facility (the “Credit Agreement”) with the a group of lenders with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent. Subsequent to that date, the Credit Agreement has been amended and restated (the “Amended and Restated Credit Agreement”) to meet the changing requirements of the Company.

During fiscal 2015, the Company entered into amendments to the Amended and Restated Credit Agreement, that, among other things, (i) establish limits on the amount of leverage and senior secured leverage that the Company may incur, which limits decrease through September 30, 2016, (ii) provide for an increased interest rate when the Company’s Total Leverage Ratio, defined therein, is equal to, or greater than, 4.25 to 1.00, (iii) permit the acquisition of Del Monte, (iv) create an expansion option whereby the Company may increase the borrowings available in increments of at least $10,000, provided that the aggregate increases do not exceed $60,000, (v) upon the Company’s election by irrevocable written notice on each date on which the aggregate consideration paid during any two consecutive fiscal quarters for permitted acquisitions consummated on or after July 1, 2015, but not later than June 30, 2016, exceeds $25,000, increase the maximum permitted Total Leverage Ratio and Senior Secured Leverage ratio (as defined therein) for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which the relevant acquisition occurs by, in the case of the first two fiscal quarters, an additional 0.50:1.00, and, in the case of the last two fiscal quarters, an additional 0.25:1.00; provided, however, that in no case shall the Total Leverage Ratio exceed 5.00:1.00 or the Senior Secured Leverage Ratio exceed 4.50:1.00 (collectively, the “Financial Covenants Adjustment”), (v) increases the capacity for Letter of Credit exposure from $5,000 to $10,000, and (vi) allows the Company to exclude current year capital expenditures related to its Las Vegas sale-leaseback transaction when calculating the aggregate amount of Capital Expenditures incurred during fiscal 2015.

The Amended and Restated Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”). Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement are subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio, as defined therein. A fronting fee of 0.25% per annum is payable on the face amount of each letter of credit issued under the Credit Facilities.

The final maturity of the Term Loans is April 25, 2017. Subject to adjustment for prepayments, the Company is required to make quarterly principal payments of $1,500 on the Term Loans on June 30, September 30, December 31 and March 31, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of December 25, 2015, the Company had $40,673 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Currently borrowings under the Amended and Restated Credit Agreement bear interest according to a pricing grid based upon our Total Leverage Ratio.

The Amended and Restated Credit Agreement has covenants for Total Leverage Ratio, Senior Leverage Ratio and Fixed Charge Ratio, as defined therein. As of December 25, 2015, the Company was in compliance with all debt covenants under the Amended and Restated Credit Agreement.

New Markets Tax Credit Loan

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of the Company, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan”) to help fund DHPs expansion and build-out of the Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHPs leasehold interest in the Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements.

Under the NMTC Loan, DHP is obligated to pay (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. The Company may prepay the NMTC Loan, in whole or in part, in $100 increments.

As of December 25, 2015, DHP was in compliance with all debt covenants under the NMTC Loan.

Senior Secured Notes

On April 17, 2013, the Company and certain of its subsidiaries issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the certain subsidiaries of the Company. The Notes, which rank pari passu with the Company’s obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) between the Company and Prudential. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility.

The Notes must be repaid in two equal installments, the first $50,000 of which is due April 17, 2018 and the second $50,000 of which is due at maturity on April 17, 2023. Moreover, the Company may prepay the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020 to help fund the acquisition of Del Monte. The notes, which rank pari passu with the Company’s obligations under the Credit Facilities, were issued to Prudential pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015. In connection with the issuance of these notes, the Company entered into an amendment to the Amended and Restated Credit Agreement to permit the issuance of the notes.

On July 1, 2015, the Company entered into an amendment to the Note Purchase and Guarantee Agreement to permit an increase in the applicable rate of the Notes by 0.25% during the period of the Financial Covenants Adjustment.

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are substantially the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended. As of December 25, 2015, the Company was in compliance with all debt covenants under the Notes and the Note Purchase and Guarantee Agreement, as amended.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.

Obligations under the Amended and Restated Credit Agreement and the Note Purchase and Guarantee Agreement are obligations of, or guaranteed by, the Company and all of its subsidiaries other than Dairyland HP, LLC.

As of December 25, 2015, the Borrowers and Guarantors were in compliance with all debt covenants under the Amended and Restated Credit Agreement, as amended, the Notes and the Note Purchase and Guarantee Agreement, as amended, DHP was in compliance with all debt covenants under the NMTC Loan and the Company had reserved $5,945 of the Revolving Credit Facility for the issuance of letters of credit. As of December 25, 2015, funds totaling $40,673 were available for borrowing under the Revolving Credit Facility.

Note 10 – Stockholders’ Equity

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 25, 2015, there were 881,561shares available for grant.

The following table reflects RSAs activity for the year ended December 25, 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Outstanding December 26, 2014	374,567	$17.52	10.9	$8,252
Granted	220,885	21.17
Vested	(152,913)	20.04
Forfeited	(23,935)	17.46
Outstanding December 25, 2015	418,604	$18.54	10.1	$7,271

At December 25, 2015, the Company had 418,604 of unvested RSAs outstanding. At December 25, 2015, the total unrecognized compensation cost for these unvested RSAs was $6,343, and the weighted-average remaining useful life was approximately ten months. Of this total, $2,709 related to RSAs with time-based vesting provisions and $3,634 related to RSAs with performance-based vesting provisions. At December 25, 2015, the weighted-average remaining useful lives were approximately fifteen months for time-based vesting RSAs and five months for the performance-based vesting RSAs. No compensation expense related to the Company’s RSAs has been capitalized.

The Company has not issued any type of equity award other than RSAs under the Equity Plan.

Note 11 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 14 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 25, 2015, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2016	$935	$7,467	$7,386	$1,100	$16,888
2017	953	7,583	7,002	764	16,302
2018	972	6,433	6,491	410	14,306
2019	992	5,700	4,897	128	11,717
2020	1,012	5,963	3,743	22	10,740
Thereafter	4,233	48,410	2,295	—	54,938
Total minimum lease payments	$9,097	$81,556	$31,814	$2,424	$124,891

Total rent expense for operating leases for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013 was $20,199, $16,381 and $13,529, respectively. As of December 25, 2015, one of the Company’s subsidiaries, Dairyland USA Corporation, subleases office space in one of its former distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,580 at December 25, 2015. By agreement dated July 1, 2005, the lender conditionally released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. The Company believes that it and its subsidiaries were in full compliance with that requirement during fiscal 2015. During the first half of 2016, the Company plans to exit the office space sublease and TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Note 12 – Income Taxes

The provision for income taxes consists of the following for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013:

	December 25,	December 26,	December 27,
	2015	2014	2013
Current income tax expense:
Federal	$9,538	$7,411	$8,402
Foreign	—	114	86
State	2,773	2,935	2,350
Total current income tax expense	12,311	10,460	10,838
Deferred income tax expense (benefit):
Federal	(725)	92	830
Foreign	19	30	—
State	(103)	51	140
Total deferred income tax expense (benefit)	(809)	173	970
Total income tax expense	$11,502	$10,633	$11,808

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013 are set forth and quantified in the following table:

	December 25,	December 26,	December 27,
	2015	2014	2013
Statutory U.S. Federal tax	$9,700	$8,697	$10,079
Differences due to:
Other permanent differences	369	266	293
State and local taxes, net of federal benefit	1,728	1,499	1,705
Foreign tax rate differential	(63)	74	86
Change in prior year tax estimate	(109)	227	(185)
Other, net	(123)	(130)	(170)
	$11,502	$10,633	$11,808

Deferred tax assets and liabilities at December 25, 2015 and December 26, 2014 consist of the following:

	December 25,	December 26,
	2015	2014
Current deferred tax assets:
Receivables and inventory	$4,685	$3,948
Paid time off accrual	69	45
Self-insurance reserves	2,213	1,332
Cumulative foreign exchange difference	603	703
Current deferred tax assets	7,570	6,028
Current deferred tax liabilities:
Contingent earn-out liabilities	(863)	(1,145)
Deduction of prepaid expenses	(1,451)	(1,383)
Current deferred tax assets, net	$5,256	$3,500

Non-current deferred tax assets and liabilities:
Foreign tax credit payable	$199	$202
Federal net loss carryforwards	113	113
State net loss carryforwards	196	158
Rent accrual	1,013	696
Stock compensation	638	382
Deferred acquisition costs	357	189
Other	86	1
Net non-current deferred tax assets	2,602	1,741

Non-current deferred tax liabilities:
Property & equipment	(1,138)	(598)
Intangible assets	(10,780)	(9,212)
Other	—	2
Non-current deferred tax liabilities	(11,918)	(9,808)
Non-current deferred tax liabilities, net	$(9,316)	$(8,067)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2015. For state tax purposes, the 2011 through 2015 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 25, 2015, the Company had a federal net loss carryforward of $323 which resulted from the Company’s acquisition of Qzina in 2013. Because of the change of ownership provisions of the Tax Reform Act of 1986, the $323 federal net loss carryforward will be limited under the SRLY rules of IRC 382 to be used only against future taxable income attributable to Qzina. This federal net loss carryforward expires in fiscal 2033. The Company also acquired state net loss carryforwards totaling $301 upon completion of the Qzina acquisition in 2013. The state net loss carryforwards expire between 2031 and 2033.

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

For financial reporting purposes, net loss from operations before income taxes for our foreign subsidiaries was $209 and $1,108 for the fiscal year ended December 25, 2015 and December 26, 2014, respectively. We had no foreign operations prior to fiscal 2013. It is our intention to indefinitely reinvest any earnings, therefore no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings, a deferred tax liability is not required as the the foreign subsidiary has elected to be subject to income tax on its earnings in the U.S. when incurred, not when repatriated under the check-the-box regime to be disregarded as separate from its owner.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 25,	December 26,	December 27,
	2015	2014	2013

Cash paid for income taxes	$11,047	$10,652	$11,457
Cash paid for interest	$11,462	$8,161	$6,013
Noncash investing activity:
Capital Lease	$—	$—	$137
Software financing	$—	$2,869	$3,328
Common stock issued for acquisitions	$24,689	$—	$—
Convertible notes issued for acquisitions	$36,750	$—	$—
Contingent earn-out liabilities for acquisitions	$13,139	$238	$10,941

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2011, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per associate per year. Matching contributions begin vesting after two years and are fully vested after six years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $858 for fiscal 2015, $717 for fiscal 2014 and $449 for fiscal 2013.

Note 15 – Related Parties

The Company leases two warehouse facilities from related parties. These facilities are owned by entities owned 100% by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $1,406, $1,564 and $1,537 for the fiscal years ended December 25, 2015, December 26, 2014 and December 27, 2013, respectively.

One of the Company’s non-employee directors, Stephen Hanson, was the President and a 50% owner of a New York City-based multi-concept restaurant operator holding company until December 2013. Certain subsidiaries of this holding company are customers of the Company and its subsidiaries that purchased an aggregate of approximately $3,616 from the Company us during fiscal 2013.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $117, $144 and $195 of products from the Company during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $169, $185 and $170 in total compensation during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $882, $447 and $452 in total compensation for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. John Pappas did not receive any compensation in fiscal 2015, fiscal 2014 or fiscal 2013 for his service on the Company’s Board of Directors.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payment of $182 and $280, respectively for the years ended December 25, 2015 and December 26, 2014 for use of such aircraft. All payments except $16 in the year ended December 26, 2014 were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest.

The Company paid $827, $168 and $78 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Las Vegas, San Francisco and Chicago facilities during fiscal years 2015, 2014 and 2013 respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

With the acquisition of Del Monte, the Company acquired two warehouse facilities that the Company leases from certain prior owners of Del Monte. Three of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti and 50% by Theresa Lincoln, John DeBenedetti’s sister. The Company paid rent on this facility totaling $156 for the year ended December 25, 2015. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $167 for the year ended December 25, 2015. John DeBenedetti, Theresa Lincoln and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. During the year ended December 25, 2015 the Company purchased approximately $900 of products from Old World Provisions. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions.

The Company paid Theresa Lincoln, John DeBenedetti’s sister, approximately $198 in total compensation for fiscal 2015.

Note 16 – Commitments and Contingencies

Guarantees

As of December 25, 2015, one of the Company’s subsidiaries, Dairyland USA Corporation, subleases office space in one of its former distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,580 at December 25, 2015. By agreement dated July 1, 2005, the lender conditionally released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. The Company believes that it and its subsidiaries were in full compliance with that requirement during fiscal 2015. In addition, during the first half of 2016, the Company plans to exit the office space sublease and TCW plans to refinance its mortgage with another lender, with the result that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of TCW’s mortgage loan.

Legal Contingencies

The Company is involved in various legal proceedings. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that there is a reasonable possibility of material loss or loss in excess of the amount that the Company has accrued.

Tax Audits

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts.

Risk Management Programs

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its medical program totaled $657 and $574 at December 25, 2015 and December 26, 2014, respectively.

The Company maintains an insurance program for its automobile liability and workers compensation insurance subject to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its automobile liability program totaled $1,067 and $928 at December 25, 2015 and December 26, 2014, respectively. Self-insurance reserves for workers compensation totaled $5,185 and $2,911 at December 25, 2015 and December 26, 2014, respectively.

Workforce (unaudited)

As of December 25, 2015, approximately 8.8% of the Company’s employees are represented by unions. A portion of these employees are operating under a collective bargaining agreement which expires in August of 2017.

Note 17 – Valuation Reserves

A summary of the activity in the accounts receivable allowance for doubtful accounts appears below:

	December 25, 2015	December 26, 2014	December 27, 2013
Balance at beginning of period	$4,675	$3,642	$3,440
Charged to costs and expenses	2,909	1,195	924
Customer accounts written off, net of recoveries	(1,781)	(162)	(722)
Balance at end of period	$5,803	$4,675	$3,642

A summary of activity in the inventory valuation reserve appears below:

	December 25, 2015	December 26, 2014	December 27, 2013
Balance at beginning of period	$1,130	$683	$650
Charged to costs and expenses	3,288	3,422	3,051
Inventory written off	(2,462)	(2,975)	(3,018)
Balance at end of period	$1,956	$1,130	$683

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 25, 2015 and December 26, 2014 are as follows:

	March 27, 2015	June 26, 2015(1)	Sept. 25, 2015	Dec. 25, 2015
Net sales	$198,876	$282,882	$277,516	$299,722

Gross profit	50,339	71,808	70,460	76,927

Operating profit	3,140	9,333	12,853	15,074

Income before income taxes	1,653	5,759	8,943	11,356

Net income	967	3,363	5,224	6,655

Basic net income per share	0.04	0.13	0.20	0.26

Diluted net income per share	0.04	0.13	0.20	0.25

	March 28, 2014	June 27, 2014	Sept. 26, 2014 (2)	Dec. 26, 2014 (3)(4)
Net sales	$187,183	$213,144	$208,070	$228,228

Gross profit	46,068	52,402	50,693	56,889

Operating profit	3,751	8,557	9,033	11,669

Income before income taxes	1,692	6,458	7,132	9,566

Net income	989	3,820	4,207	5,199

Basic net income per share	0.04	0.16	0.17	0.21

Diluted net income per share	0.04	0.15	0.17	0.21

(1) Beginning in the second quarter of 2015 the Company began to reflect the results of the Del Monte acquisition.

(2) The Company recorded a recovery of approximately $1,500 related to the settlement with the prior owners of Michael’s of a dispute associated with the inventory issues it previously experienced at Michael’s. This recovery was reflected as a reduction of operating expenses.

(3) Beginning in the fourth quarter of 2014 the Company began to reflect the results of the Euro Gourmet acquisition.

(4) The Company recorded income of $1,904 related to the reversal of earn-out obligations for our Queensgate and Allen Brothers acquisitions.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In conducting the evaluation of the effectiveness of internal control over financial reporting as of December 25, 2015, management has excluded the acquisition of Del Monte, which was acquired on April 6, 2015. At its acquisition date, Del Monte, had aggregate total assets of approximately $38,000 and annual revenues of approximately $215,000. Further information regarding the acquisition of Del Monte appears in Note 5, Acquisitions, in the accompanying audited consolidated financial statements and in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 25, 2015.

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
Ridgefield, CT

We have audited The Chefs’ Warehouse, Inc. internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chefs’ Warehouse, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting” under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Chefs’ Warehouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on the COSO criteria.

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the acquisition of Del Monte, which was acquired on April 6, 2015 and is included in the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 25, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. At the acquisition date, Del Monte had aggregate total assets of approximately $38,000 and aggregate annual revenues of approximately $215,000. Management did not assess the effectiveness of internal control over financial reporting of Del Monte because of the timing of the acquisition. Our audit of internal control over financial reporting of The Chefs’ Warehouse, Inc. also did not include an evaluation of the internal control over financial reporting of Del Monte.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 25, 2015 and December 26, 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2015 and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 4, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 14, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 14, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 14, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 25, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	—	—	881,561
Plans not approved by stockholders	—	—	—
Total	—	—	881,561

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 14, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on May 14, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules - Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (in corporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.6	Asset Purchase Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Capitol Meat Company, LLC, a Delaware limited liability company, T.J. Foodservice Co., Inc., a California corporation, TJ Seafood, LLC, a California limited liability company, John DeBenedetti, Victoria DeBenedetti, Theresa Lincoln, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.7	Earn-Out Agreement, dated April 6, 2015 by and among The Chefs' Warehouse, Inc., Del Monte Capitol Meat Company, LLC, T.J. Foodservice Co., Inc., TJ Seafood, LLC, and John DeBenedetti, as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's 8-K filed on April 9, 2015)(Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.8	Earn-Out Agreement, dated April 6, 2015 by and among The Chef’s Warehouse, Inc., Del Monte Capitol Meat Company, LLC, T.J. Foodservice Co., TJ Seafood, LLC, and John DeBeneditti, as the Seller’s Representative (incorporated by reference to Exhibit 2.1 to the Company’s 8-K filed on April 9, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.9	Indemnification Agreement, dated April 6, 2015, by and among Del Monte Merger Sub, LLC, The Chefs' Warehouse, Inc., Del Monte Capitol Meat Company, LLC, DeBenedetti/Del Monte Trust, Victoria DeBenedetti, David DeBenedetti, Del Monte Capitol Meat Co., Inc., T.J. Foodservice Co., Inc., TJ Seafood, LLC, John DeBenedetti, Theresa Lincoln and John DeBenedetti, as the Selling Parties' Representative (incorporated by reference to Exhibit 2.2 to the Company's 8-K filed on April 9, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

10.3	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.6	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.7	First Amendment of Lease dated as of January 1, 2015 between Dairyland USA Corporation and TCW Leasing Co., LLC, f/k/a The Chefs' Warehouse Leasing Co., LLC (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed on August 5, 2015).

10.8	Lease Agreement, dated as of June 30, 2015, between CW LV Real Estate, LLC, The Chefs' Warehouse, Inc., Chefs' Warehouse Parent, LLC and The Chefs' Warehouse West Coast, LLC, jointly and severally as the Tenant, and CW Nevada Landlord, LLC, as the Landlord (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 7, 2015).

10.9*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.10*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.11*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.13*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.14*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.15*	Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.16	Employment Agreement Pursuant to Purchase Agreements, dated as of April 6, 2015, by and between Del Monte Capitol Meat Company, LLC, The Chefs' Warehouse, Inc. and John DeBenedetti (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on August 5, 2015).

10.17*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.19*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.20*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.21†	Form of Non-Qualified Stock Option Agreement (Officers and Employees).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.25†	Form of Restricted Share Award Agreement (Directors).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.28	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.29	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

10.30+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.31	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 28, 2014).

10.32	Amendment No. 2, dated as of November 4, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2014).

10.33	Amendment No. 3, dated as of December 3, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2014).

10.34	Amendment No. 4, dated as of January 9, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 15, 2015).

10.35	Amendment No. 5, dated as of April 6, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.36	Amendment No. 6, dated as of July 1, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.37	Amendment No. 7, dated as of August 26, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 4, 2015).

10.38†	Amendment No. 8, dated as of December 18, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.39†	Amendment No. 9, dated as of February 26, 2016, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.40+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

10.41+	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.42	Amendment No. 1, dated as of July 23, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 28, 2014).

10.43	Amendment No. 2, dated as of November 4, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 5, 2014).

10.44	Amendment No. 3, dated as of December 3, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 9, 2014).

10.45	Amendment No. 4, dated as of January 9, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 15, 2015).

10.46	Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.47	Amendment No. 6, dated as of July 1, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.48†	Amendment No. 7, dated as of December 18, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.49†	Amendment No. 8, dated as of February 26, 2016, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.50	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.51	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.52+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.53	Form of Series B Note (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.54	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to TJ Seafood, LLC. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.55	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to T.J. Foodservice Co., Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.56*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2016.

THE CHEFS’ WAREHOUSE, INC.

March 4, 2016	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	March 4, 2016
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ John D. Austin	Chief Financial Officer	March 4, 2016
John D. Austin	(Principal Accounting and Financial Officer)

/s/ John Pappas	Director and Vice Chairman	March 4, 2016
John Pappas

/s/ Alan Guarino	Director	March 4. 2016
Alan Guarino

/s/ John A. Couri	Director	March 4. 2016
John A. Couri

/s/ Dominick C. Cerbone	Director	March 4. 2016
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 4. 2016
Joseph Cugine

/s/ Stephen Hanson	Director	March 4. 2016
Stephen Hanson

/s/ John DeBenedetti	Director	March 4. 2016
John DeBenedetti

/s/ Katherine Oliver	Director	March 4. 2016
Katherine Oliver

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 27, 2012, among The Chefs’ Warehouse West Coast, LLC and Adelheid Putze and Rudolf Putze (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 30, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.2	Securities Purchase Agreement, dated as of August 10, 2012, among Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Mid-Atlantic, LLC, Michael’s Finer Meats, LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 13, 2012) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.3	Asset Purchase Agreement, dated as of December 31, 2012, among The Chefs’ Warehouse Midwest, LLC, QG Holding, Inc., Queensgate Food Group, LLC, Mullaghan Properties, LLC, SP Beverage Co., LLC and the other parties party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 2, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.4	Stock Purchase Agreement, dated as of May 1, 2013, among The Chefs’ Warehouse Pastry Division Canada ULC, the Shareholders set forth therein, and Fulcrum Capital Partners Inc., as the Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 1, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.5	Asset Purchase Agreement, dated as of December 11, 2013, by and among Allen Brothers 1893, LLC, Allen Brothers, Inc., The Great Steakhouse Steaks LLC, The Chefs’ Warehouse, Inc., and the other parties thereto (incorporated by reference to the Company’s Form 8-K filed on December 17, 2013) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.6	Asset Purchase Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Capitol Meat Company, LLC, a Delaware limited liability company, T.J. Foodservice Co., Inc., a California corporation, TJ Seafood, LLC, a California limited liability company, John DeBenedetti, Victoria DeBenedetti, Theresa Lincoln, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.7	Merger Agreement, dated as of January 11, 2015, by and among The Chefs’ Warehouse, Inc., a Delaware corporation, Del Monte Merger Sub, LLC, a Delaware limited liability company, Del Monte Capitol Meat Co., Inc., a California corporation, David DeBenedetti, Victoria DeBenedetti, DeBenedetti/Del Monte Trust, and John DeBenedetti, as the Sellers’ Representative (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 15, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.8	Earn-Out Agreement, dated April 6, 2015 by and among The Chefs' Warehouse, Inc., Del Monte Capitol Meat Company, LLC, T.J. Foodservice Co., Inc., TJ Seafood, LLC, and John DeBenedetti, as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's 8-K filed on April 9, 2015)(Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

2.9	Indemnification Agreement, dated April 6, 2015, by and among Del Monte Merger Sub, LLC, The Chefs' Warehouse, Inc., Del Monte Capitol Meat Company, LLC, DeBenedetti/Del Monte Trust, Victoria DeBenedetti, David DeBenedetti, Del Monte Capitol Meat Co., Inc., T.J. Foodservice Co., Inc., TJ Seafood, LLC, John DeBenedetti, Theresa Lincoln and John DeBenedetti, as the Selling Parties' Representative (incorporated by reference to Exhibit 2.2 to the Company's 8-K filed on April 9, 2015) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

10.1	Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2012).

10.2	Amendment to Agreement of Lease, dated as of April 26, 2012, between the City of New York, as Landlord, and Dairyland HP LLC, as Tenant, dated February 27, 2013 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 13, 2013).

10.3	Mortgage Note, dated as of April 26, 2012, between Dairyland HP LLC, as Maker, and Commercial Lending II LLC, as Payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2012).

10.4	Leasehold Mortgage and Security Agreement and Assignment of Leases and Rents, dated as of April 26, 2012, between Dairyland HP LLC, as Mortgagor, and Commercial Lending II LLC, as Mortgagee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 30, 2012).

10.5	Joint and Several Guaranty of Payment, dated as of April 26, 2012, among The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 30, 2012).

10.6	Lease between The Chefs’ Warehouse Leasing Co., LLC and Dairyland USA Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on June 8, 2011).

10.7	First Amendment of Lease dated as of January 1, 2015 between Dairyland USA Corporation and TCW Leasing Co., LLC, f/k/a The Chefs' Warehouse Leasing Co., LLC (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed on August 5, 2015).

10.8	Lease Agreement, dated as of June 30, 2015, between CW LV Real Estate, LLC, The Chefs' Warehouse, Inc., Chefs' Warehouse Parent, LLC and The Chefs' Warehouse West Coast, LLC, jointly and severally as the Tenant, and CW Nevada Landlord, LLC, as the Landlord (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 7, 2015).

10.9*	Employment Agreement between Christopher Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2011).

10.10*	Amended and Restated Employment Agreement between John Pappas and The Chefs’ Warehouse, Inc., together with its subsidiaries, dated as of January 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2012).

10.11*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.12*	Offer letter between Chefs’ Warehouse Holdings, LLC and Frank O’Dowd, dated as of January 28, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on June 8, 2011).

10.13*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.14*	Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.15*	Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.16	Employment Agreement Pursuant to Purchase Agreements, dated as of April 6, 2015, by and between Del Monte Capitol Meat Company, LLC, The Chefs' Warehouse, Inc. and John DeBenedetti (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on August 5, 2015).

10.17*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.19*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.20*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.21†	Form of Non-Qualified Stock Option Agreement (Officers and Employees).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.25†	Form of Restricted Share Award Agreement (Directors).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.28	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.29	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

10.30+	Amendment and Restatement Agreement, dated as of April 17, 2013, among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 7, 2013).

10.31	Amendment No. 1, dated as of July 23, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 28, 2014).

10.32	Amendment No. 2, dated as of November 4, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2014).

10.33	Amendment No. 3, dated as of December 3, 2014, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2014).

10.34	Amendment No. 4, dated as of January 9, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 15, 2015).

10.35	Amendment No. 5, dated as of April 6, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.36	Amendment No. 6, dated as of July 1, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.37	Amendment No. 7, dated as of August 26, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 4, 2015).

10.38†	Amendment No. 8, dated as of December 18, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.39†	Amendment No. 9, dated as of February 26, 2016, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.40+	Amended and Restated Pledge and Security Agreement, dated April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse of Florida, LLC, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and the other Subsidiaries of The Chefs’ Warehouse, Inc. that become party thereto after the date thereof, as Grantors, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed May 7, 2013).

10.41+	Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013).

10.42	Amendment No. 1, dated as of July 23, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 28, 2014).

10.43	Amendment No. 2, dated as of November 4, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 5, 2014).

10.44	Amendment No. 3, dated as of December 3, 2014, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 9, 2014).

10.45	Amendment No. 4, dated as of January 9, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse Midwest, LLC, Michael’s Finer Meats Holdings, LLC, and Michael’s Finer Meats, LLC, as the Initial Guarantors, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 15, 2015).

10.46	Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.47	Amendment No. 6, dated as of July 1, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2015).

10.48†	Amendment No. 7, dated as of December 18, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.49†	Amendment No. 8, dated as of February 26, 2016, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company.

10.50	Form of Note (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed May 7, 2013).

10.51	Building Loan Agreement, dated as of April 26, 2012, between Commercial Lending II LLC, as Lender, and Dairyland HP LLC, as Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K/A filed on May 1, 2012).

10.52+	Loan Agreement, dated as of April 26, 2012, among Dairyland HP LLC, as Borrower, The Chefs’ Warehouse, Inc., Chefs’ Warehouse Parent, LLC, Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Guarantors, and Commercial Lending II LLC, as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 30, 2012).

10.53	Form of Series B Note (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.54	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to TJ Seafood, LLC. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.55	Convertible Subordinated Non-Negotiable Promissory Note, dated April 6, 2015, issued by Del Monte Capitol Meat Company, LLC to T.J. Foodservice Co., Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 9, 2015).

10.56*	Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

