Form 10-Q
period 2016-03-25
Chefs' Warehouse, Inc.
filed 2016-05-04
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at April 29, 2016: 26,215,412

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as anticipates, expects, intends, plans, believes, seeks, estimates and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to begin servicing customers from its new Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 4, 2016 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 25, 2016 (unaudited)	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,745	$2,454
Accounts receivable, net of allowance of $5,875 in 2016 and $5,803 in 2015	113,333	124,139
Inventories, net	91,266	92,758
Deferred taxes, net	5,022	5,256
Prepaid expenses and other current assets	8,791	9,164
Total current assets	221,157	233,771
Equipment and leasehold improvements, net	56,023	54,283
Software costs, net	4,725	4,511
Goodwill	155,848	155,816
Intangible assets, net	129,500	132,211
Other assets	3,286	3,089
Total assets	$570,539	$583,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,920	$64,888
Accrued liabilities	23,554	24,258
Accrued compensation	5,807	7,732
Current portion of long-term debt	4,701	6,030
Total current liabilities	91,982	102,908
Long-term debt, net of current portion	262,615	266,207
Deferred taxes, net	9,954	9,316
Other liabilities and deferred credits	16,183	17,286
Total liabilities	380,734	395,717
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 25, 2016 and December 25, 2015	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,220,426 and 26,290,675 shares issued and outstanding March 25, 2016 and December 25, 2015, respectively	263	263
Additional paid in capital	125,433	125,170
Cumulative foreign currency translation adjustment	(2,364)	(2,949)
Retained earnings	66,473	65,480
Stockholders’ equity	189,805	187,964
Total liabilities and stockholders’ equity	$570,539	$583,681

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	March 25, 2016	March 27, 2015
Net sales	$262,401	$197,891
Cost of sales	196,443	148,135
Gross profit	65,958	49,756
Operating expenses	60,598	46,616
Operating income	5,360	3,140
Interest expense	3,656	1,836
Loss (gain) on asset disposal	3	(349)
Income before income taxes	1,701	1,653
Provision for income tax expense	708	686
Net income	$993	$967
Other comprehensive loss:
Foreign currency translation adjustments	585	(161)
Comprehensive income	$1,578	$806
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares outstanding:
Basic	25,884,051	24,666,557
Diluted	25,917,350	24,722,275

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Thirteen Week Period Ended
	March 25, 2016	March 27, 2015
Cash flows from operating activities:
Net income	$993	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,206	887
Amortization	2,783	1,345
Provision for allowance for doubtful accounts	1,034	662
Deferred rent	869	(15)
Deferred taxes	1,159	(722)
Amortization of deferred financing fees	358	284
Stock compensation	560	324
Change in fair value of contingent earn-out liability	(345)	40
Loss (gain) on sale of assets	3	(349)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,855	3,272
Inventories	1,626	4,249
Prepaid expenses and other current assets	377	2,268
Accounts payable, accrued liabilities and accrued compensation	(10,773)	(5,762)
Other liabilities	(271)	(156)
Other assets	(519)	(87)
Net cash provided by operating activities	8,915	7,207
Cash flows from investing activities:
Capital expenditures	(3,161)	(9,053)
Proceeds from asset disposals	—	1,516
Net cash used in investing activities	(3,161)	(7,537)
Cash flows from financing activities:
Payment of debt	(1,897)	(1,884)
Surrender of shares to pay withholding taxes	(297)	(222)
Cash paid for contingent earn-out liability	—	(1,420)
Borrowings under revolving credit facility	12,800	24,300
Payments under revolving credit facility	(16,182)	(21,700)
Net cash used in financing activities	(5,576)	(926)
Effect of foreign currency on cash and cash equivalents	113	(112)
Net increase (decrease) in cash and cash equivalents	291	(1,368)
Cash and cash equivalents-beginning of period	2,454	3,328
Cash and cash equivalents-end of period	$2,745	$1,960
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,934	$624
Cash paid for interest	$3,087	$2,052

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of March 25, 2016 and for the thirteen weeks ended
March 25, 2016 and March 27, 2015 is unaudited)

Note 1    Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. Fiscal 2016 will include a fourteenth week in the fourth quarter. The Company operates in one reportable segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2015 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2016.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2016, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 25, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Changes have been made to the prior period presentation in the condensed consolidated statements of operations and comprehensive income to conform to the current period presentation Amounts previously included in operating expenses are now included in net sales and cost of sales.

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

In March 2016, the FASB issued guidance to simplify the accounting for stock compensation. This guidance requires that all excess tax benefits and deficiencies be recognized as income tax expense in the period in which they occur and that they be reflected as an operating activity in the statement of cash flows. Current GAAP has excess tax benefits recognized as additional paid in capital and as a financing activity in the statement of cash flows. In addition, the guidance gives companies the option of estimating the number of awards that will ultimately vest or accounting for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

Guidance Adopted in 2016

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this guidance retrospectively during the first quarter of 2016. As a result of adopting this guidance, total assets and total liabilities as of December 25, 2015 decreased as discussed below.

	Other Assets	Total assets	Current portion of long-term debt	Total current liabilities	Long-term debt	Total liabilities	Total liabilities and stockholders' equity
Previously reported	$5,626	$586,218	$6,266	$103,144	$268,508	$398,254	$586,218
Simplifying the Presentation of Debt Issuance Costs	(2,537)	(2,537)	(236)	(236)	(2,301)	(2,537)	(2,537)
Current presentation	$3,089	$583,681	$6,030	$102,908	$266,207	$395,717	$583,681

Note 2    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares:
Basic	25,884,051	24,666,557
Diluted	25,917,350	24,722,275

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Numerator:
Net income	$993	$967
Denominator:
Weighted average basic common shares outstanding	25,884,051	24,666,557
Dilutive effect of unvested common shares	33,299	55,718
Weighted average diluted common shares outstanding	25,917,350	24,722,275

We had unvested common shares of 156,240 and notes convertible into 1,237,374 shares that were anti-dilutive at March 25, 2016. There were no unvested common shares that were anti-dilutive at March 27, 2015.

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

Assets and Liabilities Measured at Fair Value

As of March 25, 2016, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Allen Brothers and Del Monte acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $4,344 and $13,447 at March 25, 2016, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	Allen Brothers	Total
Balance December 25, 2015	$13,792	$4,344	$18,136
Changes in fair value	(345)	—	(345)
Balance March 25, 2016	$13,447	$4,344	$17,791

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of March 25, 2016 and December 25, 2015, as these instruments had variable interest rates that reflected current market rates available to the Company. The carrying amount of the Company’s senior secured notes at March 25, 2016 and December 25, 2015 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates available to the Company for similar instruments. The fair value of these debt instruments were estimated using Level 3 inputs.

The following table presents the carrying value and fair value of the Company’s convertible subordinated notes. In estimating the fair value of these convertible secured notes, the Company utilized Level 3 inputs including, prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate.

	March 25, 2016		December 25, 2015

	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible Secured Notes	$36,750	$35,916	$36,750	$34,300

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

On April 6, 2015, the Company acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively “Del Monte”). Del Monte supplies high quality USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The aggregate purchase price paid by the Company at closing was approximately $185,332, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $123,893 was paid in cash through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $13,447 at March 25, 2016. The Company expensed $1,546 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the fiscal year ended December 25, 2015. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets are being valued at fair value using Level 3 inputs. Customer lists are being amortized over 15 years and trademarks are being amortized over 20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. For the thirteen weeks ended March 25, 2016, the Company reflected net sales and income before taxes and amortization of intangibles of $52,130 and $4,840, respectively, for Del Monte in its condensed consolidated statement of operations.

Del Monte
Current assets (includes cash acquired)	$31,872
Customer Relationships	62,246
Trademarks	29,261
Goodwill	77,505
Fixed assets	5,652
Other assets	137
Earn-out liability	(13,139)
Deferred tax liability	(361)
Convertible subordinated notes	(36,750)
Issuance of common shares	(24,689)
Current liabilities	(7,841)
Cash purchase price	$123,893

Note 5    Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,621 and $1,956 at March 25, 2016 and December 25, 2015, respectively.

Note 6    Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 25, 2016	December 25, 2015
Land	Indefinite	$1,571	$1,571
Buildings	20 years	2,802	2,740
Machinery and equipment	5-10 years	12,292	10,739
Computers, data processing and other equipment	3-7 years	8,165	7,598
Leasehold improvements	7-22 years	42,781	41,653
Furniture and fixtures	7 years	1,826	1,488
Vehicles	5-7 years	2,072	2,077
Other	7 years	95	95
Construction-in-process		7,826	8,884
		79,430	76,845
Less: accumulated depreciation and amortization		(23,407)	(22,562)
Equipment and leasehold improvements, net		$56,023	$54,283

Construction-in-process at March 25, 2016 related primarily to the implementation of its Enterprise Resource Planning (“ERP”) system. The rollout of our ERP system will continue throughout fiscal 2016 and 2017. Construction-in process at December 25, 2015 related primarily to the build out of the Company’s new distribution facility in San Francisco, CA and the implementation of its ERP system.

At March 25, 2016 and December 25, 2015, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $24 and $24 on these assets during the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

Depreciation expense on equipment and leasehold improvements was $844 and $606 for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

Capitalized software is recorded net of accumulated amortization of $4,089 and $3,751 at March 25, 2016 and December 25, 2015, respectively. Depreciation expense on software was $338 and $257 for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

During the thirteen weeks ended March 25, 2016 and March 27, 2015, the Company incurred interest expense of $3,656 and $1,836, respectively. The Company capitalized interest expense of $0 and $486, respectively, during the same periods. Capitalized interest was related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 7    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2015	$155,816
Foreign currency translation	32
Carrying amount as of March 25, 2016	$155,848

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at March 25, 2016 and December 25, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
March 25, 2016;
Customer relationships	$94,145	(14,506)	$79,639
Non-compete agreements	7,166	(4,556)	2,610
Trademarks	52,584	(5,333)	47,251
Total	$153,895	(24,395)	$129,500

December 25, 2015:
Customer relationships	$94,097	(12,755)	$81,342
Non-compete agreements	7,166	(4,213)	2,953
Trademarks	52,549	(4,633)	47,916
Total	$153,812	(21,601)	$132,211

Amortization expense for other intangibles was $2,783 and $1,345 for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.

Estimated amortization expense for other intangibles for the fiscal year ending December 30, 2016 and each of the next four fiscal years and thereafter is as follows:

2016	$10,791
2017	10,756
2018	9,617
2019	9,340
2020	9,067
Thereafter	82,640
Total	$132,211

Note 8    Debt Obligations

Debt obligations as of March 25, 2016 and December 25, 2015 consisted of the following:

	March 25, 2016	December 25, 2015
Senior secured notes	$125,000	$125,000
Revolving credit facility	90,000	93,382
Term loan	3,181	4,681
New Markets Tax Credit loan	11,000	11,000
Convertible subordinated notes	36,750	36,750
Capital leases and financed software	3,564	3,961
Deferred finance fees	(2,179)	(2,537)
Total debt obligations	267,316	272,237
Less: current installments	(4,701)	(6,030)
Total debt obligations excluding current installments	$262,615	$266,207

As of March 25, 2016, the Company was in compliance with all debt covenants and the Company had reserved $6,495 of the revolving credit facility portion of the Amended and Restated Credit Agreement for the issuance of letters of credit. As of March 25, 2016, funds totaling $43,505 were available for borrowing under the revolving credit facility portion of the Amended and Restated Credit Agreement.

Note 9    Stockholders Equity

During the thirteen weeks ended March 25, 2016, the Company granted 120,325 restricted stock awards (“RSAs”) to its employees at a weighted average grant date fair value of $20.23 each. These awards are a mix of time and performance based grants which will vest over periods of two to four years. During the thirteen weeks ended March 25, 2016, the Company recognized expense totaling $53 on these RSAs and $451 of expense for RSAs issued in prior years.

During the thirteen weeks ended March 25, 2016, the Company granted 259,577 non-qualified stock options with market condition provisions to its employees at a weighted average grant date fair value of $7.82 each. These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for 20 consecutive days within four years of issuance to meet the market condition threshold. During the thirteen weeks ended March 25, 2016, the Company recognized expense totaling $56 on these options.

At March 25, 2016, the Company had 322,262 unvested RSAs outstanding. At March 25, 2016, the total unrecognized compensation cost for these unvested RSAs was $5,444, and the weighted-average remaining useful life was approximately 21 months. Of this total, $3,981 related to RSAs with time-based vesting provisions and $1,463 related to RSAs with performance-based vesting provisions. At March 25, 2016, the weighted-average remaining useful lives for time-based vesting RSAs and performance-based vesting RSAs were approximately 19 months and 26 months, respectively. No compensation expense related to the Company’s RSAs has been capitalized.

As of March 25, 2016, there were 656,150 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 10    Related Parties

The Company leases two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates of those individuals. Expenses related to these facilities totaled $216 and $412, respectively, during the thirteen weeks ended March 25, 2016 and March 27, 2015. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“Leasing”), an entity controlled by the Company’s founders.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis (the brother-in-law of Messrs. Pappas) owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $26 and $27, respectively, of products from the Company during the thirteen weeks ended March 25, 2016 and March 27, 2015. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $0 and $32, respectively for the thirteen weeks ended March 25, 2016 and March 27, 2015 for use of such aircraft. All payments were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest.

The Company paid $231 and $134 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

With the acquisition of Del Monte, the Company acquired two warehouse facilities that the Company leases from certain prior owners of Del Monte. Three of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti and 50% by Theresa Lincoln, John DeBenedetti’s sister. The Company paid rent on this facility totaling $52 for the thirteen weeks ended March 25, 2016. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $56 for the thirteen weeks ended March 27, 2016. John DeBenedetti, Theresa Lincoln and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. During the thirteen weeks ended March 25, 2016 the Company purchased approximately $148 of products from Old World Provisions. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions.

Note 11    Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from Leasing (an entity controlled by the Company’s founders). Leasing leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and Leasing’s obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of Leasing’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,498 at March 25, 2016. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and Leasing remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with Leasing, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, Leasing is in the process of refinancing its mortgage with another lender. The Company, upon completion of the refinancing, expects that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of Leasing’s mortgage loan.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016. Unless otherwise indicated, the terms Company, Chefs’ Warehouse, we, us and our refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.2 million square feet in 22 distribution facilities at March 25, 2016. From the second half of fiscal 2013 through the first quarter of fiscal 2016, we have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Net sales	100.0%	100.0%
Cost of sales	74.9%	74.9%
Gross profit	25.1%	25.1%
Operating expenses	23.1%	23.6%
Operating income	2.0%	1.6%
Other expense:
Interest expense and gain (loss) on sale of assets	1.4%	0.8%
Income before income tax expense	0.6%	0.8%
Provision for income taxes	0.2%	0.3%
Net income	0.4%	0.5%

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

Thirteen Weeks Ended March 25, 2016 Compared to Thirteen Weeks Ended March 27, 2015

Net Sales

Our net sales for the thirteen weeks ended March 25, 2016 increased approximately 32.6%, or $64,510 to $262,401 from $197,891 for the thirteen weeks ended March 25, 2016. The increase in net sales was primarily the result of the acquisition of Del Monte as well as organic sales growth. Del Monte contributed approximately $52,130, or 26.3%, to net sales growth for the quarter. Organic growth contributed the remaining approximately $12,380, or 6.3%, of total net sales growth. Internally calculated inflation was approximately 0.7% during the thirteen weeks ended March 25, 2016, driven largely by inflation in the dairy category offset in part by deflation in protein.

Gross Profit

Gross profit increased approximately 32.6%, or $16,202, to $65,958 for the thirteen weeks ended March 25, 2016, from $49,756 for the thirteen weeks ended March 27, 2015. Gross profit margin remained flat at 25.1% for both the first quarter of 2016 and the first quarter of 2015. Gross profit margins decreased approximately 52 basis points in the Company’s specialty division compared to very strong margins in the thirteen weeks ended March 27, 2015. Gross profit margins increased approximately 417 basis points in the protein division due to improved performance of the Company’s Allen Brothers subsidiary and the mix contribution from Del Monte.

Operating Expenses

Total operating expenses increased by approximately 30.0%, or $13,982, to $60,598 for the thirteen weeks ended March 25, 2016 from $46,616 for the thirteen weeks ended March 27, 2015. As a percentage of net sales, operating expenses were 23.1% in the first quarter of 2016 compared to 23.6% in the first quarter of 2015. The decrease in our operating expense ratio is largely attributable to favorable transportation related costs and prior year transaction costs related to the Company’s acquisition of Del Monte, offset in part by higher occupancy related costs associated with new warehouse facilities and higher amortization expense related to the Del Monte acquisition.

Operating Income

Operating income increased by approximately 70.7%, or $2,220, to $5,360 for the thirteen weeks ended March 25, 2016 from $3,140 for the thirteen weeks ended March 27, 2015. As a percentage of net sales, operating income increased to 2.0% for the thirteen weeks ended March 25, 2016 from 1.6% for the thirteen weeks ended March 27, 2015. The increase in operating income as a percentage of net sales was driven primarily from the improvement in operating expense leverage discussed above.

Interest Expense

Total interest expense increased $1,820 to $3,656 for the thirteen weeks ended March 25, 2016 from $1,836 for the thirteen weeks ended March 27, 2015. This increase can be attributed to higher levels of debt related to the financing of the Del Monte acquisition.

Provision for Income Taxes

For the thirteen weeks ended March 25, 2016, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended March 27, 2015, our effective income tax rate was 41.5%.

Net Income

Reflecting the factors described above, net income increased $26 to $993 for the thirteen weeks ended March 25, 2016, compared to net income of $967 for the thirteen weeks ended March 27, 2015.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen weeks ended March 25, 2016 is as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 25, 2016		March 27, 2015
Center of the Plate	$127,095	49%	$71,782	36%
Dry Goods	44,768	17%	42,005	21%
Pastry	35,421	13%	33,962	17%
Cheese	20,386	8%	19,757	10%
Oils and Vinegar	13,770	5%	12,968	7%
Dairy	16,916	6%	13,488	7%
Kitchen Supplies	4,045	2%	3,929	2%

Total	$262,401	100%	$197,891	100%

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.

Senior Secured Credit Facilities

On April 25, 2012, the Company and certain of its subsidiaries entered into a senior secured credit facility (the “Credit Agreement”) with the group of lenders with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent. Subsequent to that date, the Credit Agreement has been amended and restated (the “Amended and Restated Credit Agreement”) to meet the changing requirements of the Company.

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

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The commitments under the Revolving Credit Facility expire on April 25, 2017 and any Revolving Credit Loans then outstanding will be payable in full at that time. As of March 25, 2016, we had $43,405 of availability under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement.

Current borrowings under the Amended and Restated Credit Agreement bear interest according to a pricing grid based upon our Total Leverage Ratio. As of March 25, 2016 our interest rate was 3.8%.

The Amended and Restated Credit Agreement has covenants for Total Leverage Ratio, Senior Leverage Ratio and Fixed Charge Ratio. As of March 25, 2016, the Company was in compliance with all debt covenants under the Amended and Restated Credit Agreement, as amended.

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

As of March 25, 2016, DHP was in compliance with all debt covenants under the NMTC Loan.

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

The Note Purchase and Guarantee Agreement contains financial covenants related to leverage and fixed charges that are substantially the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended. As of March 25, 2016, the Company was in compliance with all debt covenants under the Notes and the Note Purchase and Guarantee Agreement, as amended.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. Interest is payable annually in cash with the first interest payment due on April 6, 2016. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.

Liquidity

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2016 will be approximately $14,000. The significant decrease from $21,656 in fiscal 2015 in projected capital expenditures in fiscal 2016 as compared to fiscal 2015 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our Revolving Credit Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

Net cash provided by operations was $8,915 for thirteen weeks ended March 25, 2016, an increase of $1,708 from the $7,207 provided by operations for thirteen weeks ended March 27, 2015. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income, partially offset by a decrease in cash provided by changes in working capital and other operating assets and liabilities. During the first quarter of fiscal 2016 net income increased by $26 and, embedded within the net income increase, non-cash charges increased by $5,171, representing an overall increase of cash provided through net income of $5,197. The primary cause for this increase is the organic growth of the Company as well as the cash generating impacts of the Del Monte acquisition. Offsetting these positive impacts were increased interest costs and income tax payments. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used for accounts payable of $5,011 and a decrease in cash provided by inventory of $2,623 and prepaid expenses and other current assets of $1,891, offset by an increase in cash provided from accounts receivables of $6,583.

Net cash used in investing activities was $3,161 for thirteen weeks ended March 25, 2016, a decrease of $4,376 from the net cash used in investing activities of $7,537 for the thirteen weeks ended March 27, 2015. The decrease in net cash used was primarily due to lower capital expenditures the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities offset, in part, by the sale of one of our owned facilities in the thirteen weeks ended March 27, 2015.

Net cash used in financing activities was $5,576 for the thirteen weeks ended March 25, 2016, an increase of $4,650 from the $926 used in financing activities for the thirteen weeks ended March 27, 2015. This increase was primarily due to the payments made to pay down our revolving credit facility in the thirteen weeks ended March 25, 2016, the result of improved cash flow from operations and lower capital expenditures. This increase was offset in part, by payments of contingent earn-out obligations which were made in the thirteen weeks ended March 27, 2015 that did not reoccur in the thirteen weeks ended March 25, 2015.

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

Off-Balance Sheet Arrangements

As of March 25, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $113,333 and $124,139, net of the allowance for doubtful accounts of $5,875 and $5,803, as of March 25, 2016 and December 25, 2015, respectively.

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

In fiscal 2015, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. We have noted no indicators of impairment during the thirteen weeks ended March 25, 2016. Total goodwill as of March 25, 2016 and December 25, 2015 was $155,848 and $155,816, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2016 or 2015 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of March 25, 2016 and December 25, 2015 were $129,500 and $132,211, respectively.

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

As of March 25, 2016, we had an aggregate $93.2 million of indebtedness outstanding under the Revolving Credit Facility and Term Loan Facility and $3.4 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $564 per annum, holding other variables constant.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal period that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 25, 2016, the Company has transitioned four of the six divisions of Del Monte from the legacy Del Monte ERP system to the Company’s protein group ERP system.  The Company plans to complete the Del Monte system transition during fiscal 2016.

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

ITEM 1A.	RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 4, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2015 to January 22, 2016	6,149	$13.98	—	—
January 23, 2016 to February 19, 2016	2,076	$13.16	—	—
February 20, 2016 to March 25, 2016	9,253	$19.84	—	—
Total	17,478	$16.98	—	—

___________

(1)	During the thirteen weeks ended March 25, 2016, we withheld 17,478 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Bylaws of the Company, dated as of May 3, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2016.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

May 4, 2016	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

