Form 10-Q
period 2016-06-24
Chefs' Warehouse, Inc.
filed 2016-08-03
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at July 28, 2016: 26,231,889

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to service customers from its new Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 4, 2016 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 24, 2016 (unaudited)	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,251	$2,454
Accounts receivable, net of allowance of $6,150 in 2016 and $5,803 in 2015	119,491	124,139
Inventories, net	91,257	92,758
Deferred taxes, net	5,318	5,256
Prepaid expenses and other current assets	21,865	9,164
Total current assets	286,182	233,771
Equipment and leasehold improvements, net	57,158	54,283
Software costs, net	6,757	4,511
Goodwill	155,263	155,816
Intangible assets, net	126,780	132,211
Other assets	3,443	3,089
Total assets	$635,583	$583,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,601	$64,888
Accrued liabilities	20,643	24,258
Accrued compensation	6,601	7,732
Current portion of long-term debt	13,285	6,030
Total current liabilities	95,130	102,908
Long-term debt, net of current portion	332,624	266,207
Deferred taxes, net	9,629	9,316
Other liabilities and deferred credits	15,645	17,286
Total liabilities	453,028	395,717
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 24, 2016 and December 25, 2015	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,339,319 and 26,290,675 shares issued and outstanding June 24, 2016 and December 25, 2015, respectively	263	263
Additional paid in capital	126,117	125,170
Cumulative foreign currency translation adjustment	(1,843)	(2,949)
Retained earnings	58,018	65,480
Stockholders’ equity	182,555	187,964
Total liabilities and stockholders’ equity	$635,583	$583,681

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	June 24, 2016	June 26, 2015
Net sales	$291,209	$280,851
Cost of sales	219,406	209,137
Gross profit	71,803	71,714
Operating expenses	60,615	62,381
Operating income	11,188	9,333
Interest expense	25,667	3,574
(Loss) income before income taxes	(14,479)	5,759
Provision for income tax (benefit) expense	(6,024)	2,396
Net (loss) income	$(8,455)	$3,363
Other comprehensive (loss) income:
Foreign currency translation adjustments	521	(207)
Comprehensive (loss) income	$(7,934)	$3,156
Net (loss) income per share:
Basic	$(0.33)	$0.13
Diluted	$(0.33)	$0.13
Weighted average common shares outstanding:
Basic	25,912,686	25,726,851
Diluted	25,912,686	26,884,238

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Twenty-six Week Period Ended
	June 24, 2016	June 26, 2015
Net sales	$552,045	$477,623
Cost of sales	414,284	356,152
Gross profit	137,761	121,471
Operating expenses	121,213	108,997
Operating income	16,548	12,474
Interest expense	29,323	5,411
Loss (gain) on asset disposal	3	(349)
(Loss) income before income taxes	(12,778)	7,412
Provision for income tax (benefit) expense	(5,316)	3,081
Net (loss) income	$(7,462)	$4,331
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,106	(368)
Comprehensive (loss) income	$(6,356)	$3,963
Net (loss) income per share:
Basic	$(0.29)	$0.17
Diluted	$(0.29)	$0.17
Weighted average common shares outstanding:
Basic	25,898,368	25,196,704
Diluted	25,898,368	25,246,749

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Twenty-six Week Period Ended
	June 24, 2016	June 26, 2015
Cash flows from operating activities:
Net (loss) income	$(7,462)	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,937	2,594
Amortization	5,567	4,589
Provision for allowance for doubtful accounts	1,552	1,266
Deferred rent	1,423	313
Deferred taxes	790	(1,055)
Amortization of deferred financing fees	675	565
Loss on debt extinguishment	22,310	—
Stock compensation	1,369	2,420
Change in fair value of contingent earn-out liability	(1,815)	248
Loss (gain) on sale of assets	3	(349)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,215	(3,538)
Inventories	1,735	(4,848)
Prepaid expenses and other current assets	(11,799)	2,070
Accounts payable, accrued liabilities and accrued compensation	(16,559)	(1,989)
Other liabilities	(177)	202
Other assets	(463)	(307)
Net cash provided by operating activities	3,301	6,512
Cash flows from investing activities:
Capital expenditures	(8,034)	(15,156)
Proceeds from asset disposals	—	1,516
Cash paid for acquisitions, net of cash received	—	(123,893)
Net cash used in investing activities	(8,034)	(137,533)
Cash flows from financing activities:
Payment of debt	(130,474)	(5,448)
Proceeds from term loan	301,950	—
Debt prepayment penalty and other fees	(21,219)	—
Cash paid for deferred financing fees	(6,189)	—
Proceeds from senior secured notes	—	25,000
Surrender of shares to pay withholding taxes	(424)	(869)
Cash paid for contingent earn-out liability	—	(1,420)
Borrowings under revolving credit facility	33,200	160,300
Payments under revolving credit facility	(126,582)	(47,400)
Net cash provided by financing activities	50,262	130,163
Effect of foreign currency on cash and cash equivalents	268	(99)
Net increase (decrease) in cash and cash equivalents	45,797	(957)
Cash and cash equivalents-beginning of period	2,454	3,328
Cash and cash equivalents-end of period	$48,251	$2,371
Supplemental cash flow disclosures:
Cash paid for income taxes	$7,910	$6,509
Cash paid for interest, net of loss on debt extinguishment	$8,582	$4,860
Non-cash investing activity:
Convertible notes issued for acquisitions	$—	$36,750
Contingent earn-out liabilities for acquisitions	$—	$7,871
Common stock issued for acquisitions	$—	$24,689

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

(Information as of June 24, 2016 and for the thirteen and twenty-six weeks ended
June 24, 2016 and June 26, 2015 is unaudited)

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2016, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 24, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Changes have been made to the prior period presentation in the condensed consolidated statements of operations and comprehensive income to conform to the current period presentation. Amounts previously included in operating expenses are now included in net sales and cost of sales and amounts previously included in sales have been netted against cost of sales. The impact of these reclassifications is included below:

Thirteen weeks ended June 26, 2015	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously reported	$282,882	$211,074	$71,808	$62,475
Income statement reclassifications	(2,031)	(1,937)	(94)	(94)
Current presentation	$280,851	$209,137	$71,714	$62,381

Twenty-six weeks ended June 26, 2015	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously reported	$481,758	$359,610	$122,148	$109,674
Income statement reclassifications	(4,135)	(3,458)	(677)	(677)
Current presentation	$477,623	$356,152	$121,471	$108,997

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

In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

In March 2016, the FASB issued guidance to simplify the accounting for stock compensation. This guidance requires that all excess tax benefits and deficiencies be recognized as income tax expense in the period in which they occur and that they be reflected as an operating activity in the statement of cash flows. Current GAAP requires excess tax benefits to be recognized as additional paid in capital and as a financing activity in the statement of cash flows. In addition, the guidance gives companies the option of estimating the number of awards that will ultimately vest or accounting for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We expect to adopt this guidance when effective and are evaluating the impact this standard will have on our financial statements.

Guidance Adopted in 2016

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this guidance retrospectively during the first quarter of 2016. As a result of adopting this guidance, total assets and total liabilities as of December 25, 2015 decreased as follows.

	Other Assets	Total assets	Current portion of long-term debt	Total current liabilities	Long-term debt	Total liabilities	Total liabilities and stockholders’ equity
Previously reported	$5,626	$586,218	$6,266	$103,144	$268,508	$398,254	$586,218
Simplifying the Presentation of Debt Issuance Costs	(2,537)	(2,537)	(236)	(236)	(2,301)	(2,537)	(2,537)
Current presentation	$3,089	$583,681	$6,030	$102,908	$266,207	$395,717	$583,681

Note 2	(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net (loss) income per share:
Basic	$(0.33)	$0.13	$(0.29)	$0.17
Diluted	$(0.33)	$0.13	$(0.29)	$0.17
Weighted average common shares:
Basic	25,912,686	25,726,851	25,898,368	25,196,704
Diluted	25,912,686	26,884,238	25,898,368	25,246,749

Reconciliation of net (loss) income per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Numerator:
Net (loss) income	$(8,455)	$3,363	$(7,462)	$4,331
Add effect of dilutive securities:
Interest on convertible notes, net of tax	—	132	—	—
Adjusted net (loss) income	$(8,455)	$3,495	$(7,462)	$4,331
Denominator:
Weighted average basic common shares outstanding	25,912,686	25,726,851	25,898,368	25,196,704
Dilutive effect of unvested common shares	—	42,390	—	50,045
Dilutive effect of convertible notes	—	1,114,997	—	—
Weighted average diluted common shares outstanding	25,912,686	26,884,238	25,898,368	25,246,749

The weighted average shares outstanding for the thirteen weeks ended June 24, 2016 did not include the impact of 317,330 Restricted Share Awards (RSAs), or 1,237,374 shares from the convertible subordinated notes issued in connection with our acquisition of Del Monte Capital Meat Co. and certain related entities (Del Monte) as they were deemed to be anti-dilutive. The weighted average shares outstanding for the twenty-six weeks ended June 24, 2016 and June 26, 2015 did not include the impact of 317,330 and 45,106 Restricted Share Awards (RSAs), respectively, or 1,237,374 shares from the convertible subordinated notes issued in connection with our acquisition of Del Monte Capital Meat Co. and certain related entities (Del Monte) as they were deemed to be anti-dilutive.

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

Assets and Liabilities Measured at Fair Value

As of June 24, 2016, the Company’s only asset or liability measured at fair value was the contingent earn-out liability for the Del Monte acquisition. This liability was estimated using Level 3 inputs and had a fair value of $13,661 at June 24, 2016. This liability is reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Subsequent to June 24, 2016, the Company and the former owners of Allen Brothers, reached a settlement that fixed the value of the remaining earn-out payments related to the Allen Brothers acquisition. As such, the remaining Allen Brothers earn-out liability is no longer measured using Level 3 inputs. See Note 12 for further information regarding the settlement of the Allen Brothers earn-out liability.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	Allen Brothers	Total
Balance December 25, 2015	$13,792	$4,344	$18,136
Gain on settlement	—	(1,684)	(1,684)
Reclassification from Level 3	—	(2,660)	(2,660)
Changes in fair value	(131)	—	(131)
Balance June 24, 2016	$13,661	$—	$13,661

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of June 24, 2016 and December 25, 2015, as these instruments had variable interest rates that reflected current market rates available to the Company. The carrying amount of the Company’s senior secured notes at December 25, 2015 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates available to the Company for similar instruments. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	June 24, 2016		December 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$33,024	$36,750	$34,300

Note 4	Acquisitions

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

On April 6, 2015, the Company acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively “Del Monte”). Del Monte supplies high quality USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The aggregate purchase price paid by the Company was approximately $184,074. Approximately $123,893 was paid in cash initially, through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). During the second quarter of fiscal 2016, the Company finalized the net working capital adjustment as included in the initial purchase agreement. In July 2016, the Company received $1,258 out of escrow (see Note 12), in final settlement of the net working capital true-up. The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $13,661 at June 24, 2016. The Company expensed $1,546 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the fiscal year ended December 25, 2015. The Company has finalized a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets are being valued at fair value using Level 3 inputs. Customer lists are being amortized over 15 years and trademarks are being amortized over 20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. For the thirteen weeks ended June 24, 2016, the Company reflected net sales and income before taxes and amortization of intangibles of $56,542 and $3,056, respectively, for Del Monte in its condensed consolidated statement of operations. For the twenty-six weeks ended June 24, 2016, the Company reflected net sales and income before taxes and amortization of intangibles of $108,671 and $7,131, respectively, for Del Monte in its condensed consolidated statement of operations.

Del Monte
Current assets (includes cash acquired)	$31,509
Customer Relationships	62,246
Trademarks	29,261
Goodwill	76,892
Fixed assets	5,652
Other assets	137
Earn-out liability	(13,139)
Deferred tax liability	(361)
Convertible subordinated notes	(36,750)
Issuance of common shares	(24,689)
Current liabilities	(8,123)
Cash purchase price	$122,635

Note 5	Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,732 and $1,956 at June 24, 2016 and December 25, 2015, respectively.

Note 6	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 24, 2016	December 25, 2015
Land	Indefinite	$1,571	$1,571
Buildings	20 years	2,802	2,740
Machinery and equipment	5-10 years	12,527	10,739
Computers, data processing and other equipment	3-7 years	8,317	7,598
Leasehold improvements	7-22 years	44,094	41,653
Furniture and fixtures	7 years	2,356	1,488
Vehicles	5-7 years	2,072	2,077
Other	7 years	95	95
Construction-in-process		8,088	8,884
		81,922	76,845
Less: accumulated depreciation and amortization		(24,764)	(22,562)
Equipment and leasehold improvements, net		$57,158	$54,283

Construction-in-process at June 24, 2016 related primarily to the implementation of its Enterprise Resource Planning (“ERP”) system. The rollout of our ERP system will continue throughout fiscal 2016 and 2017. Construction-in-process at December 25, 2015 related primarily to the build out of the Company’s new distribution facility in San Francisco, CA and the implementation of its ERP system.

At June 24, 2016 and December 25, 2015, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $19 and $24 on these assets during the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively and $43 and $48 on these assets during the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

Depreciation expense on equipment and leasehold improvements was $1,332 and $1,419 for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively and $2,176 and $2,025 for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

Capitalized software is recorded net of accumulated amortization of $4,469 and $3,751 at June 24, 2016 and December 25, 2015, respectively. Depreciation expense on software was $380 and $264 for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively and $718 and $521 for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

During the thirteen weeks ended June 24, 2016 and June 26, 2015, the Company incurred interest expense of $25,667 and $3,574, respectively. The Company capitalized interest expense of $0 and $252, respectively, during the same periods. During the twenty-six weeks ended June 24, 2016 and June 26, 2015, the Company incurred interest expense of $29,323 and $5,411, respectively. The Company capitalized interest expense of $0 and $739, respectively, during the same periods. Capitalized interest was related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

Note 7	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2015	$155,816
Goodwill decreases	(614)
Foreign currency translation	61
Carrying amount as of June 24, 2016	$155,263

The change in goodwill is from the settlement of the Del Monte working capital adjustment (see Note 12) and the finalization of the Del Monte opening balance sheet.

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at June 24, 2016 and December 25, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
June 24, 2016:
Customer relationships	$94,189	(16,256)	$77,933
Non-compete agreements	7,166	(4,900)	2,266
Trademarks	52,616	(6,035)	46,581
Total	$153,971	(27,191)	$126,780

December 25, 2015:
Customer relationships	$94,097	(12,755)	$81,342
Non-compete agreements	7,166	(4,213)	2,953
Trademarks	52,549	(4,633)	47,916
Total	$153,812	(21,601)	$132,211

Amortization expense for other intangibles was $2,784 and $3,244 for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively and $5,567 and $4,589 for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively.

Estimated amortization expense for other intangibles for the fiscal year ending December 30, 2016 and each of the next four fiscal years and thereafter is as follows:

2016	$10,791
2017	10,756
2018	9,617
2019	9,340
2020	9,067
Thereafter	82,640
Total	$132,211

Note 8	Debt Obligations

Debt obligations as of June 24, 2016 and December 25, 2015 consisted of the following:

	June 24, 2016	December 25, 2015
Senior secured term loan	$305,000	$—
Convertible subordinated notes	36,750	36,750
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	3,169	3,961
Senior secured notes	—	125,000
Revolving credit facility	—	93,382
Term loan	—	4,681
Deferred finance fees and original issue discount	(10,010)	(2,537)
Total debt obligations	345,909	272,237
Less: current installments	(13,285)	(6,030)
Total debt obligations excluding current installments	$332,624	$266,207

On June, 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down the revolving credit facility, $96,400, the previous term loan, $1,681 and the senior secured notes, $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive e of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Use of the DDTL is subject to the Company’s consolidated Total Leverage Ratio (as defined in the Term Loan Credit Agreement) not exceeding 4.90:1.00 and the satisfaction of other customary conditions. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis.

The final maturity of the Term Loan Facility is June 22, 2022. Subject to adjustment for prepayments, the Company is required to make quarterly amortization payments on the Term Loans in an amount equal to 0.25% of the aggregate principal amount of the Term Loans.

Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. A commitment fee is payable in respect of the amount of the undrawn DDTL commitments equal to a percentage equal to 50% of the interest rate with respect to Term Loans accruing interest based on the adjusted LIBO rate. The interest rate on this facility at June 24, 2016 was 5.8%

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement.

Asset Based Loan Facility

On June 22, 2016, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which JPMorgan Chase Bank, N.A., acts as administrative agent and collateral agent. The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $75,000. Availability under the ABL Facility will be limited to a borrowing base consisting of the difference of (a) the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves minus (b) outstanding borrowings. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000. The ABL Facility matures on June 22, 2021.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.

The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base.

There were no outstanding balances under the ABL as of June 24, 2016. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of June 24, 2016, the Company was in compliance with all debt covenants and the Company had reserved $7,045 of the ABL facility for the issuance of letters of credit. As of June 24, 2016, funds totaling $67,955 were available for borrowing under the ABL facility.

Note 9	Stockholders Equity

During the twenty-six weeks ended June 24, 2016, the Company granted 147,972 restricted stock awards (“RSAs”) to its employees and independent directors at a weighted average grant date fair value of $19.46 each. These awards are a mix of time and performance based grants which will vest over periods of two to four years. During the thirteen and twenty-six weeks ended June 24, 2016, the Company recognized expense totaling $192 and $247 on these RSAs and $400 and $851 of expense for RSAs issued in prior years.

During March 2016, the Company granted 259,577 non-qualified stock options with market condition provisions to its employees at a weighted average grant date fair value of $9.44 each. These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for 20 consecutive days within four years of issuance to meet the market condition threshold. During the thirteen and twenty-six weeks ended June 24, 2016, the Company recognized expense totaling $216 and $272 on these options, respectively.

At June 24, 2016, the Company had 317,330 unvested RSAs outstanding. At June 24, 2016, the total unrecognized compensation cost for these unvested RSAs was $5,296 and the weighted-average remaining useful life was approximately 19 months. Of this total, $3,947 related to RSAs with time-based vesting provisions and $1,349 related to RSAs with performance-based vesting provisions. At June 24, 2016, the weighted-average remaining useful lives for time-based vesting RSAs and performance-based vesting RSAs were approximately 18 months and 26 months, respectively. No compensation expense related to the Company’s RSAs has been capitalized.

As of June 24, 2016, there were 630,809 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 10	Related Parties

The Company previously leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates of those individuals. Expenses related to these facilities totaled $133 and $457, respectively, during the thirteen weeks ended June 24, 2016 and June 26, 2015 and $350 and $914, respectively during the twenty-six weeks ended June 24, 2016 and June 26, 2015. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“Leasing”), an entity controlled by the Company’s founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis (the brother-in-law of Messrs. Pappas) owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $29 and $32, respectively, of products from the Company during the thirteen weeks ended June 24, 2016 and June 26, 2015 and approximately $56 and $59, respectively, of products from the Company during the twenty-six weeks ended June 24, 2016 and June 26, 2015. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $0 and $74, respectively for the thirteen weeks ended June 24, 2016 and June 26, 2015 and $0 and $106, respectively for the twenty-six weeks ended June 24, 2016 and June 26, 2015 for use of such aircraft. All payments were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest.

The Company paid $139 and $158 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively and $268 and $416 during the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr Goldstone became a director of the Company on March 7, 2016. During the thirteen and twenty-six weeks ended June 24, 2016 the Company purchased approximately $184 and $230 worth of products from ConAgra Foods, Inc.

With the acquisition of Del Monte, the Company acquired two warehouse facilities that the Company leases from certain prior owners of Del Monte. Three of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti and 50% by Theresa Lincoln, John DeBenedetti’s sister. The Company paid rent on this facility totaling $53 and $52, respectively, for the thirteen weeks ended June 24, 2016 and June 26, 2015 and $105 and $52, respectively, for the twenty-six weeks ended June 24, 2016 and June 26, 2015. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $57 and $56, respectively, for the thirteen weeks ended June 24, 2016 and June 26, 2015 and $112 and $56, respectively, for the twenty-six weeks ended June 24, 2016 and June 26, 2015. John DeBenedetti, Theresa Lincoln and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $189 and $233, respectively, of products during the thirteen weeks ended June 24, 2016 and June 26, 2014, and approximately $337 and $233, respectively, of products during the twenty-six weeks ended June 24, 2016 and June 26, 2014. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions.

Note 11	Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from Leasing (an entity controlled by the Company’s founders). Leasing leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and Leasing’s obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of Leasing’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,423 at June 24, 2016. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and Leasing remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with Leasing, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, Leasing is in the process of refinancing its mortgage with another lender. The Company, upon completion of the refinancing, expects that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of Leasing’s mortgage loan.

Note 12	Subsequent Event

On June 27, 2016 the Company acquired substantially all the assets of M.T. Foodservice, Inc., a specialty food distributor based out of Chicago, IL. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing and an additional $500 payable in eighteen months after the closing date. The selling price may be increased by an additional $500 provided certain performance metrics are met in the post-acquisition period. The final purchase price is subject to a customary working capital true-up. The initial accounting for the M.T. Foodservice, Inc. acquisition was incomplete as of the date of issuance of the Company’s financial statements as management had not completed its analysis of the opening balance sheet. As such the disclosures of (i) the preliminary allocation of assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date and (ii) the level of goodwill and other intangible assets and their respective estimated useful lives are not disclosed herein.

On July 6, 2016, the Company received $1,258 from the escrow account established with the former owners of Del Monte for the final working capital adjustment related to the Del Monte acquisition.

On July 8, 2016 the Company settled its earn-out agreements with the prior owners of Allen Brothers. The settlement resulted in the Company paying the prior owners $2,660 in full settlement of the earn-out obligation. The Company recorded a gain of $1,684 in operating expenses during the second quarter of 2016 related to this settlement.

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

RECENT ACQUISITIONS

On June 27, 2016 the Company acquired substantially all the assets of M.T. Foodservice, Inc., a specialty food distributor based out of Chicago, IL. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing and an additional $500 payable in eighteen months after the closing date. The selling price may be increased by an additional $500 provided certain performance metrics are met in the post-acquisition period. The final purchase price is subject to a customary working capital true-up.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, “Del Monte”) for an aggregate purchase price of approximately $184,074. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

●	$123,893 was paid in cash initially, through cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020. During the second quarter of fiscal 2016, the Company finalized the net working capital adjustment as included in the initial purchase agreement and in July 2016 received $1,258 out of escrow;
●	approximately 1.1 million shares of our common stock (valued at $22.17 per share); and
●	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.2 million square feet in 22 distribution facilities at June 24, 2016. From the second half of fiscal 2013 through the first half of fiscal 2016, we have invested significantly in acquisitions, infrastructure and management.

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

On June, 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down the revolving credit facility, $96,400, the previous term loan, $1,681 and the senior secured notes, $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive e of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3%	74.5%	75.0%	74.6%
Gross profit	24.7%	25.5%	25.0%	25.4%
Operating expenses	20.8%	22.2%	22.0%	22.8%
Operating income	3.9%	3.3%	3.0%	2.6%
Other expense:
Interest expense and gain on sale of asset	8.8%	1.3%	5.3%	1.1%
Total other expense	8.8%	1.3%	5.3%	1.1%
(Loss) income before income tax expense	(4.9)%	2.0%	(2.3)%	1.5%
Provision for income taxes	(2.1)%	0.9%	(1.0)%	0.6%
Net (loss) income	(2.8)%	1.1%	(1.3)%	0.9%

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

Thirteen Weeks Ended June 24, 2016 Compared to Thirteen Weeks Ended June 26, 2015

Net Sales

Our net sales for the thirteen weeks ended June 24, 2016 increased approximately 3.7%, or $10,358, to $291,209 from $280,851 for the thirteen weeks ended June 26, 2015. Organic growth contributed $6,325, or 2.3% to sales growth in the quarter. The remaining sales growth of $4,033, or 1.4% represents one week of Del Monte sales and resulted from the acquisition of Del Monte during the second week of the quarter ended June 26, 2015. Internally calculated deflation was approximately 1.2% during the quarter, consisting of 0.9% deflation in our specialty division and deflation of 1.8% in our protein division.

Gross Profit

Gross profit increased approximately 0.1%, or $89, to $71,803 for the thirteen weeks ended June 24, 2016, from $71,714 for the thirteen weeks ended June 26, 2015. Gross profit margin decreased approximately 87 basis points to 24.7% from 25.5%. Gross profit margins decreased approximately 44 basis points in the Company’s specialty division compared to very strong margins in the second quarter of the prior year. Gross profit margins decreased approximately 175 basis points in the protein division due to challenges passing through beef prices as well as continued integration challenges at Del Monte.

Operating Expenses

Total operating expenses decreased by approximately 2.8%, or $1,766, to $60,615 for the thirteen weeks ended June 24, 2016 from $62,381 for the thirteen weeks ended June 26, 2015. As a percentage of net sales, operating expenses were 20.8% in the second quarter of 2016 compared to 22.2% in the second quarter of 2015. The decrease in the Company’s operating expense ratio is largely attributable to lower transaction costs of $3,250 related to the Company’s acquisition of Del Monte in 2015, a reduction in the estimated fair value of earn-out obligations of $1,678, offset in part by higher warehouse labor and occupancy related costs of $1,731 associated with the Company’s new warehouse.

Operating Income

Operating income increased by approximately 19.9%, or $1,855, to $11,188 for the thirteen weeks ended June 24, 2016 from $9,333 for the thirteen weeks ended June 26, 2015. As a percentage of net sales, operating income increased to 3.9% for the thirteen weeks ended June 24, 2016 from 3.3% for the thirteen weeks ended June 26, 2015. The increase in operating income as a percentage of net sales was driven primarily from the improvement in operating expense leverage discussed above, partially offset by a decrease in gross profit margins.

Interest Expense

Total interest expense increased $22,093 to $25,667 for the thirteen weeks ended June 24, 2016 from $3,574 for the thirteen weeks ended June 26, 2015. The increase was primarily due to the refinancing of the Company’s debt on June, 22, 2016. As part of the refinancing, the Company retired its previous revolving credit facility, term loan and senior secured notes. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. This retirement was accounted for as a debt extinguishment and the loss on debt extinguishment of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees is reflected in interest expense in the thirteen weeks ended June 24, 2016.

Provision for Income Taxes

For the thirteen weeks ended June 24, 2016, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended June 26, 2015, our effective income tax rate was 41.6%.

Net (Loss) Income

Reflecting the factors described above, net income decreased $11,818 to $(8,455) for the thirteen weeks ended June 24, 2016, compared to net income of $3,363 for the thirteen weeks ended June 26, 2015.

Twenty-six Weeks Ended June 24, 2016 Compared to Twenty-six Weeks Ended June 26, 2015

Net Sales

Our net sales for the twenty-six weeks ended June 24, 2016 increased approximately 15.6%, or $74,422, to $552,045 from $477,623 for the twenty-six weeks ended June 26, 2015. The increase in net sales was primarily the result of the Del Monte acquisition on April 6, 2015 and organic sales growth. Del Monte contributed approximately $55,927, or 11.7%, to net sales growth for the twenty-six weeks ended June 24, 2016. Organic growth contributed the remaining approximately $18,495, or 3.9%, of total net sales growth. Internally calculated deflation was approximately 0.4% during the twenty-six weeks ended June 24, 2016, driven largely by deflation in protein.

Gross Profit

Gross profit increased approximately 13.4%, or $16,290, to $137,761 for the twenty-six weeks ended June 24, 2016, from $121,471 for the twenty-six weeks ended June 26, 2015. Gross profit margin decreased approximately 48 basis points to 25.0% in the twenty-six weeks ended June 24, 2016 from 25.4% in the twenty-six weeks ended June 26, 2015. Gross profit margins decreased approximately 46 basis points in the Company’s specialty division and increased 33 basis points in the protein division compared to strong margins in the twenty-six weeks ended June 26, 2015.

Operating Expenses

Total operating expenses increased by approximately 11.2%, or $12,216, to $121,213 for the twenty-six weeks ended June 24, 2016 from $108,997 for the twenty-six weeks ended June 26, 2015. As a percentage of net sales, operating expenses were 22.0% in the twenty-six weeks ended June 24, 2016 compared to 22.8% in the twenty-six weeks ended June 26, 2015. The decrease in the Company’s operating expense ratio is largely attributable to lower transaction costs of $4,041 related to the Company’s acquisition of Del Monte in 2015, a reduction in the estimated fair value of earn-out obligations of $2,063, offset in part by higher warehouse labor and occupancy related costs of $3,685 associated with the Company’s new warehouse.

Operating Income

Operating income increased by approximately 32.6%, or $4,074, to $16,548 for the twenty-six weeks ended June 24, 2016 from $12,474 for the twenty-six weeks ended June 26, 2015. As a percentage of net sales, operating income increased to 3.0% for the twenty-six weeks ended June 24, 2016 from 2.6% for the twenty-six weeks ended June 26, 2015. The increase in operating income as a percentage of net sales was driven primarily from the improvement in operating expense leverage discussed above.

Interest Expense

Total interest expense increased $23,912 to $29,323 for the twenty-six weeks ended June 24, 2016 from $5,411 for the twenty-six weeks ended June 26, 2015. The increase was primarily due to the refinancing of the Company’s debt on June, 22, 2016. As part of the refinancing, the Company retired its previous revolving credit facility, term loan and senior secured notes. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. This retirement was accounted for as a debt extinguishment and the loss on debt extinguishment of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees is reflected in interest expense in the twenty-six weeks ended June 24, 2016. In addition, the Company had higher overall debt levels in fiscal 2016 as a result of financing the Del Monte acquisition in the second quarter of fiscal 2015.

Provision for Income Taxes

For the twenty-six weeks ended June 24, 2016, we recorded an effective income tax rate of 41.6%. For the twenty-six weeks ended June 26, 2015, our effective income tax rate was 41.6%.

Net (Loss) Income

Reflecting the factors described above, net income decreased $11,793 to $(7,462) for the twenty-six weeks ended June 24, 2016, compared to net income of $4,331 for the twenty-six weeks ended June 26, 2015.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen and twenty-six weeks ended June 24, 2016 and June 26, 2015 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
Center of the Plate	$145,592	50%	$137,540	49%	$271,121	49%	$208,204	44%
Dry Goods	48,790	17%	47,774	17%	93,559	17%	89,779	19%
Pastry	36,439	12%	36,901	13%	71,859	13%	70,863	15%
Cheese	22,797	8%	22,882	8%	43,183	8%	42,639	9%
Oils and Vinegar	15,565	5%	14,957	5%	29,336	5%	27,925	5%
Dairy	17,258	6%	16,234	6%	34,174	6%	29,722	6%
Kitchen Supplies	4,768	2%	4,563	2%	8,813	2%	8,491	2%

Total	$291,209	100.0%	$280,851	100.0%	$552,045	100.0%	$477,623	100.0%

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.

On June, 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down the revolving credit facility, $96,400, the previous term loan, $1,681 and the senior secured notes, $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive e of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent.

The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Use of the DDTL is subject to the Company’s consolidated Total Leverage Ratio (as defined in the Term Loan Credit Agreement) not exceeding 4.90:1.00 and the satisfaction of other customary conditions.

Additionally, the co-borrowers under the Term Loan Facility includes an accordion which permits the co-borrowers to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis.

The final maturity of the Term Loan Facility is June 22, 2022. Subject to adjustment for prepayments, the Company is required to make quarterly amortization payments on the Term Loans in an amount equal to 0.25% of the aggregate principal amount of the Term Loans.

All of the indebtedness outstanding under the Term Loan Facility is guaranteed by the Company and the current and future domestic subsidiaries of CW Parent and Dairyland (other than Dairyland HP, LLC). In addition, the Term Loan Facility is secured by a pledge of the equity interests of the Company’s current and future domestic subsidiaries (other than Dairyland HP, LLC) and by a first priority security interest (subject to certain permitted liens) in substantially all of the personal property and other assets of the Company and its current and future domestic subsidiaries (other than Dairyland HP, LLC), other than the assets and property securing the ABL Facility on a first priority basis described above under “Asset-Based Loan Facility” (which assets secure the Term Loan Facility on a second priority basis).

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. A commitment fee is payable in respect of the amount of the undrawn DDTL commitments equal to a percentage equal to 50% of the interest rate with respect to Term Loans accruing interest based on the adjusted LIBO rate.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement.

Borrowings under the Term Loan Facility in the amount of $305,000 were used to repay the Company’s senior secured notes on June 22, 2016, as well as the prior term loan and revolving credit facility. Additionally, $14,000 was borrowed under the DDTL on June 27, 2016 to finance the M.T. Foodservice, Inc. acquisition. Remaining funds under the DDTL and the accordion will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

Asset Based Loan Facility

On June 22, 2016, CW Parent and Dairyland, as co-borrowers, and the Company, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse Of Florida, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which JPMorgan Chase Bank, N.A., acts as administrative agent and collateral agent.

The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of $75,000 of which up to $15,000 is available for letters of credit and up to $10,000 is available for short-term borrowings on a swingline basis. Availability under the ABL Facility will be limited to a borrowing base consisting of the difference of (a) the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves minus (b) outstanding borrowings. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000. The ABL Facility matures on June 22, 2021.

All of the indebtedness outstanding under the ABL Facility is guaranteed by the Company and the current and future domestic subsidiaries of CW Parent and Dairyland (other than Dairyland HP, LLC). In addition, the ABL Facility is secured by a first priority security interest (subject to certain permitted liens) in certain property and assets, including accounts, inventory, deposit accounts, securities accounts and other personal property relating to the accounts and inventory, of the Company and its current and future domestic subsidiaries (other than Dairyland HP, LLC), and by a second priority security interest (ranking behind the security interest securing the Term Loan Facility and subject to certain permitted liens) in substantially all of the other personal property and assets of the Company and such subsidiaries.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) 12-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The co-borrowers will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.

The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base.

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

As of June 24, 2016, DHP was in compliance with all debt covenants under the NMTC Loan.

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

Liquidity

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2016 will be approximately $14,000. The significant decrease from $21,656 in fiscal 2015 in projected capital expenditures in fiscal 2016 as compared to fiscal 2015 is the result of the completion of the renovation and expansion of our new Bronx, New York and Las Vegas, Nevada distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

On June 27, 2016 the Company acquired substantially all the assets of M.T. Foodservice, Inc., a specialty food distributor based out of Chicago, IL. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing and an additional $500 payable in eighteen months after the closing date. The selling price may be increased by an additional $500 provided certain performance metrics are met in the post-acquisition period. The acquisition was paid for with cash on hand and drawdown of our delayed draw term loan facility.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

Net cash provided by operations was $3,301 for twenty-six weeks ended June 24, 2016, a decrease of $3,211 from the $6,512 provided by operations for twenty-six weeks ended June 26, 2015. The primary reasons for the decrease in net cash provided by operations was cash used in working capital changes offset by increased cash generated through net income from operations. During the first half of fiscal 2016 net income decreased by $11,793. The primary cause for this decrease in net income was a loss on extinguishment of debt of $22,310, partially offset by the related tax impact on the loss of approximately $9,281. Exclusive of the net impact of the loss on extinguishment, which is a cash flow from financing, net income from operations increased by $1,236. Embedded within the net income from operations increase, non-cash charges increased by $1,910, representing an overall increase of cash provided by operations through net income of $3,146. The primary cause for this increase was the Company’s organic growth as well as the cash generating impacts of the Del Monte acquisition. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used for accounts payable changes of $14,570 and an increase in cash used for prepaid expenses and other current assets changes of $2,518 (exclusive of the tax impact of the loss on debt extinguishment, a financing activity), offset by increases in cash provided by inventory changes of $6,583 and accounts receivable changes of $6,753. The increase in cash used for accounts payable changes of $14,570 was primarily related to the reclassification of $11,620 of book overdrafts from accounts payable to cash because of the influx of cash from the new credit facility on June 22, 2016.

Net cash used in investing activities was $8,034 for twenty-six weeks ended June 24, 2016, a decrease of $129,499 from the net cash used in investing activities of $137,533 for the twenty-six weeks ended June 26, 2015. The decrease in net cash used was primarily due to lower cash paid for acquisitions, resulting from the Del Monte acquisition in 2015 and lower capital expenditures the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities offset, in part, by the sale of one of our owned facilities in the twenty-six weeks ended June 26, 2015.

Net cash provided by financing activities was $50,262 for the twenty-six weeks ended June 24, 2016, a decrease of $79,901 from the $130,163 provided by financing activities for the twenty-six weeks ended June 26, 2015. This decrease was primarily due to the debt issued in 2015 to pay for the Del Monte acquisition.and payments made to pay down our revolving credit facility in the twenty-six weeks ended June 24, 2016, the result of improved cash flow from operations and lower capital expenditures. This increase was offset in part, by payments of contingent earn-out obligations which were made in the twenty-six weeks ended June 26, 2015 that did not reoccur in the twenty-six weeks ended June 24, 2015.

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

Off-Balance Sheet Arrangements

As of June 24, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $119,491 and $124,139, net of the allowance for doubtful accounts of $6,150 and $5,803, as of June 24, 2016 and December 25, 2015, respectively.

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

In fiscal 2015, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. We have noted no indicators of impairment during the twenty-six weeks ended June 24, 2016. Total goodwill as of June 24, 2016 and December 25, 2015 was $155,263 and $155,816, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2016 or 2015 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of June 24, 2016 and December 25, 2015 were $126,780 and $132,211, respectively.

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

Interest Rate Risk

As of June 24, 2016, we had $305.0 million of indebtedness outstanding under the Senior Secured Term Loan and $3.0 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1,799 per annum, holding other variables constant.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal period that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 24, 2016, the Company has transitioned five of the six divisions of Del Monte from the legacy Del Monte ERP system to the Company’s protein group ERP system. The Company plans to complete the Del Monte system transition during fiscal 2016.

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

Except as set forth below there have been no material changes to the risk factors included in “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2015 filed with the SEC on March 4, 2016:

The United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (“Brexit”). As a result of this vote, a process of negotiation has begun to determine the terms of Brexit and of the United Kingdom’s relationship with the European Union going forward. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone and globally and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. As many of our key suppliers are located in the United Kingdom and the European Union, any of these effects of Brexit, and others we cannot anticipate, could negatively impact our European suppliers, causing supply disruption, price increases or other effects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 26, 2016 to April 22, 2016	5,014	$20.19	—	—
April 23, 2016 to May 20, 2016	1,194	$18.72	—	—
May 20, 2016 to June 24, 2016	229	$15.72	—	—
Total	6,437	$19.76	—	—

(1)	During the thirteen weeks ended June 24, 2016, we withheld 6,437 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Form of Restricted Share Award Agreement (Directors)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2016.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

August 3, 2016	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)