Form 10-Q
period 2016-09-23
Chefs' Warehouse, Inc.
filed 2016-11-02
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at October 28, 2016: 26,254,318

THE CHEFS’ WAREHOUSE, INC.

FORM 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):	4

	Condensed Consolidated Balance Sheets at September 23, 2016 and December 25, 2015	4

	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended September 23, 2016 and September 25, 2015	5

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirty-nine weeks ended September 23, 2016 and September 25, 2015	6

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 23, 2016 and September 25, 2015	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signature	29

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from the acquisition of Del Monte Capitol Meat Co. and certain related entities; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to service customers from its Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 4, 2016 and our Form 10-Q filed on August 3, 2016 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 23, 2016 (unaudited)	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,191	$2,454
Accounts receivable, net of allowance of $6,091 in 2016 and $5,803 in 2015	121,493	124,139
Inventories, net	88,979	92,758
Deferred taxes, net	5,502	5,256
Prepaid expenses and other current assets	23,090	9,164
Total current assets	265,255	233,771
Equipment and leasehold improvements, net	59,275	54,283
Software costs, net	6,337	4,511
Goodwill	163,806	155,816
Intangible assets, net	133,904	132,211
Other assets	3,703	3,089
Total assets	$632,280	$583,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,163	$64,888
Accrued liabilities	22,064	24,258
Accrued compensation	7,968	7,732
Current portion of long-term debt	13,615	6,030
Total current liabilities	102,810	102,908
Long-term debt, net of current portion	319,005	266,207
Deferred taxes, net	9.974	9,316
Other liabilities and deferred credits	16,254	17,286
Total liabilities	448,043	395,717
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 23, 2016 and December 25, 2015	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,254,411 and 26,290,675 shares issued and outstanding September 23, 2016 and December 25, 2015, respectively	263	263
Additional paid in capital	126,528	125,170
Cumulative foreign currency translation adjustment	(1,915)	(2,949)
Retained earnings	59,361	65,480
Stockholders’ equity	184,237	187,964
Total liabilities and stockholders’ equity	$632,280	$583,681

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	September 23, 2016	September 25, 2015
Net sales	$297,917	$276,306
Cost of sales	223,525	206,134
Gross profit	74,392	70,172
Operating expenses	66,106	57,319
Operating income	8,286	12,853
Interest expense	5,947	3,902
Loss on asset disposal	40	8
Income before income taxes	2,299	8,943
Provision for income tax expense	956	3,719
Net income	$1,343	$5,224
Other comprehensive loss:
Foreign currency translation adjustments	(72)	(914)
Comprehensive income	$1,271	$4,310
Net income per share:
Basic	$0.05	$0.20
Diluted	$0.05	$0.20
Weighted average common shares outstanding:
Basic	25,936,832	25,864,638
Diluted	25,977,171	27,154,770

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Thirty-Nine Week Period Ended
	September 23, 2016	September 25, 2015
Net sales	$849,962	$753,789
Cost of sales	637,809	562,146
Gross profit	212,153	191,643
Operating expenses	187,318	166,316
Operating income	24,835	25,327
Interest expense	35,271	9,312
Loss (gain) on asset disposal	43	(340)
(Loss) income before income taxes	(10,479)	16,355
Provision for income tax (benefit) expense	(4,360)	6,801
Net (loss) income	$(6,119)	$9,554
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,034	(1,282)
Comprehensive (loss) income	$(5,085)	$8,272
Net (loss) income per share:
Basic	$(0.24)	$0.38
Diluted	$(0.24)	$0.37
Weighted average common shares outstanding:
Basic	25,911,278	25,419,349
Diluted	25,911,278	26,275,597

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Thirty-Nine Week Period Ended
	September 23, 2016	September 25, 2015
Cash flows from operating activities:
Net income (loss)	$(6,119)	$9,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,966	4,219
Amortization	8,704	6,754
Provision for allowance for doubtful accounts	2,674	2,018
Deferred rent	1,340	475
Deferred taxes	1,169	(1,760)
Amortization of deferred financing fees	1,209	908
Loss on debt extinguishment	22,310	—
Stock compensation	1,909	2,869
Change in fair value of contingent earn-out liability	(1,601)	307
Loss (gain) on sale of assets	43	(340)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,627	(3,294)
Inventories	5,638	(6,182)
Prepaid expenses and other current assets	(15,612)	563
Accounts payable, accrued liabilities and accrued compensation	(8,424)	1,124
Other liabilities	(1,186)	(85)
Other assets	(439)	(385)
Net cash provided by operating activities	21,208	16,745
Cash flows from investing activities:
Capital expenditures	(11,532)	(19,247)
Proceeds from asset disposals	—	16,187
Cash paid for acquisitions, net of cash received	(19,742)	(123,831)
Net cash used in investing activities	(31,274)	(126,891)
Cash flows from financing activities:
Payment of debt	(156,655)	(7,351)
Proceeds from issuance of debt	315,810	25,000
Debt prepayment penalty and other fees	(21,219)	—
Cash paid for deferred financing fees	(7,691)	(628)
Surrender of shares to pay withholding taxes	(552)	(1,060)
Cash paid for contingent earn-out liability	(2,660)	(1,420)
Borrowings under revolving credit facility	33,200	192,300
Payments under revolving credit facility	(126,582)	(98,300)
Net cash provided by financing activities	33,651	108,541
Effect of foreign currency on cash and cash equivalents	152	(238)
Net increase (decrease) in cash and cash equivalents	23,737	(1,843)
Cash and cash equivalents-beginning of period	2,454	3,328
Cash and cash equivalents-end of period	$26,191	$1,485

See accompanying notes to condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in thousands, except share amounts and per share data)

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2016, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 23, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Thirteen weeks ended September 25, 2015	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously reported	$277,516	$207,056	$70,460	$57,607
Income statement reclassifications	(1,210)	(922)	(288)	(288)
Current presentation	$276,306	$206,134	$70,172	$57,319

Thirty-nine weeks ended September 25, 2015	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously reported	$759,274	$566,666	$192,608	$167,281
Income statement reclassifications	(5,485)	(4,520)	(965)	(965)
Current presentation	$753,789	$562,146	$191,643	$166,316

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company expects to adopt this guidance when effective and is still evaluating the impact this standard will have on its financial statements.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. This new guidance provides that inventory should be measured at lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017 and is required to be applied on a prospective basis. Early adoption is permitted at the beginning of an interim or annual reporting period. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

In November 2015, the FASB issued guidance to simplify the presentation of deferred income tax assets and liabilities. Current GAAP requires an entity to separate deferred income tax assets and liabilities into current and non-current classifications. This guidance requires that all deferred tax liabilities be classified as non-current. This guidance is effective for fiscal years beginning after December 15, 2016 and may be applied on a prospective or retrospective basis. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact this standard will have on its financial statements.

In March 2016, the FASB issued guidance to simplify the accounting for stock compensation. This guidance requires that all excess tax benefits and deficiencies be recognized as income tax expense in the period in which they occur and that they be reflected as an operating activity in the statement of cash flows. Current GAAP requires excess tax benefits to be recognized as additional paid in capital and as a financing activity in the statement of cash flows. In addition, the guidance gives companies the option of estimating the number of awards that will ultimately vest or accounting for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact this standard will have on its financial statements.

In August 2016, the FASB issued guidance to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition and debt extinguishment costs. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

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

	Other Assets	Total assets	Current portion of long-term debt	Total current liabilities	Long-term debt	Total liabilities	Total liabilities and stockholders’ equity
Previously reported	$5,626	$586,218	$6,266	$103,144	$268,508	$398,254	$586,218
Simplifying the Presentation of Debt Issuance Costs	(2,537)	(2,537)	(236)	(236)	(2,301)	(2,537)	(2,537)
Current presentation	$3,089	$583,681	$6,030	$102,908	$266,207	$395,717	$583,681

Note 2	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net income (loss) per share:
Basic	$0.05	$0.20	$(0.24)	$0.38
Diluted	$0.05	$0.20	$(0.24)	$0.37
Weighted average common shares:
Basic	25,936,832	25,864,638	25,911,278	25,419,349
Diluted	25,977,171	27,154,770	25,911,278	26,275,597

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Numerator:
Net income (loss)	$1,343	$5,224	$(6,119)	$9,554
Add effect of dilutive securities:
Interest on convertible notes, net of tax	—	134	—	268
Adjusted net income (loss)	$1,343	$5,358	$(6,119)	$9,822
Denominator:
Weighted average basic common shares outstanding	25,936,832	25,864,638	25,911,278	25,419,349
Dilutive effect of unvested common shares	40,339	52,758	—	72,125
Dilutive effect of convertible notes	—	1,237,374	—	784,123
Weighted average diluted common shares outstanding	25,977,171	27,154,770	25,911,278	26,275,597

The weighted average shares outstanding for the thirteen and thirty-nine weeks ended September 23, 2016 did not include the impact of 158,539 and 309,922 Restricted Share Awards (RSAs), respectively, or 1,237,374 shares from the convertible subordinated notes issued in connection with our acquisition of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”) as they were deemed to be anti-dilutive. The weighted average shares outstanding for the thirty-nine weeks ended September 25, 2015 did not include the impact of 45,106 RSAs as they were deemed to be anti-dilutive.

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

Assets and Liabilities Measured at Fair Value

As of September 23, 2016, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Del Monte and the M.T. Food Service, Inc. (“MT Food”) acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $13,661 and $500 at September 23, 2016, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration for the Del Monte acquisition was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Based on the short duration of the earn-out period, the fair value of the contingent consideration for the MT Food acquisition was determined based on management’s assessment of the likelihood of achievement. On July 8, 2016, the Company and the former owners of Allen Brothers, reached an agreement and paid $2,660 to settle the remaining earn-out payments related to the Allen Brothers acquisition.

On September 30, 2016, the Company made an earn-out payment of $4,083 to the former owners of Del Monte (see Note 13).

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	Allen Brothers	MT Food	Total
Balance December 25, 2015	$13,792	$4,344	$—	$18,136
Gain on settlement	—	(1,684)	—	(1,684)
MT Food acquisition	—	—	500	500
Cash payments	—	(2,660)	—	(2,660)
Changes in fair value	83	—	—	83
Balance September 23, 2016	$13,875	$—	$500	$14,375

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term maturity of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of September 23, 2016 and December 25, 2015, as these instruments had variable interest rates that reflected current market rates available to the Company. The carrying amount of the Company’s senior secured notes at December 25, 2015 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates available to the Company for similar instruments. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	September 23, 2016		December 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$32,918	$36,750	$34,300

Note 4	Acquisitions

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

On June 26, 2016, the Company acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable eighteen months after the closing date. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility (see Note 8). The final purchase price is subject to a customary working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals $500 to MT Food; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Gross Profit targets for the MT Food entity during the period between the acquisition date and the date the MT Food operations are transferred to the Company’s existing Chicago facility, not to exceed one year. As of the acquisition date, the Company estimated that this contingent consideration would be fully met and established a $500 contingent consideration liability. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $500 at September 23, 2016. The Company is in the process of finalizing a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Other intangible assets are expected to be amortized over 5-15 years. Goodwill for the MT Food acquisition will be amortized over 15 years for tax purposes. For the thirteen weeks ended September 23, 2016, the Company reflected net revenues and income before taxes of $15,620 and $992, respectively for MT Food in its condensed consolidated statement of operations.

On April 6, 2015, the Company acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively “Del Monte”). Del Monte supplies high quality USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The aggregate purchase price paid by the Company was approximately $184,074. Approximately $123,893 was paid in cash initially, through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company’s existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. This contingent liability is adjusted to fair value on a quarterly basis and is estimated to be $13,661 at September 23, 2016. The Company expensed $1,546 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the fiscal year ended December 25, 2015. The Company has finalized a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets are being valued at fair value using Level 3 inputs. Customer lists are being amortized over 15 years and trademarks are being amortized over 20 years. Goodwill for the Del Monte acquisition will be amortized over 15 years for tax purposes. During the second quarter of fiscal 2016, the Company finalized the net working capital adjustment as included in the initial purchase agreement and in July 2016, the Company received $1,258 out of escrow, in final settlement of the net working capital true-up.

Del Monte
Current assets (includes cash acquired)	$31,509
Customer Relationships	62,246
Trademarks	29,261
Goodwill	76,892
Fixed assets	5,652
Other assets	137
Earn-out liability	(13,139)
Deferred tax liability	(361)
Convertible subordinated notes	(36,750)
Issuance of common shares	(24,689)
Current liabilities	(8,123)
Cash purchase price	$122,635

Note 5	Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,983 and $1,956 at September 23, 2016 and December 25, 2015, respectively.

Note 6	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	September 23, 2016	December 25, 2015
Land	Indefinite	$1,571	$1,571
Buildings	20 years	2,802	2,740
Machinery and equipment	5-10 years	12,931	10,739
Computers, data processing and other equipment	3-7 years	8,453	7,598
Leasehold improvements	7-22 years	45,693	41,653
Furniture and fixtures	7 years	2,782	1,488
Vehicles	5-7 years	2,300	2,077
Other	7 years	95	95
Construction-in-process		8,910	8,884
		85,537	76,845
Less: accumulated depreciation and amortization		(26,262)	(22,562)
Equipment and leasehold improvements, net		$59,275	$54,283

Construction-in-process at September 23, 2016 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue throughout fiscal 2016 and 2017. Construction-in-process at December 25, 2015 related primarily to the build out of the Company’s new distribution facility in San Francisco, CA and the implementation of its ERP system.

At September 23, 2016 and December 25, 2015, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $15 and $24 on these assets during the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively, and $58 and $72 on these assets during the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

Depreciation expense on equipment and leasehold improvements was $1,577 and $1,323 for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively and $3,753 and $3,348 for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

Capitalized software is recorded net of accumulated amortization of $4,906 and $3,751 at September 23, 2016 and December 25, 2015, respectively, and has an estimated useful life of three to seven years. Depreciation expense on software was $437 and $278 for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively and $1,155 and $799 for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

During the thirty-nine weeks ended September 25, 2015, the Company capitalized interest expense of $739 related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV. No interest was capitalized during the thirty-nine weeks ended September 23, 2016.

Note 7	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2015	$155,816
Goodwill adjustments	(614)
MT Food acquisition	8,559
Foreign currency translation	45
Carrying amount as of September 23, 2016	$163,806

The goodwill adjustment is from the settlement of the Del Monte working capital adjustment and the finalization of the Del Monte opening balance sheet.

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at September 23, 2016 and December 25, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
September 23, 2016:
Customer relationships	$104,464	(18,559)	$85,905
Non-compete agreements	7,165	(5,276)	1,889
Trademarks	52,598	(6,488)	46,110
Total	$164,227	(30,323)	$133,904

December 25, 2015:
Customer relationships	$94,097	(12,755)	$81,342
Non-compete agreements	7,166	(4,213)	2,953
Trademarks	52,549	(4,633)	47,916
Total	$153,812	(21,601)	$132,211

Amortization expense for other intangibles was $3,137 and $2,165 for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively, and $8,704 and $6,754 for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively.

Estimated amortization expense for other intangibles for the fiscal year ending December 30, 2016 and each of the next four fiscal years and thereafter is as follows:

2016	$11,478
2017	11,443
2018	10,304
2019	10,027
2020	9,754
Thereafter	89,602
Total	$142,608

Note 8	Debt Obligations

Debt obligations as of September 23, 2016 and December 25, 2015 consisted of the following:

	September 23, 2016	December 25, 2015
Senior secured term loan	$293,202	$—
Convertible subordinated notes	36,750	36,750
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	2,774	3,961
Senior secured notes	—	125,000
Revolving credit facility	—	93,382
Term loan	—	4,681
Deferred finance fees and original issue discount	(11,106)	(2,537)
Total debt obligations	332,620	272,237
Less: current installments	(13,615)	(6,030)
Total debt obligations excluding current installments	$319,005	$266,207

On June 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down its revolving credit facility of $96,400, its previous term loan of $1,681 and its senior secured notes of $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. The interest rate on this facility at September 23, 2016 was 6.75%.

The final maturity of the Term Loan Facility is June 22, 2022. Subject to adjustment for prepayments, the Company is required to make quarterly amortization payments on the Term Loans in an amount equal to 0.25% of the aggregate principal amount of the Term Loans.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. A commitment fee is payable in respect of the amount of the undrawn DDTL commitments during the period the DDTL is available, equal to a percentage equal to 50% of the interest rate with respect to Term Loans accruing interest based on the adjusted LIBO rate.

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

There were no outstanding balances under the ABL as of September 23, 2016. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of September 23, 2016, the Company was in compliance with all debt covenants and the Company had reserved $7,670 of the ABL facility for the issuance of letters of credit. As of September 23, 2016, funds totaling $67,330 were available for borrowing under the ABL facility.

Note 9	Stockholders’ Equity

During the thirty-nine weeks ended September 23, 2016, the Company granted 186,969 restricted stock awards (“RSAs”) to its employees and independent directors at a weighted average grant date fair value of $18.47 each. These awards are a mix of time and performance based grants which will vest over periods of two to four years. During the thirteen and thirty-nine weeks ended September 23, 2016, the Company recognized expense totaling $110 and $357 on these RSAs, and $309 and $1,160 of expense for RSAs issued in prior years.

During March 2016, the Company granted 259,577 non-qualified stock options with market condition provisions to its employees at a weighted average grant date fair value of $9.44 each. These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for 20 consecutive days within four years of issuance to meet the market condition threshold. During the thirteen and thirty-nine weeks ended September 23, 2016, the Company recognized expense totaling $120 and $392 on these options, respectively.

At September 23, 2016, the Company had 309,922 unvested RSAs outstanding. At September 23, 2016, the total unrecognized compensation cost for these unvested RSAs was $4,921 and the weighted-average remaining useful life was approximately 20 months. Of this total, $3,596 related to RSAs with time-based vesting provisions and $1,325 related to RSAs with performance-based vesting provisions. At September 23, 2016, the weighted-average remaining useful lives for time-based vesting RSAs and performance-based vesting RSAs were both approximately 20 months. No compensation expense related to the Company’s RSAs has been capitalized.

As of September 23, 2016, there were 603,789 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan.

Note 10	Related Parties

The Company previously leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by certain of the Company’s current and former directors and officers and current stockholders and are deemed to be affiliates of those individuals. Expenses related to these facilities totaled $133 and $233, respectively, during the thirteen weeks ended September 23, 2016 and September 25, 2015 and $481 and $1,147, respectively, during the thirty-nine weeks ended September 23, 2016 and September 25, 2015. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“Leasing”), an entity controlled by the Company’s founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis (the brother-in-law of Messrs. Pappas) owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $22 and $27, respectively, of products from the Company during the thirteen weeks ended September 23, 2016 and September 25, 2015 and approximately $77 and $86, respectively, of products from the Company during the thirty-nine weeks ended September 23, 2016 and September 25, 2015. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests, owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $0 and $27, respectively, for the thirteen weeks ended September 23, 2016 and September 25, 2015 and $7 and $158, respectively, for the thirty-nine weeks ended September 23, 2016 and September 25, 2015 for use of such aircraft. All payments were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest.

The Company paid $67 and $157 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for its Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively, and $214 and $582 during the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. During the thirteen and thirty-nine weeks ended September 23, 2016 the Company purchased approximately $249 and $632, respectively, worth of products from ConAgra Foods, Inc.

With the acquisition of Del Monte, the Company acquired two warehouse facility leases that the Company leases from certain prior owners of Del Monte. Two of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti and 50% by Theresa Lincoln, John DeBenedetti’s sister. The Company paid rent on this facility totaling $53 and $52, respectively, for the thirteen weeks ended September 23, 2016 and September 25, 2015 and $158 and $104, respectively, for the thirty-nine weeks ended September 23, 2016 and September 25, 2015. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $57 and $56, respectively, for the thirteen weeks ended September 23, 2016 and September 25, 2015 and $169 and $111, respectively, for the thirty-nine weeks ended September 23, 2016 and September 25, 2015. John DeBenedetti and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti and Theresa Lincoln, indirectly through TJ Investments, LLC, own a 16.67% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $169 and $249, respectively, of products during the thirteen weeks ended September 23, 2016 and September 25, 2015, and approximately $306 and $482, respectively, of products during the thirty-nine weeks ended September 23, 2016 and September 25, 2015. Neither Mr. J. DeBenedetti nor Ms. Lincoln is involved in the day-to-day management of Old World Provisions.

Note 11	Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Week Period Ended
	September 23, 2016	September 25, 2015
Supplemental cash flow disclosures:
Cash paid for income taxes	$7,976	$8,797
Cash paid for interest, net of loss on debt extinguishment	$10,759	$8,226
Non-cash investing activity:
Convertible notes issued for acquisitions	$—	$36,750
Contingent earn-out liabilities for acquisitions	$500	$13,139
Acquisition purchase price payable	$500	$—
Common stock issued for acquisitions	$—	$24,689

Note 12	Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from Leasing (an entity controlled by the Company’s founders). Leasing leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and Leasing’s obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of Leasing’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,362 at September 23, 2016. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and Leasing remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with Leasing, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, Leasing is in the process of refinancing its mortgage with another lender. The Company, upon completion of the refinancing, expects that the Company and its subsidiaries will be unconditionally and fully released from any guaranty of Leasing’s mortgage loan.

Note 13	Subsequent Events

On September 30, 2016, the Company paid $4,083 to the former owners of Del Monte in consideration for Del Monte achieving its year-one EBITDA target.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 35,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 26,500 customer locations, primarily located in our 15 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013 and Del Monte in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center and our acquisition of MT Food in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On June 27, 2016 the Company acquired substantially all the assets of M.T. Foodservice, Inc. (“MT Food”), a specialty food distributor based out of Chicago, IL. The purchase price for the transaction was $21,500 of which $21,000 was paid in cash at closing and an additional $500 payable eighteen months after the closing date. The selling price may be increased by an additional $500 provided certain performance metrics are met in the post-acquisition period. The final purchase price is subject to a customary working capital true-up.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte Capitol Meat Co. and substantially all the assets of certain of its affiliated companies (collectively, “Del Monte”) for an aggregate purchase price of approximately $184,074. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•	$123,893 was paid in cash initially, through cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes. During the second quarter of fiscal 2016, the Company finalized the net working capital adjustment as included in the initial purchase agreement and in July 2016 received $1,258 out of escrow;
•	approximately 1.1 million shares of our common stock (valued at $22.17 per share); and
•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share.

In addition, we have agreed to pay additional contingent consideration of up to $24,500 upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing. On September 30, 2016, the Company paid $4,083 to the former owners of Del Monte in consideration for Del Monte achieving its year-one EBITDA target.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.2 million square feet in 22 distribution facilities at September 23, 2016. From the second half of fiscal 2013 through the first nine months of fiscal 2016, we have invested significantly in acquisitions, infrastructure and management.

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

On June 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down the revolving credit facility of $96,400, the previous term loan of $1,681 and the senior secured notes of $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	74.6%	75.0%	74.6%
Gross profit	25.0%	25.4%	25.0%	25.4%
Operating expenses	22.2%	20.7%	22.0%	22.0%
Operating income	2.8%	4.7%	3.0%	3.4%
Interest expense and gain on sale of asset	2.0%	1.4%	4.2%	1.2%
Income (loss) before income tax expense	0.8%	3.3%	(1.2%)	2.2%
Provision for income taxes	0.3%	1.4%	(0.5%)	0.9%
Net income (loss)	0.5%	1.9%	(0.7%)	1.3%

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

Thirteen Weeks Ended September 23, 2016 Compared to Thirteen Weeks Ended September 25, 2015

Net Sales

Our net sales for the thirteen weeks ended September 23, 2016 increased approximately 7.8%, or $21,611, to $297,917 from $276,306 for the thirteen weeks ended September 25, 2015. Organic growth contributed $5,992, or 2.2% to sales growth in the quarter. The remaining sales growth of $15,619, or 5.7% resulted from the acquisition of MT Food on June 27, 2016. Compared to the third quarter of 2015, the Company’s case count grew approximately 7.5%, while the number of unique customers and placements grew 5.2% and 5.6%, respectively, in the core specialty business in the third quarter of 2016. Pounds sold in our protein division decreased 1.8% for the third quarter of 2016 compared to the prior year quarter. Internally calculated deflation was approximately 2.2% during the quarter, consisting of 1.6% deflation in our specialty division and deflation of 3.2% in our protein division.

Gross Profit

Gross profit increased approximately 6.0%, or $4,220, to $74,392 for the thirteen weeks ended September 23, 2016, from $70,172 for the thirteen weeks ended September 25, 2015. Gross profit margin decreased approximately 43 basis points to 25.0% from 25.4%. Gross profit margins increased approximately 11 basis points in the Company’s specialty division. Gross profit margins decreased approximately 191 basis points in the protein division due to challenges passing through beef prices as well as continued integration challenges at Del Monte.

Operating Expenses

Total operating expenses increased by approximately 15.3%, or $8,787, to $66,106 for the thirteen weeks ended September 23, 2016 from $57,319 for the thirteen weeks ended September 25, 2015. As a percentage of net sales, operating expenses were 22.2% in the third quarter of 2016 compared to 20.7% in the third quarter of 2015. The increase in the Company’s operating expense ratio is largely attributable to the acquisition of MT Food, $2,481, as well as increased warehouse salary of $1,261 and occupancy costs of $620 related to the Company’s expanded warehouse capacity, higher delivery labor costs of $648, higher fleet related expenses of $738 and additional amortization expense of $855.

Operating Income

Operating income for the thirteen weeks ended September 23, 2016 was $8,286 compared to $12,853 for the thirteen weeks ended September 25, 2015. As a percentage of net sales, operating income was 2.8% for the thirteen weeks ended September 23, 2016 compared to 4.7% for the thirteen weeks ended September 25, 2015. The decrease in operating income was driven primarily from the higher operating expenses discussed above partially offset by higher gross profit.

Interest Expense

Total interest expense increased to $5,947 for the thirteen weeks ended September 23, 2016 compared to $3,902 for the thirteen weeks ended September 25, 2015 due to higher levels of debt as a result of the Company’s previously disclosed refinancing completed on June 22, 2016.

Provision for Income Taxes

For the thirteen weeks ended September 23, 2016, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended September 25, 2015, our effective income tax rate was 41.6%.

Net Income

Reflecting the factors described above, net income was $1,343 for the thirteen weeks ended September 23, 2016, compared to net income of $5,224 for the thirteen weeks ended September 25, 2015.

Thirty-Nine Weeks Ended September 23, 2016 Compared to Thirty-nine Weeks Ended September 25, 2015

Net Sales

Our net sales for the thirty-nine weeks ended September 23, 2016 increased approximately 12.8%, or $96,173, to $849,962 from $753,789 for the thirty-nine weeks ended September 25, 2015. The increase in net sales was primarily the result of the Del Monte acquisition on April 6, 2015, the MT Food acquisition on June 27, 2016 and organic sales growth. Del Monte contributed approximately $48,219, or 6.4%, and MT Food contributed $15,619, or 2.1%, to net sales growth for the thirty-nine weeks ended September 23, 2016. Organic growth contributed the remaining approximately $32,335, or 4.3%, of total net sales growth.

Gross Profit

Gross profit increased approximately 10.7%, or $20,510, to $212,153 for the thirty-nine weeks ended September 23, 2016, from $191,643 for the thirty-nine weeks ended September 25, 2015. Gross profit margin decreased approximately 46 basis points to 25.0% in the thirty-nine weeks ended September 23, 2016 from 25.4% in the thirty-nine weeks ended September 25, 2015. The decrease was primarily related to the higher mix of protein sales in fiscal 2016 due to the acquisition of Del Monte in the second quarter of 2015. Gross profit margins decreased approximately 14 basis points in the Company’s specialty division and 84 basis points in the protein division compared to strong margins in the thirty-nine weeks ended September 25, 2015.

Operating Expenses

Total operating expenses increased by approximately 12.6%, or $21,002, to $187,318 for the thirty-nine weeks ended September 23, 2016 from $166,316 for the thirty-nine weeks ended September 25, 2015. As a percentage of net sales, operating expenses were 22.0% in the thirty-nine weeks ended September 23, 2016 compared to 22.1% in the thirty-nine weeks ended September 25, 2015. The increase in the Company’s operating expenses is largely attributable to the acquisitions of Del Monte and MT Food which accounted for year-on-year increases of $10,573 and $2,481, respectively, and increased amortization expense of $1,950.

Operating Income

Operating income was $24,835 for the thirty-nine weeks ended September 23, 2016 compared to $25,327 for the thirty-nine weeks ended September 25, 2015. As a percentage of net sales, operating income was 3.0% for the thirty-nine weeks ended September 23, 2016 compared to 3.4% for the thirty-nine weeks ended September 25, 2015. The decrease in operating income as a percentage of net sales was driven primarily from the reduction in gross profit margin as a percentage of sales discussed above.

Interest Expense

Total interest expense increased $25,929 to $35,271 for the thirty-nine weeks ended September 23, 2016 from $9,312 for the thirty-nine weeks ended September 25, 2015. The increase was primarily due to the refinancing of the Company’s debt on June 22, 2016. As part of the refinancing, the Company retired its previous revolving credit facility, term loan and senior secured notes. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. This retirement was accounted for as a debt extinguishment and the loss on debt extinguishment of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees is reflected in interest expense in the thirty-nine weeks ended September 23, 2016. In addition, the Company had higher overall debt levels in fiscal 2016 as a result of financing the Del Monte acquisition in the second quarter of fiscal 2015.

Provision for Income Taxes

For the thirty-nine weeks ended September 23, 2016, we recorded an effective income tax rate of 41.6%. For the thirty-nine weeks ended September 25, 2015, our effective income tax rate was 41.6%.

Net (Loss) Income

Reflecting the factors described above, net income decreased $15,673 to $(6,119) for the thirty-nine weeks ended September 23, 2016, compared to net income of $9,554 for the thirty-nine weeks ended September 25, 2015.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen and thirty-nine weeks ended September 23, 2016 and September 25, 2015 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23, 2016		September 25, 2015		September 23, 2016		September 25, 2015
Center of the Plate	$146,552	49%	$136,932	49%	$416,327	49%	$344,317	46%
Dry Goods	49,488	17%	45,434	17%	142,961	17%	134,209	18%
Pastry	38,938	13%	35,094	13%	112,732	13%	107,814	14%
Cheese	23,838	8%	22,357	8%	66,774	8%	64,948	9%
Dairy	17,926	6%	17,061	6%	51,935	5%	46,440	6%
Oils and Vinegar	16,211	5%	14,995	5%	45,508	6%	43,294	6%
Kitchen Supplies	4,964	2%	4,433	2%	13,725	2%	12,767	2%

Total	$297,917	100%	$276,306	100%	$849,962	100%	$753,789	100%

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.

On June 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan. The Company used the proceeds to pay down the revolving credit facility of $96,400, the previous term loan of $1,681 and the senior secured notes of $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loan Credit Agreement. The interest rate on this facility at September 23, 2016 was 6.75%.

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

As of September 23, 2016, DHP was in compliance with all debt covenants under the NMTC Loan.

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

On June 27, 2016, the Company acquired substantially all the assets of MT Food, a specialty food distributor based out of Chicago, IL. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing and an additional $500 payable eighteen months after the closing date. The selling price may be increased by an additional $500 provided certain performance metrics are met in the post-acquisition period. The acquisition was paid for with cash on hand and drawdown of our delayed draw term loan facility.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

Net cash provided by operations was $21,208 for thirty-nine weeks ended September 23, 2016, an increase of $4,463 from the $16,745 provided by operations for thirty-nine weeks ended September 25, 2015. The primary reasons for the increase in net cash provided by operations was increased cash generated through net income from operations partially offset by cash used in working capital changes. During the first thirty-nine weeks of fiscal 2016 net income decreased by $15,673. The primary cause for this decrease in net income was a loss on extinguishment of debt of $22,310, partially offset by the related tax impact on the loss of approximately $9,281. Exclusive of the net impact of the loss on extinguishment, which is a cash flow from financing activities, net income from operations decreased by $2,644. Embedded within the net income from operations decrease, non-cash charges increased by $4,963, representing an overall increase of cash provided by operations through net income of $2,319. The primary cause for this increase was the Company’s organic growth as well as the cash generating impacts of the Del Monte and MT Food acquisitions. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used for accounts payable changes of $9,548 and an increase in cash used for prepaid expenses and other current assets changes of $6,894 (exclusive of the tax impact of the loss on debt extinguishment, a financing activity), offset by increases in cash provided by inventory changes of $11,820 and accounts receivable changes of $7,921.

Net cash used in investing activities was $31,274 for thirty-nine weeks ended September 23, 2016, a decrease of $95,617 from the net cash used in investing activities of $126,891 for the thirty-nine weeks ended September 25, 2015. The decrease in net cash used was primarily due to lower cash paid for acquisitions, resulting from the Del Monte acquisition in 2015 partially offset by the cash paid for the MT Food acquisition in 2016, and lower capital expenditures the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities offset, in part, by the sale of one of our owned facilities in the thirty-nine weeks ended September 25, 2015.

Net cash provided by financing activities was $33,651 for the thirty-nine weeks ended September 23, 2016, a decrease of $74,890 from the $108,541 provided by financing activities for the thirty-nine weeks ended September 25, 2015. This decrease was primarily due to the debt issued in 2015 to pay for the Del Monte acquisition and payments made to pay down our revolving credit facility in the thirty-nine weeks ended September 23, 2016, the result of improved cash flow from operations and lower capital expenditures.

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

Inflation

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our customers. The impact of inflation and deflation on food, labor, energy and occupancy costs can significantly affect the profitability of our operations.

Off-Balance Sheet Arrangements

As of September 23, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. Our accounts receivable balance was $121,493 and $124,139, net of the allowance for doubtful accounts of $6,091 and $5,803, as of September 23, 2016 and December 25, 2015, respectively.

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

In fiscal 2015, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. We have noted no indicators of impairment during the thirty-nine weeks ended September 23, 2016. Total goodwill as of September 23, 2016 and December 25, 2015 was $167,016 and $155,816, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during 2016 or 2015 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of September 23, 2016 and December 25, 2015 were $130,694 and $132,211, respectively.

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

Interest Rate Risk

As of September 23, 2016, we had $293,202 million of indebtedness outstanding under the Senior Secured Term Loan and $2,774 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1,729 per annum, holding other variables constant.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal period that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 23, 2016, the Company has transitioned five of the six divisions of Del Monte from the legacy Del Monte ERP system to the Company’s protein group ERP system. The Company plans to complete the Del Monte system transition during fiscal 2016. Additionally, the Company plans to transition MT Food’s ERP system to the specialty group ERP in the first quarter of fiscal 2017, when the operations are combined with the Company’s existing Chicago distribution center.

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

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 4, 2016 or our Form 10-Q filed with the SEC on August 3, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 25, 2016 to July 22, 2016	7,441	$15.81	—	—
July 23, 2016 to August 19, 2016	955	$10.51	—	—
August 20, 2016 to September 23, 2016	2,532	$11.89	—	—
Total	10,928	$14.48	—	—

(1)	During the thirteen weeks ended September 23, 2016, we withheld 10,928 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2016.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

November 2, 2016	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

