Form 10-K
period 2016-12-30
Chefs' Warehouse, Inc.
filed 2017-03-10
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 24, 2016): $316,397,827

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2017
Common Stock, $.01 par value per share	26,277,049 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 19, 2017 (Proxy Statement)	Part III

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

•
we may not achieve the benefits expected from our acquisitions, including our recent acquisition of M.T. Food Service, Inc. ("MT Food"), which could adversely impact our business and operating results;

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 43,000 stock-keeping units (“SKUs”) from more than 1,800 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers in December 2013, we market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 30, 2011 to December 30, 2016, our net revenues increased from approximately $401 million to approximately $1,193 million. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since April 2012, we have completed eight acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these eight acquisitions ranged from $2.1 million to $123.9 million, resulting in aggregate up-front cash consideration of more than $296.0 million, which we funded with borrowings under our then existing senior secured credit facilities, a portion of which we repaid with proceeds from the issuance of $125.0 million of senior secured notes in April 2013 and April 2015, and the proceeds of our common stock offering completed in September 2013.

Excluding our direct-to-consumer business, we currently serve more than 28,000 customer locations in our fifteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Sacramento, Vancouver, Edmonton and Toronto. By leveraging an experienced and sophisticated sales force of approximately 450 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 24 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 43,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 1,800 different suppliers. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 28,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than eight years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 450 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 97% in 2016, which we believe is among the highest rates in the foodservice distribution industry. With 24 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 43,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity since our initial public offering reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through our June 2016 acquisition of MT Food, a wholesale distributor of dairy, produce, specialty and grocer items, our April 2015 acquisition of Del Monte, a supplier of high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products, our October 2014 acquisition of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor of imported and domestic products, our December 2013 acquisition of Allen Brothers, a leading processor and distributor of premium quality meats, our May 2013 acquisition of Qzina Specialty Foods North America Inc. (“Qzina”), a leading supplier of gourmet chocolate, dessert and pastry products, and our August 2012 acquisition of Michael’s, a specialty protein distributor which specializes in custom cut beef, seafood and other center-of-the-plate products.

Expand our Customer Base Within our Existing Markets. As of December 30, 2016, we served more than 28,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Improve our Operating Margins. As we continue to grow, we believe that the investments we are making in our facilities and information technology platforms, along with improved efficiencies that we are working to achieve in our general and administrative functions, should yield both improved customer service and profitability. Utilizing our fleet of delivery trucks, we usually fill customer orders within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service, while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin over time.

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed nine acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities. During fiscal 2014 we implemented an “integration team” that is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. We expect the integration team to help streamline the acquisition process and anticipate that it will enable us to achieve expected benefits and synergies more quickly. Having a team dedicated to integration will help us make sure the people, processes and products we add through acquisitions are consistent with the rest of our business and will allow our management team to focus its attention on our day-to-day operations.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 28,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 7.4% of total net sales for our 2016 fiscal year.

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

We extend credit to virtually all of our non-direct-to-consumer customers on varying terms. Most of our customers have payment terms from 20-60 days. We complete a formal credit assessment of all significant new non-direct-to-consumer customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 43,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The sales mix for the principal product categories for each of the 2016, 2015 and 2014 fiscal years is as follows (dollars in thousands):

	December 30, 2016		December 25, 2015		December 26, 2014
Center of Plate	$575,502	48%	$485,260	46%	$311,336	37%
Dry Goods	202,273	17%	186,119	18%	169,933	20%
Pastries and other Bakery Products	162,097	14%	143,806	14%	140,865	17%
Cheeses	95,090	8%	88,589	8%	83,065	10%
Dairy Products	73,517	6%	67,530	6%	58,148	7%
Oils and Vinegars	64,589	5%	58,245	6%	56,859	7%
Kitchen Supplies	19,798	2%	17,329	2%	12,503	2%
Total	$1,192,866	100%	$1,046,878	100%	$832,709	100%

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 450 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we seek to maintain a ratio of approximately one sales professional for every 62 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 1,800 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 24 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 30, 2016, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have implemented pick-to-voice technology in each of our distribution facilities, which will enable our warehouse employees to fill orders with greater speed and accuracy.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last seven years, and are in the process of implementing a fully-integrated ERP system. We are also in the process of implementing a fully integrated warehouse management system at some of our recently acquired distribution facilities. Our systems improvements include the implementation or enhancement of a web-based purchasing and advanced planning system that provides advanced forecasting and planning tools, vehicle monitoring and route optimization software and pick-to-voice and directed put-away systems. We are accelerating the rollout of our new ecommerce platform, which we believe will enable a much more seamless online customer experience. Also over the last five years, we have also implemented an internally developed, web-based reporting tool which provides real-time sales, pricing and profitability analysis for our management and sales professionals. These improvements have been made in an effort to improve our efficiency, as we continue to grow our business. We believe that our current systems are scalable and can be leveraged to support our future growth.

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

Employees

As of December 30, 2016, we had 1,948 full-time employees, 210 of whom (approximately 10.8%) currently operate under a collective bargaining agreement and are represented by unions. This collective bargaining agreement expires in August 2017. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Executive Officers

NAME & POSITION	AGE	BUSINESS EXPERIENCE
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	57
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

John Pappas Vice Chairman and Director	53
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

John Austin Chief Financial Officer & Assistant Corporate Secretary	55
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

Alexandros Aldous General Counsel & Corporate Secretary	36
Alexandros Aldous is our general counsel and corporate secretary, positions he has held since joining us in March 2011, and our IPO on July 27, 2011, respectively. Mr. Aldous’s prior work experience includes working as an attorney with Barclays Capital, the investment banking division of Barclays Bank PLC, in London, where he focused primarily on mergers and acquisitions and capital markets, and prior to that, working as an attorney with Shearman & Sterling LLP, in New York, where he focused primarily on mergers and acquisitions.   Mr. Aldous is a member of the Government Relations Leadership Committee of the International Foodservice Distributors Association, a member of the Global Alumni Advisory Board of the American College of Greece, as well as a member of the Dean’s Counsel of American University’s School of International Service.  Mr. Aldous earned a B.A. in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, District of Columbia, and England and Wales.

Patricia Lecouras Chief Human Resources Officer	61
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

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our business is exposed to reductions in disposable income levels and discretionary consumer spending. In uncertain economic environments, like those that have been present in the United States and Canada over the last several years, consumers’ discretionary spending may be negatively impacted. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If uncertain economic conditions continue for a prolonged period of time or worsen, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, if a prolonged downturn or uncertain outlook in the economy persists for an extended period of time or becomes more pervasive, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

A significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets either through organic growth or through acquisitions.

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure our investors, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food and center-of-the-plate products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner. At times, we have grown our business by expanding into new geographic markets. Efforts to expand organically may take time to produce revenues that exceed our expenses in these new markets, which can be high as we build out our infrastructure and hire associates to run our operations.

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

We may not achieve benefits expected from our acquisitions, including our recent acquisition of MT Food, which could adversely impact our business and operating results.

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

On June 26, 2016, we completed our acquisition of MT Food. We can provide no assurance that: (1) the anticipated benefits of the MT Food transaction, including any cost savings and operational synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of the MT Food business and operations into ours will not be greater than expected, (3) unanticipated costs, charges and expenses, including those related to the retention of the MT Food labor force, will not result from the transaction, and (4) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these or other risks are realized, it could have a material adverse impact on our business, financial condition and results of operations.

A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of specialty food products and center-of-the-plate protein items. Our future acquisitions may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•	maintaining the existing customer and supplier base and personnel;

•	optimizing delivery routes;

•	coordinating administrative, distribution and finance functions; and

•	integrating management information systems and personnel.

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected cost savings and operational synergies more quickly, we implemented an integration team during fiscal 2014, which is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. We believe that having a team dedicated to integration will help make sure the people, processes and products we add through acquisitions are consistent with our historical business and will allow our management team to focus its attention on our day-to-day operations. If we are unable to fully implement the integration team in a timely manner or at all or it does not improve our integration process, the integration of acquisitions could continue to divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, although we enter into acquisition agreements with each company or business we acquire that contain customary representations, warranties, covenants and indemnities, there is no guarantee that we will recover all of our losses that may result from a breach of such agreements. For example, most acquisition agreements contain baskets or deductibles and caps and limitations on damages and on periods in which we may bring a claim. In addition, there can be no guarantee that we will be successful on the merits of any claim that we bring arising out of a breach of an acquisition agreement or that if we are successful on the merits in bringing a claim that the sellers of the businesses we acquire will be able to pay us for our losses. Moreover, the costs that we incur to investigate a potential matter may not be fully recoverable. Additionally, as a result of an acquisition, we may enter into a new business or market or offer products that differ from our core business. Any such new business or market or the sale and distribution of new products may present new challenges for us, and we may not be able to overcome such challenges. Additionally, we may seek to distribute a different set of products than the business that we acquire, which may cause a loss of customers of those businesses if we can no longer carry the products they desire or charge more for those products than was charged before we acquired the business.

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

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products and center-of-the-plate products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, water shortages, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal or, conversely, higher than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states affected by such weather. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates and a stable labor force in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 29% of our net sales in our 2016 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte, we now have significant operations in the San Francisco Bay area and Los Angeles, California and following our acquisitions of MT Food, we now have significant operations in Chicago, Illinois. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay, Los Angeles, California, or Chicago, Illinois areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

Most of our customers buy from us pursuant to individual purchase orders, as we generally do not enter into long-term agreements with our customers for the purchase of our products. Because our customers are generally not obligated to continue purchasing products from us, we cannot assure our investors that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain or add to our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition or results of operations.

We have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all.

Certain of our customers have experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulties or bankruptcies, they may be unable to pay their debts to us in a timely manner or at all. It is possible that our customers may contest their obligations to pay us under bankruptcy laws or otherwise. Even if our customers do not contest their obligations to pay us, if our customers are unable to pay their debts to us in a timely manner, it could adversely impact our ability to collect accounts receivable and may require that we take larger provisions for bad debt expense. Moreover, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation in an attempt to secure payment for outstanding debts. Accordingly, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially and adversely affected. During periods of economic weakness, small to medium-sized businesses, like many of our independent restaurant and fine dining establishment customers, may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their obligations to us may deteriorate, and in some cases this deterioration may occur quickly, which could adversely impact our business, financial condition or results of operations.

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

Fuel cost volatility may have a negative impact on our business, financial condition or results of operations. The cost of diesel fuel can increase the price we pay for products as well as the costs we incur to distribute products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee we can do so again. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure our investors that our current or potential competitors will not provide specialty food products and ingredients, protein items or services that are comparable or superior to those provided by us at prices that are lower than the prices we charge or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure our investors that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 30, 2016, we had approximately $341.5 million of total indebtedness. We had approximately $291.6 million of outstanding indebtedness under the Term Loan Facility and nothing outstanding under the ABL Facility. In addition, at December 30, 2016, we owed $11.0 million under our NMTC Loan to build out our Bronx, New York distribution facility, and we also had $2.1 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software. Moreover, as part of the consideration we paid in connection with our acquisition of Del Monte, we issued to entities affiliated with Del Monte $36.75 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% per annum with a conversion price of $29.70 per share.

Our indebtedness could have important consequences to you. For example our indebtedness:

•
requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our Term Loan Facility and ABL Facility (together the “New Credit Facilities”) are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions;

•	in the case of the convertible subordinated notes, could result in the issuance of additional shares of our common stock that would result in the dilution of our then-existing stockholders; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our ABL Facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our New Credit Facilities, or (subject to certain limitations on the holders ability to accelerate the obligations) our convertible subordinated notes issued in connection with the Del Monte acquisition, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, or in the case of the convertible subordinated notes, convert the notes to common stock resulting in the holders of those notes and their affiliates becoming one of our largest stockholders, and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing the New Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing the New Credit Facilities require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the New Credit Facilities. In the event of events of default, the lenders under the New Credit Facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources, including availability under our ABL Facility, faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, including longer-term, fixed-rate debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or grow our business through acquisitions, or otherwise. If we issue new debt securities, the debt holders may have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in the New Credit Facilities, may have suffered losses related to their lending and other financial relationships, especially as a result of a generally weak and uncertain national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our ABL Facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under the New Credit Facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under the ABL Facility because of a lender default or if we had to obtain other cost-effective financing. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including our entry into new markets, including through acquisitions) and reducing or eliminating other discretionary uses of cash.

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

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain our founders Christopher Pappas, our chairman, president and chief executive officer, John Pappas, our vice chairman, as well as certain other senior key employees. The loss of the services of either of our founders or key employees, including key employees of the businesses we have acquired, could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of these individuals in the foreseeable future; however, we currently have no effective replacement for these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

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

We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the cost of workers’ compensation insurance, auto liability insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based upon our historical trends, market conditions and availability. Because our operations principally are centered in large, metropolitan areas, our insurance costs are higher than if our operations and facilities were based in more rural markets. Additionally, health insurance costs in general have risen significantly over the past few years. These increases, as well as federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact upon our business, financial condition or results of operations, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.

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

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our protein unit, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation, which we believe increased as a result of our expansion in California resulting from the Del Monte acquisition and our large workforce in New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 30, 2016, we had 1,948 full-time employees, 210 of whom (approximately 10.8%) are represented by unions and are operating under a collective bargaining agreement and are represented by unions. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces. Two labor unions have been certified to represent bargaining units at our New York and Maryland facilities, and we have entered into a collective bargaining agreement with our union employees in New York and Maryland. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

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

Federal, state, provincial and local tax rules and trade policies in the United States and Canada may adversely impact our business, financial condition or results of operations.

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
In addition, the current U.S. presidential administration has proposed significant changes to U.S. trade policies and has prompted Congress to make significant changes to U.S. tax laws. The administration's proposals include a reduction in federal corporate income tax rates which could be favorable to our financial condition. Conversely, the administration's proposed renegotiation of existing U.S. trade agreements, including the North American Free Trade Agreement. On January 23, 2017, the U.S. announced its withdrawal from the Trans-Pacific Partnership. The uncertainty in the direction of U.S. trade policy could adversely impact our operations and profitability as a result of a border-tax on imports, an increase in customs duties, or a softening in the willingness of foreign enterprises to transact with businesses in the U.S. We cannot predict with certainty what additional polices the administration and Congress will enact. Moreover, the existing proposals may change, as a result of a variety of factors, including political, economic, or social events. None of these factors are under our control yet they may result in us adjusting our strategy to compete more effectively.
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

As of March 9, 2017, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 25.9% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 20.3% of our outstanding shares of common stock as of March 9, 2017. Additionally, upon the closing of our acquisition of Del Monte on April 6, 2015, the shareholders of Del Monte received approximately 1.1 million shares of our common stock, or 4.2% of our outstanding common stock as of March 9, 2017, as well as $36.75 million in convertible subordinated notes, which notes may be converted into shares of our common stock by such holders at any time at a per share price of $29.70. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 9, 2017:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Ridgefield, Connecticut	Leased	Corporate Headquarters	20,000
American Canyon, California	Leased	Processing Facility/Distribution Center	24,000
Brisbane, California	Leased	Processing Facility/Distribution Center	50,000
Bronx, New York	Leased	Distribution Center	231,140
Columbus, Ohio	Leased	Processing Facility/Distribution Center	61,900
Cincinnati, Ohio	Owned	Distribution Center	59,500
Chicago, Illinois	Owned	Processing Facility	14,000
Chicago, Illinois	Leased	Distribution Center	127,300
Hanover, Maryland	Leased	Distribution Center	56,000
Marina, California	Leased	Processing Facility/Distribution Center	21,000
Miami, Florida	Leased	Distribution Center	27,900
Oakland, California	Leased	Processing Facility/Distribution Center	10,000
Pompano Beach, Florida	Leased	Distribution Center	24,500
Los Angeles, California	Leased	Distribution Center	81,600
Downey, California	Leased	Distribution Center	40,300
Hayward, California	Leased	Distribution Center	40,000
San Francisco, California (1)	Leased	Distribution Center	117,500
San Francisco, California (2)	Leased	Processing Facility/Distribution Center	23,700
Las Vegas, Nevada	Leased	Distribution Center	74,000
Portland, Oregon	Leased	Distribution Center	46,500
Tempe, Arizona	Leased	Distribution Center	14,500
Seattle, Washington	Leased	Distribution Center	10,500
West Sacramento, California (1)	Leased	Processing Facility/Distribution Center	38,000
West Sacramento, California (2)	Leased	Maintenance Building	12,000
Richmond, BC, Canada	Leased	Distribution Center	24,900
Toronto, ON, Canada	Leased	Distribution Center	25,500
Edmonton, AB, Canada	Leased	Distribution Center	9,600
Total Square Feet			1,285,840

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

	Common Stock Price
	High	Low
Fiscal Year Ended December 30, 2016
First Quarter	$20.23	$12.90
Second Quarter	$20.34	$14.82
Third Quarter	$16.72	$10.49
Fourth Quarter	$16.15	$10.80

Fiscal Year Ended December 25, 2015
First Quarter	$24.09	$19.57
Second Quarter	$22.84	$18.07
Third Quarter	$21.61	$13.39
Fourth Quarter	$20.61	$12.55

On March 9, 2017, the closing price of our common stock on the NASDAQ Global Select Market was $14.45 per share. As of March 9, 2017, there were 61 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 30, 2011 through December 30, 2016 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 30, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

Assumes $100 invested on December 30, 2011

	December 30, 2011	December 28, 2012	December 27, 2013	December 26, 2014	December 25, 2015	December 30, 2016
The Chefs’ Warehouse, Inc.	$100.00	$86.23	$163.16	$123.35	$97.26	$90.43
NASDAQ Composite Index	$100.00	$113.63	$159.55	$184.51	$193.79	$208.51
S&P Smallcap Food Distributor Index	$100.00	$114.38	$207.30	$205.72	$140.35	$220.60

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 24, 2016 to October 21, 2016	104	$11.60	—	—
October 22, 2016 to November 18, 2016	56	11.65	—	—
November 19, 2016 to December 30, 2016	1,098	14.90	—	—
Total	1,258	$14.48	—	—

(1)
During the fourteen weeks ended December 30, 2016, we withheld 1,258 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 30, 2016 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks.

Acquisitions Affecting Comparability of Operating Results (amounts are presented in thousands)

The Company has made several acquisitions throughout the five-year period ended December 30, 2016. For acquisitions affecting the comparability of most recent three fiscal years, refer to the “Recent Acquisitions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods are described below.

On June 26, 2016, we acquired substantially all of the assets of M.T. Food Service, Inc. ("MT Food"), based in Chicago, Illinois. Founded in the mid-1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable 18 months after the closing date. The aggregate purchase price was paid through cash-on-hand and the proceeds from a draw down on our delayed draw term loan facility. The final purchase price is subject to a customary working capital true-up. We will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals $500 to MT Food; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Gross Profit targets for the MT Food entity during the period between the acquisition date and the date the MT Food operations are transferred to our existing Chicago facility, not to exceed one year.

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

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1,258 offset received as an adjustment to the purchase price.

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

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	FOR THE FISCAL YEARS ENDED
Statement of Operations Data:	December 30, 2016	December 25, 2015	December 26, 2014	December 27, 2013	December 28, 2012
Net sales	$1,192,866	$1,046,878	$832,709	$673,545	$480,292
Cost of sales	891,649	778,167	627,551	501,181	355,288

Gross profit	301,217	268,711	205,158	172,364	125,004
Operating expenses	253,978	228,311	172,148	135,783	96,237

Operating income	47,239	40,400	33,010	36,581	28,767
Interest expense, net	41,632	12,984	8,167	7,775	3,674
(Gain) loss on sale of assets	(69)	(295)	(5)	8	18

Income before income taxes	5,676	27,711	24,848	28,798	25,075
Provision for income taxes	2,653	11,502	10,633	11,808	10,564
Net income	$3,023	$16,209	$14,215	$16,990	$14,511

Basic net income per share	$0.12	$0.63	$0.58	$0.78	$0.70
Diluted net income per share	$0.12	$0.63	$0.57	$0.77	$0.69
Weighted average common shares outstanding:
Basic	25,919	25,532	24,638	21,767	20,612
Diluted	26,030	26,509	24,845	21,995	20,926

Balance Sheet Data (at end of period)
Cash and cash equivalents	$32,862	$2,454	$3,328	$20,014	$118
Working capital	$157,117	$125,371	$111,947	$117,504	$57,802
Total assets[1]	$633,538	$579,803	$374,266	$351,971	$207,699
Long-term debt, net of current portion	$317,725	$267,349	$135,800	$140,847	$119,352

Total liabilities [1]	$439,778	$391,839	$227,472	$219,906	$168,417
Total stockholders’ equity	$193,760	$187,964	$146,794	$132,065	$39,282

1Total assets and liabilities were reclassified from amounts previously reported due to our adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17 Balance Sheet Classification of Deferred Taxes described in Note 2 of our consolidated financial statements.

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

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 43,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 28,000 customer locations, primarily located in our 15 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013 and Del Monte in April 2015, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $400,632 in fiscal 2011 to $1,192,866 in fiscal 2016.

Recent Acquisitions

On June 26, 2016, we acquired substantially all of the assets of M.T. Food Service, Inc. ("MT Food"), based in Chicago, Illinois. Founded in the mid-1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable 18 months after the closing date. The aggregate purchase price was paid through cash-on-hand and the proceeds from a draw down on our delayed draw term loan facility. The final purchase price is subject to a customary working capital true-up. We will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals $500 to MT Food; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of Gross Profit targets for the MT Food entity during the period between the acquisition date and the date the MT Food operations are transferred to our existing Chicago facility, not to exceed one year.

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

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1,258 offset received as an adjustment to the purchase price.

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

Debt Restructuring

On June 22, 2016, we refinanced our debt structure by entering into a new senior secured term loan. We used the proceeds to pay off our revolving credit facility of $96,400, our previous term loan of $1,681 and our senior secured notes of $125,000. We were required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, we wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.3 million square feet in 24 distribution facilities at December 30, 2016. From the second half of fiscal 2013 through the end of fiscal 2016, we have invested significantly in acquisitions, infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers' businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Likewise, the direct-to-consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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

Key Financial Definitions

•
Net sales. Net sales consist primarily of sales of specialty products, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include sales by our Allen Brothers subsidiary that are direct-to-consumers.

•
Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry that include all costs related to their distribution network and protein processing costs in their costs of sales rather than as operating expenses.

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

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $128,030 and $124,139, net of the allowance for doubtful accounts of $6,848 and $5,803, as of December 30, 2016 and December 25, 2015, respectively.

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

As of December 30, 2016, our annual assessment indicated that we are not at risk of failing step one of the goodwill impairment test and no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. Total goodwill as of December 30, 2016 and December 25, 2015 was $163,784 and $155,816, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2016 or 2015 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 30, 2016 and December 25, 2015 were $131,131 and $132,211, respectively.

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

Recent Accounting Pronouncements

See Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	FISCAL YEAR ENDED
	December 30, 2016	December 25, 2015	December 26, 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.7%	74.3%	75.4%
Gross profit	25.3%	25.7%	24.6%
Operating expenses	21.3%	21.8%	20.7%
Operating income	4.0%	3.9%	4.0%
Other expense (income):
Other expense	3.5%	1.2%	1.0%
Income before income taxes	0.5%	2.6%	3.0%
Provision for income taxes	0.2%	1.1%	1.3%
Net income	0.3%	1.5%	1.7%

Fiscal Year Ended December 30, 2016 compared to Fiscal Year Ended December 25, 2015

The fiscal year ended December 30, 2016 consisted of 53 weeks as compared to the fiscal year ended December 25, 2015, which consisted of 52 weeks.

Net Sales

Net sales for the fifty-three weeks ended December 30, 2016 increased approximately13.9% to $1,192,866 from $1,046,878 for the fifty-two weeks ended December 25, 2015. The increase in net sales was primarily the result of the Del Monte acquisition on April 6, 2015, the MT Food acquisition on June 27, 2016, the 53rd week in fiscal 2016 and organic sales growth. Del Monte contributed approximately $48,587, or 4.6%, MT Food contributed $31,630, or 3.0%, and the extra week in fiscal 2016 contributed approximately $24,051, or 2.3%, to net sales growth for fifty-three weeks ended December 30, 2016. Organic growth contributed the remaining approximately $41,720, or 4.0%, of total net sales growth. Internally calculated deflation was approximately 1.2% for the fiscal year ended December 30, 2016, driven largely by our protein division. Internally calculated inflation for fiscal 2015 was approximately 3.0%.

Gross Profit

Gross profit increased approximately 12.1% to $301,217 for the fifty-three weeks ended December 30, 2016 from $268,711 for the fifty-two weeks ended December 25, 2015 primarily due to the increased sales volumes discussed above. Gross profit margin decreased approximately 42 basis points to 25.3% in fiscal 2016 from 25.7% in fiscal 2015. This decrease in gross profit margin related to the higher mix of protein sales in fiscal 2016 due to the acquisition of Del Monte in the second quarter of 2015 and the relative performance of Del Monte and Allen Brothers during the period. Gross profit margins decreased approximately 34 basis points in the Company’s specialty division and 23 basis points in the protein division compared to margins in the fifty-two weeks ended December 25, 2015.

Operating Expenses

Total operating expenses increased by approximately 11.2% to $253,978 for the fifty-three weeks ended December 30, 2016 from $228,311 for the fifty-two weeks ended December 25, 2015. As a percentage of net sales, operating expenses decreased 52 basis points to 21.3% for fiscal 2016 from 21.8% for fiscal 2015. The increase in our operating expenses is largely attributable to the acquisitions of Del Monte and MT Food which accounted for year-on-year increases of $12,219 and $5,155, respectively, higher warehousing and distribution costs of $4,612 and $3,405, respectively, due to increased sales levels, the impact of the 53rd week in fiscal 2016 of approximately $4,797 and increased amortization expense of $1,980, partially offset by the reduction in the fair value of earn-out obligations of $10,031 in 2016.

Operating Income

Operating income increased approximately 16.9% to $47,239 for the fifty-three weeks ended December 30, 2016 compared to $40,400 for the fifty-two weeks ended December 25, 2015. As a percentage of net sales, operating income was 4.0% in fiscal 2016 compared to 3.9% in fiscal 2015. The increase in operating income as a percentage of sales was driven primarily from the reduction in operating expenses as a percentage of sales discussed above.

Other Expense

Total other expense increased $28,874 to $41,563 for the fiscal year ended December 30, 2016, from $12,689 for the fiscal year ended December 25, 2015. This increase was primarily due to the refinancing of the Company’s debt on June 22, 2016. As part of the refinancing, the Company retired its previous revolving credit facility, term loan and senior secured notes. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. This retirement was accounted for as a debt extinguishment and the loss on debt extinguishment of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees is reflected in interest expense in the fifty-three weeks ended December 30, 2016. In addition, the Company had higher overall debt levels in fiscal 2016 as a result of financing the Del Monte acquisition in the second quarter of fiscal 2015.

Provision for Income Taxes

Our effective income tax rate was 46.7% and 41.5% for the fiscal years ended December 30, 2016 and December 25, 2015, respectively. The increase in effective tax rate in fiscal 2016 is due primarily to the impact of the debt extinguishment in fiscal 2016, which significantly reduced our taxable income and amplified the impacts of permanent differences on our effective tax rate. Adjusted to remove the impact of the debt extinguishment, our effective tax rate for fiscal 2016 was approximately 41.3%.

Net Income

Reflecting the factors described in more detail above, net income decreased $13,186 to $3,023 for the fiscal year ended December 30, 2016, compared to $16,209 for the fiscal year ended December 25, 2015.

Fiscal Year Ended December 25, 2015 compared to Fiscal Year Ended December 26, 2014

Net Sales

Net sales for the fifty-two weeks ended December 25, 2015 increased approximately 25.7% to $1,046,878 from $832,709 for the fifty-two weeks ended December 26, 2014. The increase in net sales was primarily the result of the acquisition of Del Monte, as well as organic sales growth. Acquisitions contributed approximately $174,432 or 20.9%, to net sales growth for the year. Organic growth contributed the remaining approximately $39,737, or 4.8%, of total net sales growth. Internally calculated inflation was approximately 3.0% for the year ended December 25, 2015, driven largely by certain protein and chocolate categories offset in part by deflation in the cheese, dairy and seafood categories. Internally calculated inflation for fiscal 2014 was approximately 5.9%.

Gross Profit

Gross profit increased approximately 31.0% to $268,711 for the fifty-two weeks ended December 25, 2015 from $205,158 for the fifty-two weeks ended December 26, 2014 primarily due to the increased sales volumes discussed above. Gross profit margin increased approximately 103 basis points to 25.7% in fiscal 2015 from 24.6% in fiscal 2015. The increase was due primarily to increased profit margins in our core specialty business and improved operating performance in our Allen Brothers subsidiary, which experienced significant cost pressure in fiscal 2014.

Operating Expenses

Total operating expenses increased by approximately 32.6% to $228,311 for the fifty-two weeks ended December 25, 2015 from $172,148 for the fifty-two weeks ended December 26, 2014 primarily due to the increased sales volumes discussed above. As a percentage of net sales, operating expenses increased 114 basis points to 21.8% for fiscal 2015 from 20.7% for fiscal 2014. The increase in our operating expense ratio is primarily attributable to $4,210 of amortization expense and $653 of non-cash accretion of contingent consideration related to the acquisition of Del Monte. Additionally, fiscal 2014 included a $1,500 gain related to a settlement with the former owners of Michael’s and the reversal of earn-out liabilities of $1,904 for our Queensgate and Allen Brothers acquisitions as the performance metrics applicable to these earn-out obligations were not achieved.

Operating Income

Operating income increased approximately 22.4% to $40,400 for the fifty-two weeks ended December 25, 2015 compared to $33,010 for the fifty-two weeks ended December 26, 2014. As a percentage of net sales, operating income was 3.9% in fiscal 2015 compared to 4.0% in fiscal 2014. The increase in operating income was primarily due to the increase in sales volume and gross profit margin, partially offset by the higher operating expenses as discussed above.

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

On June 22, 2016, the Company refinanced its debt structure by entering into a new senior secured term loan and asset based loan facility. The Company used the proceeds to pay off the revolving credit facility of $96,400, the previous term loan of $1,681 and the senior secured notes of $125,000. The revolving credit facility and previous term loan were originally due in April 2017. The senior secured notes had maturities of $50,000 in April 2018, $25,000 in October 2020 and $50,000 in April 2023. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1,091 relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22,310, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC

(“Jefferies”) acts as administrative agent and collateral agent.  The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000,000 with a $50,000,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000,000 of the outstanding balance of the Term Loans. The interest rate on this facility at December 30, 2016 was 6.75%.

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

As of December 30, 2016, the Company was in compliance with all debt covenants under the Term Loan Facility.

Asset Based Loan Facility

On June 22, 2016, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which JPMorgan Chase Bank, N.A., acts as administrative agent and collateral agent. The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $75,000,000. Availability under the ABL Facility will be limited to a borrowing base consisting of the difference of (a) the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves minus (b) outstanding borrowings. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000,000. The ABL Facility matures on June 22, 2021.

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

There were no outstanding balances under the ABL as of December 30, 2016. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of December 30, 2016, the Company was in compliance with all debt covenants and the Company had reserved $8,295,000 of the ABL facility for the issuance of letters of credit. As of December 30, 2016, funds totaling $66,705,000 were available for borrowing under the ABL facility.

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

Under the NMTC Loan, DHP is obligated to pay (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. The Company may prepay the NMTC Loan, in whole or in part, in $100,000 increments.

As of December 30, 2016, DHP was in compliance with all debt covenants under the NMTC Loan.

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

Liquidity

Our capital expenditures, excluding cash paid for acquisitions, were approximately $16,623 for fiscal 2016 . We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2017 will be approximately $9,900. The significant decrease in projected capital expenditures in fiscal 2017 as compared to fiscal 2016 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

On June 26, 2016, the Company acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable 18 months after the closing date.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte for an aggregate purchase price of approximately $184,074. The funding of the acquisition consisted of the following:

•
$123,893 in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25,000 of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•	$36,750 in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1,258 offset received as an adjustment to the purchase price

In addition, we agreed to pay additional contingent consideration of up to $24,500 upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing.

Cash Flows

Net cash provided by operations was $38,914 for fiscal 2016, an increase of $1,187 from the $37,727 provided by operations for fiscal 2015. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income from operations partially offset by cash used in working capital changes. During fiscal 2016 net income decreased by $13,186. The primary cause for this decrease in net income was a loss on extinguishment of debt of $22,310, partially offset by the related tax impact on the loss of approximately $9,281. Exclusive of the net impact of the loss on extinguishment, which is a cash flow from financing activities, net income from operations decreased by $157. Embedded within the net income from operations decrease, non-cash charges decreased by $2,809, representing an overall decrease of cash provided by operations through net income of $2,966. The primary cause for this decrease was the $10,031 fair-value adjustment to the Company’s Allen Brothers and Del Monte earn-out liabilities partially offset by the related tax impact of $4,172, organic growth as well as the cash generating impacts of the Del Monte and MT Food acquisitions. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used for accounts payable changes of $16,292 and an increase in cash used for prepaid expenses and other current assets changes of $8,482 (exclusive of the tax impact of the loss on debt extinguishment, a financing activity), offset by increases in cash provided by inventory changes of $13,147 and accounts receivable changes of $8,552.

Net cash provided by operations was $37,727 for fiscal 2015, a increase of $27,930 from the $9,797 provided by operations for fiscal 2014. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income and a decrease in cash used in working capital and other operating assets and liabilities. During fiscal 2015, net income increased by $1,994 and, embedded within the net income increase, non-cash charges increased by $13,223, representing an overall increase of cash provided through net income of $15,217. The primary cause for this increase is the organic growth of the Company as well as the cash generating impacts of the Del Monte acquisition, and to a lesser extent the Euro Gourmet acquisition. Offsetting these positive impacts were increased corporate costs, including higher interest and income tax payments. The decrease in cash used for working capital was due to decreases in cash used for accounts receivable of $10,277 and inventory of $4,700, an increase in cash provided from accounts payable of $4,607, offset by a decrease in cash provided by prepaids and other assets of $4,759. These improvements in working capital were due to a concerted effort by management to better control this area during these periods of high growth.

Net cash used in investing activities was $35,815 for fiscal 2016, a decrease of $93,485 from the net cash used in investing activities of $129,300 for fiscal 2015. The decrease in net cash used was primarily due to lower cash paid for acquisitions, resulting from the Del Monte acquisition in 2015 partially offset by the cash paid for the MT Food acquisition in 2016, and lower capital expenditures the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities offset, in part, by the sale of one of our owned facilities in fiscal 2015.

Net cash used in investing activities was $129,300 for fiscal 2015, an increase of $105,627 from the net cash used in investing activities of $23,673 for fiscal 2014. The increase in net cash used primarily due to increased cash paid for acquisitions, net of cash received of $124,315, the result of the Del Monte acquisition, which was partially offset by reduced capital expenditures of $2,550, the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities, and an increase in proceeds from asset disposals of $16,138, the result of the sale-leaseback of our Las Vegas, NV distribution facility and the sale of one other facility.

Net cash provided from financing activities was $27,235 in fiscal 2016, a decrease of $63,811 from the $91,046 provided from financing activities in fiscal 2015. This decrease primarily resulted from the debt issued in 2015 to pay for the Del Monte acquisition and payments made to pay off our revolving credit facility in fiscal 2016, the result of improved cash flow from operations and lower capital expenditures.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 30, 2016.

	PAYMENTS DUE BY PERIOD (1)
	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	4-5 YEARS	THEREAFTER
	(In thousands)
Inventory purchase commitments	$24,850	$24,850	$—	$—	$—
Indebtedness	$340,552	$11,587	$8,195	$44,256	$276,514
Capital lease obligations and software financing	$2,136	$1,520	$616	$—	$—
Pension exit liabilities	$3,921	$289	$578	$578	$2,476
Long-term operating leases	$117,071	$16,416	$28,392	$23,900	$48,363

Total	$488,530	$54,662	$37,781	$68,734	$327,353

(1)
Interest on our various outstanding debt instruments is included in the above table, except for our senior secured credit facility, which has a variable interest rate. At December 30, 2016, we had borrowings of $291.6 million under our senior secured credit facility. During the fiscal year ended December 30, 2016, the interest rate on our senior secured credit facility was 6.75% and we incurred interest expense of $8,351. See Note 9 “Debt Obligations” to our consolidated financial statements for further information.

A portion of the indebtedness obligations shown in the above table reflects the expiration of our Credit Facilities, not necessarily the underlying individual borrowings. In addition, cash to be paid for income taxes is excluded from the table above.

Until February 29, 2016, one of the Company’s subsidiaries, Dairyland USA Corporation, sublet office space in one of its distribution centers from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW’s obligations to its mortgage lender, Dairyland USA Corporation and two of the Company’s other subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,316 at December 30, 2016. By agreement dated July 1, 2005, the lender conditionally released all three of the Company’s subsidiaries from their guaranty obligations, provided the sublease between Dairyland USA Corporation and TCW remains in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with TCW, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, TCW is actively pursuing business strategies that upon completion will unconditionally and fully release the Company from any guaranty of TCW’s mortgage loan.

We had outstanding letters of credit of approximately $8,295 and $5,945 at December 30, 2016 and December 25, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of December 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On June 22, 2016, the Borrowers and the Guarantors entered into the Term Loan Agreement with the lenders from time to time party thereto, Jefferies, as Administrative Agent, and the other parties thereto. Also on June 22, 2016, the Borrowers and Guarantors entered into the ABL Credit Agreement. Each of the Term Loan Agreement and the ABL Credit Agreement, is described in more detail above under the caption “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of December 30, 2016, we had an aggregate $291.6 million of indebtedness outstanding under the ABL Credit Facility and Term Loan Facility and $2.1 million million under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1,565 per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Chefs’ Warehouse, Inc.
Ridgefield, CT

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 30, 2016 and December 25, 2015 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Chefs’ Warehouse, Inc. at December 25, 2015 and December 30, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2016 the Company changed its method of accounting related to the classification of deferred income taxes due to the adoption of Accounting Standards Update No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes and the Company changed its method of accounting related to its method for presenting debt issuance costs  due to the adoption of Accounting Standards Update No. 2015-13 (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chefs’ Warehouse, Inc.’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 10, 2017

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 30, 2016	December 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$32,862	$2,454
Accounts receivable, net of allowance of $6,848 in 2016 and $5,803 in 2015	128,030	124,139
Inventories, net	87,498	92,758
Prepaid expenses and other current assets	16,101	9,164
Total current assets	264,491	228,515

Equipment and leasehold improvements, net	62,183	54,283
Software costs, net	5,927	4,511
Goodwill	163,784	155,816
Intangible assets, net	131,131	132,211
Other assets	6,022	4,467
Total assets	$633,538	$579,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,514	$64,888
Accrued liabilities	17,546	24,258
Accrued compensation	9,519	7,732
Current portion of long-term debt	14,795	6,266
Total current liabilities	107,374	103,144

Long-term debt, net of current portion	317,725	267,349
Deferred taxes, net	6,958	4,060
Other liabilities and deferred credits	7,721	17,286
Total liabilities	439,778	391,839

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 30, 2016 and December 25, 2015	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 26,280,469 and 26,290,675 shares issued and outstanding at December 30, 2016 and December 25, 2015, respectively	263	263
Additional paid in capital	127,180	125,170
Accumulated other comprehensive loss	(2,186)	(2,949)
Retained earnings	68,503	65,480
Total stockholders’ equity	193,760	187,964
Total liabilities and stockholders’ equity	$633,538	$579,803

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Net sales	$1,192,866	$1,046,878	$832,709
Cost of sales	891,649	778,167	627,551
Gross profit	301,217	268,711	205,158
Operating expenses	253,978	228,311	172,148
Operating income	47,239	40,400	33,010
Interest expense	41,632	12,984	8,167
Gain on sale of assets	(69)	(295)	(5)
Income before income taxes	5,676	27,711	24,848
Provision for income taxes	2,653	11,502	10,633
Net income	$3,023	$16,209	$14,215
Other comprehensive income:
Foreign currency translation adjustments	763	(2,256)	(479)
Comprehensive income	$3,786	$13,953	$13,736
Net income per share:
Basic	$0.12	$0.63	$0.58
Diluted	$0.12	$0.63	$0.57
Weighted average common shares outstanding:
Basic	25,919,480	25,532,172	24,638,135
Diluted	26,029,609	26,508,994	24,844,565

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 30, 2016, December 25, 2015 and December 26, 2014
(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 27, 2013	25,032,216	$250	$96,973	$(214)	$35,056	$132,065
Net income	—	—	—	—	14,215	14,215
Stock compensation	21,008	—	1,374	—	—	1,374
Excess tax benefits on stock compensation	—	—	110	—	—	110
Cumulative translation adjustment	—	—	—	(479)	—	(479)
Shares surrendered to pay withholding taxes	(21,957)	—	(491)	—	—	(491)
Balance December 26, 2014	25,031,267	$250	$97,966	$(693)	$49,271	$146,794
Net income	—	—	—	—	16,209	16,209
Stock compensation	196,950	2	3,537	—	—	3,539
Shares issued for Del Monte acquisition	1,113,636	11	24,678	—	—	24,689
Excess tax benefits on stock compensation	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(2,256)	—	(2,256)
Shares surrendered to pay withholding taxes	(51,178)	—	(1,092)	—	—	(1,092)
Balance December 25, 2015	26,290,675	$263	$125,170	$(2,949)	$65,480	$187,964
Net income	—	—	—	—	3,023	3,023
Stock compensation	25,895	—	2,579	—	—	2,579
Cumulative translation adjustment	—	—	—	763	—	763
Shares surrendered to pay withholding taxes	(36,101)	—	(569)	—	—	(569)
Balance December 30, 2016	26,280,469	$263	$127,180	$(2,186)	$68,503	$193,760

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 2016, December 25, 2015, and December 26, 2014
(Amounts in thousands)

	December 30, 2016	December 25, 2015	December 26, 2014
Cash flows from operating activities:
Net income	$3,023	$16,209	$14,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,082	5,960	3,113
Amortization of intangible assets	11,433	9,453	5,130
Provision for allowance for doubtful accounts	3,224	2,909	1,195
Deferred rent	1,568	850	(105)
Deferred taxes	2,991	(809)	173
Amortization of deferred financing fees	1,807	1,228	876
Loss on debt extinguishment	22,310	—	—
Stock compensation	2,579	3,539	1,374
Change in fair value of earn-outs	(10,031)	558	(1,581)
Gain on asset disposal	(69)	(295)	(5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,503)	(11,055)	(21,332)
Inventories	7,038	(6,109)	(10,809)
Prepaid expenses and other current assets	(7,168)	1,314	6,074
Accounts payable and accrued liabilities	(941)	15,351	10,744
Other liabilities	(2,314)	(471)	1,830
Other assets	(1,115)	(905)	(1,095)
Net cash provided by operating activities	38,914	37,727	9,797

Cash flows from investing activities:
Capital expenditures	(16,623)	(21,656)	(24,206)
Cash paid for acquisitions, net of cash received	(19,742)	(123,831)	484
Proceeds from asset disposals	550	16,187	49
Net cash used in investing activities	(35,815)	(129,300)	(23,673)

Cash flows from financing activities:
Change in restricted cash	—	—	5,578
Proceeds from senior secured notes	315,810	25,000	—
Payment of debt and capital lease obligations	(158,880)	(23,893)	(7,054)
Payment for debt extinguishment	(21,219)
Borrowing under revolving credit line	33,200	209,982	19,100
Payments under revolving credit line	(126,582)	(116,600)	(19,100)
Payment of deferred financing fees	(7,782)	(1,012)	(841)
Cash paid for contingent earn-out obligation	(6,743)	(1,420)	—
Surrender of shares to pay withholding taxes	(569)	(1,092)	(491)
Excess tax benefits on stock compensation	—	81	110
Net cash provided by/(used in) financing activities	27,235	91,046	(2,698)

Effect of foreign currency on cash and cash equivalents	74	(347)	(112)
Net change in cash and cash equivalents	30,408	(874)	(16,686)
Cash and cash equivalents at beginning of year	2,454	3,328	20,014
Cash and cash equivalents at end of year	$32,862	$2,454	$3,328
See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The fiscal year ended December 30, 2016 consisted of 53 weeks, and the fiscal years ended December 25, 2015 and December 26, 2014 consisted of 52 weeks. The Company operates in one reportable segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification

Changes have been made to the prior period presentation in the consolidated statements of operations and comprehensive income to conform to the current period presentation. Amounts previously included in operating expenses are now included in sales and cost of sales and amounts previously included in sales have been netted against cost of sales.  The impact of these reclassifications is included below:

Fiscal Year Ended December 25, 2015	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously Reported	$1,058,996	$789,462	$269,534	$229,134
Income statement reclassifications	12,118	11,295	823	823
Current Presentation	$1,046,878	$778,167	$268,711	$228,311

Fiscal Year Ended December 26, 2014	Net Sales	Cost of Sales	Gross Profit	Operating Expenses
Previously Reported	$836,625	$630,573	$206,052	$173,042
Income statement reclassifications	3,916	3,022	894	894
Current Presentation	$832,709	$627,551	$205,158	$172,148

Guidance Adopted in 2016

Classification of Certain Cash Receipts and Payments. In August 2016, the FASB issued guidance to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition and debt extinguishment costs. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized inclusive of measurement period adjustments with the remaining amount classified as cash flows from operating activities. The Company adopted this guidance retrospectively.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB provided additional guidance that states that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this guidance retrospectively.

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance on the classification of deferred taxes. This guidance requires that all deferred tax assets and liabilities be classified as non-current. The Company adopted this guidance retrospectively during the fourth quarter of 2016.
As a result of adopting this guidance, total assets and total liabilities as of December 25, 2015 were adjusted as follows:

	Other assets	Total current assets	Total assets	Long-term debt	Total liabilities	Total liabilities and stockholders' equity
Previously Reported	$5,626	$233,771	$586,218	$268,508	$398,254	$586,218
Simplifying the Presentation of Debt Issuance Costs	(1,159)	—	(1,159)	(1,159)	(1,159)	(1,159)
Balance Sheet Classification of Deferred Taxes	—	(5,256)	(5,256)	—	(5,256)	(5,256)
Current Presentation	$4,467	$228,515	$579,803	$267,349	$391,839	$579,803

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, self-insurance reserves for group medical insurance, workers’ compensation insurance and automobile liability insurance, future cash flows associated with impairment testing for intangible assets (including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation, contingent earn-out obligations and tax reserves. Actual results could differ from estimates.

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

Operating Expenses

Operating expenses include the costs of facilities, product shipping and handling costs, warehousing costs, protein processing costs, selling and general administrative activities. Shipping and handling costs included in operating expenses were $62,062, $54,172 and $47,321 for fiscal 2016, 2015 and 2014, respectively. Protein processing costs included in operating expenses were $17,320, $14,626 and $6,829 for fiscal 2016, 2015 and 2014, respectively.

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

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the years ended December 30, 2016, December 25, 2015 and December 26, 2014, the recorded purchase incentives totaled approximately $13,670, $11,109 and $8,175, respectively.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $5,927 at December 30, 2016 and $4,511 at December 25, 2015.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of long-lived assets in fiscal 2016, 2015 or 2014.

Debt Issuance Costs

Certain up-front costs associated with the Company's revolving credit facilities are capitalized and included in other non-current assets in the consolidated balance sheets. The Company had $1,632 and $1,378 of such unamortized costs as of December 30, 2016 and December 25, 2015, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $8,979 and $1,159 of such unamortized costs as of December 30, 2016 and December 25, 2015, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $1,807 for the fiscal year ended December 30, 2016, $1,228 for the fiscal year ended December 25, 2015 and $876 for the fiscal year ended December 26, 2014.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2016, 2015 or 2014 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” The Company has two reporting units – Protein and Specialty. For the fiscal years ended December 30, 2016 and December 25, 2015, the Company tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of the quantitative analysis consists of a comparison of the carrying value of the Company’s reporting units, including goodwill, to the estimated fair value of the reporting units that was determined using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, the Company would then proceed to step two which would require it to calculate the amount of impairment loss, if any, that it would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill. There have been no events or changes in circumstances during fiscal 2016, 2015 or 2014 indicating that goodwill may be impaired.

The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. This methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that the Company uses in its discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $1,049, $858 and $717, respectively, for fiscal 2016, 2015 and 2014.

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

Contingent Earn-out Liabilities

The Company accounts for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measures the liability at each balance sheet date by recording changes in the fair value through the Consolidated Statements of Operations. The Company determines the fair value of contingent consideration based on future operating projections under various potential scenarios and weigh the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. Restricted stock awards and performance share units are valued based on the fair value of the stock on the grant date. The related compensation expense is recognized over the service period on a straight-line basis. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options with market conditions is determined based on a Monte-Carlo simulation in order to simulate a range of possible future stock prices for the Company's s stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program during the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

The Company is self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of the Company’s deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company expects to adopt this guidance when effective using the modified retrospective approach. Under this approach, prior financial statements would not be restated.

The Company has evaluated the impact of this guidance on its customer contracts, sales incentive programs, gift card programs, information systems, business processes, and financial statement disclosures. The new revenue recognition model provides guidance on the identification of multiple performance obligations embedded within customer contracts. The Company's customer contracts include one performance obligation which is satisfied once product is delivered to the customer. The new standard includes the concept of variable consideration and requires companies to include variable consideration in the transaction price to the extent it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty is resolved. Although the Company's sales incentive programs fall under the scope of this new guidance it is not expected to have a material impact on the amount or timing of revenue recognition. The new standard addresses current diversity in practice in regards to the derecognition of unredeemed gift card liabilities that are not subject to unclaimed property laws. The new guidance requires companies to recognize revenue on such liabilities when the likelihood of customer redemption becomes remote which approximates the Company's existing method of recognizing breakage revenue on these liabilities. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements.

In July 2015, the FASB issued guidance to simplify the subsequent measurement of inventory. This guidance provides that inventory should be measured at lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and is required to be applied on a prospective basis. Early adoption is permitted at the beginning of an interim or annual reporting period. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements.

In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective. The Company is evaluating the impact of this standard on its financial statements and expects that upon adoption it will recognize right-of-use assets and lease liabilities that could be material.

In March 2016, the FASB issued guidance to simplify the accounting for stock compensation. This guidance requires that all excess tax benefits and deficiencies be recognized as income tax expense in the period in which they occur and that they be reflected as an operating activity in the statement of cash flows. Current GAAP requires excess tax benefits to be recognized as additional paid in capital and presented as a financing activity in the statement of cash flows. In addition, the guidance gives companies the option of estimating the number of awards that will ultimately vest or accounting for forfeitures as they occur. The Company plans to account for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements.
In November 2016, the FASB issued guidance which includes guidance to clarify how companies present and classify restricted cash or restricted cash equivalents in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance will be effective for the Company's annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements as the Company does not have restricted cash.
In January 2017, the FASB issued guidance which simplifies goodwill impairment testing by removing Step 2 from the goodwill impairment test which required companies to assign the fair value of a reporting unit to its underlying assets and liabilities. Instead, an entity should recognize an impairment charge for the amount by which the carry amount of a reporting unit exceeds its fair value. The guidance will be effective for the Company's annual and interim reporting periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this guidance early and adoption is not expected to have a material effect on its financial statements.
Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Net income per share:
Basic	$0.12	$0.63	$0.58
Diluted	$0.12	$0.63	$0.57
Weighted average common shares:
Basic	25,919,480	25,532,172	24,638,135
Diluted	26,029,609	26,508,994	24,844,565

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 30, 2016	December 25, 2015	December 26, 2014
Numerator:
Net income	$3,023	$16,209	$14,215
Add effect of dilutive securities
Interest on convertible notes, net of tax	—	403	—
Adjusted net income	$3,023	$16,612	$14,215
Denominator:
Weighted average basic common shares outstanding	25,919,480	25,532,172	24,638,135
Dilutive effect of unvested common shares	110,129	79,385	206,430
Dilutive effect of convertible notes	—	897,437	—
Weighted average diluted common shares outstanding	26,029,609	26,508,994	24,844,565

We had unvested common shares of 92,812, 34,526 and 8,903 that were anti-dilutive at December 30, 2016, December 25, 2015 and December 26, 2014, respectively. There were common shares of 1,237,374 related to our convertible notes that were anti-dilutive at December 30, 2016.

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

As of December 30, 2016, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities for the Del Monte Capitol Meat Co. (Del Monte) and M.T. Food Service, Inc. (MT Food) acquisitions. These liabilities were estimated using Level 3 inputs and had fair values of $1,362 and $500 at December 30, 2016, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Euro Gourmet	Allen Brothers	Del Monte	MT Food	Total
Balance December 26, 2014	$243	$5,696	$—	$—	$5,939
Opening liability	—	—	13,139	—	13,139
Payments	—	(1,500)	—	—	(1,500)
Changes in fair value	(243)	148	653	—	558
Balance December 25, 2015	—	4,344	13,792	—	18,136
Opening liability	—	—	—	500	500
Gain on settlement	—	(1,684)	—	—	(1,684)
Payments	—	(2,660)	(4,083)	—	(6,743)
Changes in fair value	—	—	(8,347)	—	(8,347)
Balance December 30, 2016	$—	$—	$1,362	$500	1,862

Changes in fair value and gain on settlement are included in operating expenses within our consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the short-term nature of these financial instruments. The fair values of the current and former revolving credit facilities and term loans approximated their book values as of December 30, 2016 and December 25, 2015, as these instruments had variable interest rates that reflected current market rates available to the Company. The carrying amount of the Company’s senior secured notes at December 30, 2016 approximates fair value, as the interest rate obtained by the Company approximates the prevailing interest rates available to the Company for similar instruments. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	December 30, 2016		December 25, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$35,557	$36,750	$34,300

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

MT Food

On June 27, 2016, the Company acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable eighteen months after the closing date. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility (see Note 9). The final purchase price is subject to a customary working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals $500 to MT Food; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of gross profit targets for the MT Food entity during the period between the acquisition date and the date the MT Food operations are transferred to the Company’s existing Chicago facility, not to exceed one year. As of the acquisition date, the Company estimated that this contingent consideration would be fully met and established a $500 contingent consideration liability. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $500 at December 30, 2016. The Company has not finalized a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets are being valued at fair value using Level 3 inputs. Customer lists assets are expected to be amortized over 15 years. Goodwill for the MT Food acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established distributor to leverage the Company’s existing products and distribution center in the markets served by MT Food, as well as any intangible assets that do not qualify for separate recognition. For the year ended ended December 30, 2016, the Company reflected net revenues and income before taxes of $31,630 and $2,000, respectively for MT Food in its consolidated statement of operations.

Del Monte

On April 6, 2015, the Company acquired substantially all the equity interests of Del Monte and substantially all the assets of certain of its affiliated companies. Del Monte supplies high quality USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The aggregate purchase price paid by the Company at closing was approximately $185,332, including the impact of an initial net working capital adjustment which was subject to a post-closing working capital adjustment true up. Approximately $123,893 was paid in cash through cash-on-hand, the proceeds from the issuance of additional senior secured notes and additional borrowings under the revolving portion of the Amended and Restated Credit Agreement (as defined below). The remaining approximately $61,439 consisted of (i) approximately 1.1 million shares of the Company’s common stock totaling approximately $24,689 and (ii) $36,750 in aggregate principal amounts of convertible subordinated notes with a six-year maturity bearing interest at 2.5% with a conversion price of $29.70 per share issued to certain of the Del Monte entities. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $24,500 to certain of the Del Monte entities; The payment of the earn out liability is subject to certain conditions, including the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for the Company's existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing of the Del Monte acquisition. At April 6, 2015, the Company estimated the fair value of this contingent earn-out liability to be $13,139. The Company expensed $1,546 of professional fees and $3,000 of transaction bonuses in operating expenses related to the Del Monte acquisition during the fiscal year ended December 25, 2015. The Company has finalized a valuation of the tangible and intangible assets of Del Monte as of the acquisition date. These assets are being valued at fair value using Level 3 inputs. Customer lists are to be amortized over 15 years and trademarks are expected to be amortized over 20 years. Goodwill for the Del Monte acquisition is to be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of expected expansion in our center of the plate offerings, workforce and other intangible assets that do not qualify for separate recognition. In July 2016, the Company received $1,258 out of escrow, in final settlement of the net working capital true-up. As of December 30, 2016, the Company holds 155,158 shares of its common stock, initially escrowed, as collateral against a pre-acquisition liability of the Del Monte business .

During the third quarter of fiscal 2016, the Company paid $4,083 to the former owners of Del Monte in consideration for Del Monte achieving its year-one EBITDA target. Based upon an updated assessment of the likelihood of achieving the escalating performance targets in year-two and beyond, the fair value of the remaining earn-out liability was re-evaluated and is estimated to be $1,362 at December 30, 2016 .

 The table below details the assets and liabilities acquired as part of the acquisitions of MT Foods which was effective as of June 27, 2016, and Del Monte, which was effective as of April 6, 2015, and the allocation of the purchase price paid in connection with these acquisitions.

	Del Monte	MT Food
Current assets (includes cash acquired)	$31,509	$6,449
Customer relationships	62,246	10,300
Trademarks	29,261	—
Goodwill	76,892	8,559

Fixed assets	5,652	261
Other assets	137	—
Deferred tax liability	(361)	—
Earn-out liability	(13,139)	(500)
Convertible subordinated notes	(36,750)	—
Issuance of common shares	(24,689)	—
Current liabilities	(8,123)	(3,569)
Other long-term liabilities	—	(500)
Cash purchase price	$122,635	$21,000

Note 6 – Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $2,122 and $1,956 at December 30, 2016 and December 25, 2015, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	December 30, 2016	December 25, 2015
Land	Indefinite	$1,170	$1,571
Buildings	20 years	1,292	2,740
Machinery and equipment	5-10 years	13,404	10,739
Computers, data processing and other equipment	3-7 years	9,367	7,598
Leasehold improvements	7-22 years	47,971	41,653
Furniture and fixtures	7 years	3,011	1,488
Vehicles	5-7 years	2,445	2,077
Other	7 years	95	95
Construction-in-process		11,359	8,884
		90,114	76,845
Less: accumulated depreciation and amortization		(27,931)	(22,562)
Equipment and leasehold improvements, net		$62,183	$54,283

Construction-in-process at December 30, 2016 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue through fiscal 2017 and into fiscal 2018 and the Company expects the cost to complete to be approximately $5,000. Construction-in-process at December 25, 2015 related primarily to the build out of the Company’s new distribution facility in San Francisco, CA and the implementation of its ERP system.

At December 30, 2016 and December 25, 2015 , the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation of $71, $96 and $96 on these assets for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

Depreciation expense, excluding capital leases, was $5,679, $4,536 and $2,166 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

Amortization expense on software was $1,332, $1,328 and $851 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

During the years ended December 30, 2016, December 25, 2015 and December 26, 2014, the Company incurred interest expense of $41,632, $12,984 and $8,167, respectively. The Company capitalized interest expense of $0, $739 and $822, respectively, during the same periods. Capitalized interest is related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

On September 26, 2016, the Company sold a parcel of land it owned in Las Vegas, for total cash consideration of $550. The Company recognized a pre-tax gain of $113 on the sale. On June 30, 2015, the Company closed on a sale-leaseback transaction of its new Las Vegas, NV distribution facility. The property was sold for $14,645, which approximated its cost. The related ongoing lease will be accounted for as an operating lease by the Company.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2014	$78,508
Goodwill increases	77,448
Foreign currency translation	(140)
Carrying amount as of December 25, 2015	155,816
Goodwill adjustments	(614)
MT Food acquisition	8,559
Foreign currency translation	23
Carrying amount as of December 30, 2016	$163,784

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at December 30, 2016 and December 25, 2015:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 30, 2016
Customer relationships	151 months	$104,381	$(19,981)	$84,400
Non-compete agreements	14 months	7,166	(5,587)	1,579
Trademarks	231 months	52,574	(7,422)	45,152
Total		$164,121	$(32,990)	$131,131

December 25, 2015
Customer relationships	158 months	$94,097	$(12,755)	$81,342
Non-compete agreements	26 months	7,166	(4,213)	2,953
Trademarks	243 months	52,549	(4,633)	47,916
Total	186 months	$153,812	$(21,601)	$132,211

Amortization expense for other intangibles was $11,433, $9,453 and $5,130 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

As of December 30, 2016, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2017	$11,480
2018	10,304
2019	10,027
2020	9,754
2021	9,754
Thereafter	79,812
Total	$131,131

Note 9 – Debt Obligations

Debt obligations, net of issuance costs, as of December 30, 2016 and December 25, 2015 consisted of the following:

	December 30, 2016	December 25, 2015
Senior secured term loan	$291,613	$—
Convertible notes	36,750	36,750
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	2,136	3,961
Senior secured notes	—	125,000
Revolving credit facility	—	93,382
Term loan	—	4,681
Deferred finance fees and original issue discount	(8,979)	(1,159)
Total debt obligations	332,520	273,615
Less: current installments	(14,795)	(6,266)
Total debt obligations excluding current installments	$317,725	$267,349

Maturities of the Company’s debt for each of the next five years and thereafter at December 30, 2016 is as follows:

2017	$14,904
2018	3,796
2019	3,179
2020	3,179
2021	39,929
Thereafter	276,512
Total	$341,499

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company refinanced its debt structure by entering into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Company used the proceeds to pay off its revolving credit facility, its previous term loan, and its senior secured notes. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. The interest rate on this facility at December 30, 2016 was 6.75%.

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

As of December 30, 2016, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

There were no outstanding balances under the ABL as of December 30, 2016. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of December 30, 2016, the Company was in compliance with all debt covenants and the Company had reserved $8,295 of the ABL facility for the issuance of letters of credit. As of December 30, 2016, funds totaling $66,705 were available for borrowing under the ABL facility.

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

As of December 30, 2016, DHP was in compliance with all debt covenants under the NMTC Loan.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the

Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70. The Company incurred interest expense of $919 and $689 during the years ended December 30, 2016 and December 25, 2015, respectively.

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

During fiscal 2016, the Company entered into amendments to the Amended and Restated Credit Agreement, that, among other things, (i) established limits on the amount of leverage and senior secured leverage that the Company may incur, which limits decreased through September 30, 2016, (ii) provided for an increased interest rate when the Company’s Total Leverage Ratio, defined therein, was equal to, or greater than, 4.25 to 1.00, (iii) permitted the acquisition of Del Monte, (iv) created an expansion option whereby the Company could have increased the borrowings available in increments of at least $10,000, provided that the aggregate increases did not exceed $60,000, (v) upon the Company’s election by irrevocable written notice on each date on which the aggregate consideration paid during any two consecutive fiscal quarters for permitted acquisitions consummated on or after July 1, 2015, but not later than June 30, 2016, exceeded $25,000, increased the maximum permitted Total Leverage Ratio and Senior Secured Leverage ratio (as defined therein) for a period of four consecutive fiscal quarters beginning with the fiscal quarter during which the relevant acquisition occurred by, in the case of the first two fiscal quarters, an additional 0.50:1.00, and, in the case of the last two fiscal quarters, an additional 0.25:1.00; provided, however, that in no case shall the Total Leverage Ratio exceed 5.00:1.00 or the Senior Secured Leverage Ratio exceed 4.50:1.00 (collectively, the “Financial Covenants Adjustment”), (v) increased the capacity for Letter of Credit exposure from $5,000 to $10,000, and (vi) allowed the Company to exclude current year capital expenditures related to its Las Vegas sale-leaseback transaction when calculating the aggregate amount of Capital Expenditures incurred during fiscal 2016.

The Amended and Restated Credit Agreement provided for a senior secured term loan facility (the “Term Loan Facility”) in the aggregate amount of up to $36,000 (the loans thereunder, the “Term Loans”) and a senior secured revolving loan facility  (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) of up to an aggregate amount of $140,000 (the loans thereunder, the “Revolving Credit Loans”). Unutilized commitments under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement were subject to a per annum fee of from 0.35% to 0.45% based on the Leverage Ratio, as defined therein. A fronting fee of 0.25% per annum was payable on the face amount of each letter of credit issued under the Revolving Credit Facility and the Term Loan Facility.

The final maturity of the Term Loans was April 25, 2017. Subject to adjustment for prepayments, the Company was required to make quarterly principal payments of $1,500 on the Term Loans on June 30, September 30, December 31 and March 31, with the remaining balance due upon maturity.

Borrowings under the Revolving Credit Facility portion of the Amended and Restated Credit Agreement were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The commitments under the Revolving Credit Facility would have expired on April 25, 2017 and any Revolving Credit Loans then outstanding would have been payable in full at that time.

Borrowings under the Amended and Restated Credit Agreement bore interest according to a pricing grid based upon our Total Leverage Ratio.

The Amended and Restated Credit Agreement had covenants for Total Leverage Ratio, Senior Leverage Ratio and Fixed Charge Ratio, as defined therein. The Company was in compliance with all debt covenants under the Amended and Restated Credit Agreement during all periods presented.

On June 22, 2016, the Company refinanced its debt structure, the proceeds of which were used to retire the Amended and Restated Credit Agreement. The Company wrote off deferred financing fees totaling $389 related to the Amended and Restated Credit Agreement. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt is reflected in interest expense.

Senior Secured Notes

On April 17, 2013, the Company and certain of its subsidiaries issued $100,000 principal amount of 5.90% Guaranteed Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by the certain subsidiaries of the Company. The Notes, which ranked pari passu with the Company’s obligations under the Credit Facilities, were issued to The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) pursuant to a note purchase and guarantee agreement dated as of April 17, 2013 (the “Note Purchase and Guarantee Agreement”) between the Company and Prudential. The net proceeds from the issuance of the Notes were used to repay then-outstanding borrowings under the Revolving Credit Facility.

The Notes were to be repaid in two equal installments, the first $50,000 of which was due April 17, 2018 and the second $50,000 of which was due at maturity on April 17, 2023. Moreover, the Company could have prepaid the Notes in amounts not less than $1,000 at 100% of the principal amount of the Notes repaid plus the applicable Make-Whole Amount (as defined in the Note Purchase and Guarantee Agreement).

On April 6, 2015, the Company issued $25,000 principal amount of 5.80% Series B Guaranteed Senior Secured Notes due October 17, 2020 to help fund the acquisition of Del Monte. The notes, which ranked pari passu with the Company’s obligations under the Credit Facilities, were issued to Prudential pursuant to a Supplemental Note Purchase and Guarantee Agreement and Amendment Agreement dated as of April 6, 2015. In connection with the issuance of these notes, the Company entered into an amendment to the Amended and Restated Credit Agreement to permit the issuance of the notes.

On July 1, 2015, the Company entered into an amendment to the Note Purchase and Guarantee Agreement to permit an increase in the applicable rate of the Notes by 0.25% during the period of the Financial Covenants Adjustment.

The Note Purchase and Guarantee Agreement contained financial covenants related to leverage and fixed charges that were substantially the same as the corresponding provisions in the Amended and Restated Credit Agreement, as amended. The Company was in compliance with all debt covenants under the Notes and the Note Purchase and Guarantee Agreement, as amended during all periods presented.

On June 22, 2016, the Company refinanced its debt structure, the proceeds of which were used to retire the Notes. The Company was required to pay the senior note holders make-whole payments totaling $21,144 for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $702 relate to the Notes. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $21,921, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

Note 10 – Stockholders’ Equity

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 30, 2016, there were 648,595 shares available for grant.

Stock compensation expense was $2,579, $3,539 and $1,374 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively. The related tax benefit for stock-based compensation was $1,204, $1,469 and $588 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively.

The following table reflects RSAs activity for the fiscal year ended December 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2014	374,567	$17.52
Granted	220,885	21.17
Vested	(152,913)	20.04
Forfeited	(23,935)	17.46
Unvested at December 25, 2015	418,604	$18.54
Granted	214,274	17.75
Vested	(108,400)	18.00
Forfeited	(190,425)	16.82
Unvested at December 30, 2016	334,053	$18.69

The fair value of RSAs vested during the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, were $1,779, $3,110 and $1,472, respectively.

At December 30, 2016, the Company had 334,053 of unvested RSAs outstanding. At December 30, 2016, the total unrecognized compensation cost for these unvested RSAs was $3,988 to be recognized over a weighted-average period of approximately 28 months. Of this total, $3,472 related to RSAs with time-based vesting provisions and $516 related to RSAs with performance-based vesting provisions. At December 30, 2016, unrecognized compensation cost was to be recognized over a weighted-average period of approximately 29 months for time-based vesting RSAs and 27 months for the performance-based vesting RSAs.

During March 2016, the Company granted 259,577 non-qualified stock options with market condition provisions to its employees at an exercise price of $20.23 and a weighted average grant date fair value of $9.44 using the following key assumptions:

2016 Market Stock Options
Expected volatility of common stock (based on our historical stock price)	42.8%
Risk-free interest rate (based on U.S. Treasury yields on the date of grant)	1.91%
Expected term (median years until the simulated stock price exceeds target)	1.38

These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for twenty consecutive days within four years of issuance to meet the market condition threshold. The Company recognized expense of $559 on these options during fiscal year ended December 30, 2016. At December 30, 2016, the total unrecognized compensation cost for these options was $1,455 to be recognized over a weighted-average period of approximately 26 months. The aggregate intrinsic value of stock options outstanding was $3,303 as of December 30, 2016. The Company has not granted stock options prior to fiscal 2016.

No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 11 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-

line basis over the lease term. As of December 30, 2016, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2017	$953	$8,461	$6,404	$598	$16,416
2018	972	7,232	6,073	514	14,791
2019	992	6,516	5,623	470	13,601
2020	1,012	6,857	4,792	241	12,902
2021	1,032	6,440	3,432	94	10,998
Thereafter	3,206	41,591	3,566	—	48,363
Total minimum lease payments	$8,167	$77,097	$29,890	$1,917	$117,071

Total rent expense for operating leases for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014 was $24,202, $20,199 and $16,381, respectively. Until February 29, 2016, the Company sublet a distribution facility from TCW Leasing Co., LLC ("TCW"), an entity controlled by the Company’s founders. TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW's obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. Refer to Note 16 for additional discussion of this guarantee.

Note 12 – Income Taxes

The provision for income taxes consists of the following for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014:

	December 30, 2016	December 25, 2015	December 26, 2014
Current income tax expense (benefit):
Federal	$(491)	$9,538	$7,411
Foreign	—	—	114
State	153	2,773	2,935
Total current income tax expense (benefit)	(338)	12,311	10,460
Deferred income tax expense (benefit):
Federal	2,441	(725)	92
Foreign	49	19	30
State	501	(103)	51
Total deferred income tax expense (benefit)	2,991	(809)	173
Total income tax expense	$2,653	$11,502	$10,633

The income tax expense differed from the total statutory income tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons for the differences for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014 are set forth and quantified in the following table:

	December 30, 2016	December 25, 2015	December 26, 2014
Statutory U.S. Federal tax	$1,987	$9,700	$8,697
Differences due to:
Other permanent differences	423	369	266
State and local taxes, net of federal benefit	470	1,728	1,499
Foreign tax rate differential	(168)	(63)	74
Change in prior year tax estimate	202	(109)	227
Other, net	(261)	(123)	(130)
	$2,653	$11,502	$10,633

Deferred tax assets and liabilities at December 30, 2016 and December 25, 2015 consist of the following:

	December 30, 2016	December 25, 2015
Deferred tax assets:
Receivables and inventory	$5,230	$4,685
Paid time off accrual	119	69
Self-insurance reserves	2,515	2,213
Cumulative foreign exchange difference	792	603
Foreign tax credit payable	221	199
Federal net loss carryforwards	1,728	113
State net loss carryforwards	602	196
Rent accrual	1,622	1,013
Stock compensation	1,122	638
Deferred acquisition costs	370	357
Other	379	86
Total deferred tax assets	14,700	10,172

Deferred tax liabilities:
Property & equipment	(1,759)	(1,138)
Intangible assets	(12,962)	(10,780)
Contingent earn-out liabilities	(5,020)	(863)
Deduction of prepaid expenses	(1,882)	(1,451)
Other	(35)	—
Total deferred tax liabilities	(21,658)	(14,232)

Total net deferred tax liability	$(6,958)	$(4,060)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2016. For state tax purposes, the 2012 through 2016 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

The Company reported a taxable loss of $4,462 during fiscal year 2016 which has been carried forward and expires in 2031. At December 30, 2016, the Company had a federal net loss carryforward of $323 which resulted from the Company’s acquisition of Qzina in 2013. Because of the change of ownership provisions of the Tax Reform Act of 1986, the $323 federal net loss carryforward will be limited. This federal net loss carryforward expires in fiscal 2033. The Company also acquired state net loss carryforwards totaling $87 upon completion of the Qzina acquisition in 2013. The state net loss carryforwards expire between 2031 and 2033.

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

For financial reporting purposes, net loss from operations before income taxes for our foreign subsidiaries was $154, $209 and $1,108 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively. We had no foreign operations prior to fiscal 2013. It is our intention to indefinitely reinvest any earnings, therefore no U.S. taxes have been provided for these amounts. The amount of foreign accumulated earnings that have been permanently reinvested is immaterial.

As of December 30, 2016 and December 25, 2015, the Company did not have any uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 30, 2016	December 25, 2015	December 26, 2014
Cash paid for income taxes	$6,368	$11,047	$10,652
Cash paid for interest, net of loss on debt extinguishment	$17,790	$11,462	$8,161
Noncash investing activity:
Software financing	$—	$—	$2,869
Common stock issued for acquisitions	$—	$24,689	$—
Convertible notes issued for acquisitions	$—	$36,750	$—
Acquisition purchase price payable	$500	$—	$—
Contingent earn-out liabilities for acquisitions	$500	$13,139	$238

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2012, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per associate per year. Matching contributions begin vesting after two years and are fully vested after six. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $1,049 for fiscal 2016, $858 for fiscal 2015 and $717 for fiscal 2014.

Note 15 – Related Parties

The Company previously leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $616, $1,406 and $1,564 for the fiscal years ended December 30, 2016, December 25, 2015 and December 26, 2014, respectively. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $109, $117 and $144 of products from the Company during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $315, $827 and $168 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Las Vegas, San Francisco and Chicago facilities during fiscal years 2016, 2015 and 2014, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. The Company purchased approximately $722 worth of products from ConAgra Foods, Inc. for the year ended December 30, 2016.

With the acquisition of Del Monte, the Company leased two warehouse facilities that the Company leases from certain prior owners of Del Monte. Two of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $210 and $156 for the years ended December 30, 2016 and December 25, 2015, respectively. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $225 and $167 for the fiscal years ended December 30, 2016 and December 25, 2015. John DeBenedetti and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $568 and $900 of products from Old World Provisions during the fiscal years ended December 30, 2016 and December 25, 2015. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $194, $169 and $185 in total compensation during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $597, $882 and $447 in total compensation for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. John Pappas did not receive any compensation in fiscal 2016, fiscal 2015 or fiscal 2014 for his service on the Company’s Board of Directors. Tara Brennan, the domestic partner of John DeBennedetti, is an employee of the Company and was paid approximately $184 in fiscal 2016.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. The Company made payments of $21, $182 and $280, respectively for the years ended December 30, 2016, December 25, 2015 and December 26, 2014 for use of such aircraft. All payments except $16 in the year ended December 26, 2014 were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest. This related party relationship ended during the fourth quarter of fiscal 2016.

Note 16 – Commitments and Contingencies

Guarantees

Until February 29, 2016, the Company sublet a distribution facility from TCW (an entity controlled by the Company’s founders). TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW's obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,316 at December 30, 2016. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with TCW, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, TCW is actively pursuing business strategies that upon completion will unconditionally and fully release the Company from any guaranty of TCW’s mortgage loan.

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

Risk Management Programs

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $125 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its medical program totaled $773 and $657 at December 30, 2016 and December 25, 2015, respectively.

The Company maintains an insurance program for its automobile liability and workers compensation insurance subject to deductibles or self-insured retentions of $350 for workers compensation and $250 for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The Company’s self-insurance reserves for its automobile liability program totaled $1,068 and $1,067 at December 30, 2016 and December 25, 2015, respectively. Self-insurance reserves for workers compensation totaled $7,280 and $5,185 at December 30, 2016 and December 25, 2015, respectively.

Workforce (unaudited)

As of December 30, 2016, approximately 10.8% of the Company’s employees are represented by unions, all of whom are operating under a collective bargaining agreement which expires in August of 2017.

Note 17 – Valuation Reserves

A summary of the activity in the accounts receivable allowance for doubtful accounts appears below:

	December 30, 2016	December 25, 2015	December 26, 2014
Balance at beginning of period	$5,803	$4,675	$3,642
Charged to costs and expenses	3,224	2,909	1,195
Customer accounts written off, net of recoveries	(2,179)	(1,781)	(162)
Balance at end of period	$6,848	$5,803	$4,675

A summary of activity in the inventory valuation reserve appears below:

	December 30, 2016	December 25, 2015	December 26, 2014
Balance at beginning of period	$1,956	$1,130	$683
Charged to costs and expenses	3,043	3,288	3,422
Inventory written off	(2,877)	(2,462)	(2,975)
Balance at end of period	$2,122	$1,956	$1,130

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the fiscal years ended December 30, 2016 and December 25, 2015 are as follows:

	March 25, 2016	June 24, 2016 (1)	Sept. 23, 2016 (2)	Dec. 30, 2016 (3)
Net sales	$260,836	$291,209	$297,917	$342,904
Gross profit	65,958	71,803	74,392	89,064
Operating profit	5,360	11,188	8,286	22,404
Income before income taxes	1,701	(14,479)	2,299	16,155
Net income	993	(8,455)	1,343	9,142
Basic net income per share	0.04	(0.33)	0.05	0.35
Diluted net income per share	0.04	(0.33)	0.05	0.34

	March 27, 2015	June 26, 2015 (4)	Sept. 25, 2015	Dec. 25, 2015
Net sales	$196,772	$280,851	$276,166	$293,089
Gross profit	49,756	71,715	70,172	77,068
Operating profit	3,140	9,334	12,853	15,073
Income before income taxes	1,653	5,759	8,943	11,356
Net income	967	3,363	5,224	6,655
Basic net income per share	0.04	0.13	0.20	0.26
Diluted net income per share	0.04	0.13	0.20	0.25

(1)The Company refinanced its debt structure by entering into a new senior secured term loan. Proceeds were used to pay off its revolving credit facility and previous term loan resulting in a loss on extinguishment of debt of $22,310.
(2)Beginning in the third quarter of 2016 the Company began to reflect the results of the MT Food acquisition.
(3)The Company recorded income of $8,347 related to the revaluation of earn-out obligations for Del Monte.
(4)Beginning in the second quarter of 2015 the Company began to reflect the results of the Del Monte acquisition.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 30, 2016.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 50 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

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
Ridgefield, CT

We have audited The Chefs’ Warehouse, Inc. internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chefs’ Warehouse, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting” under Item 9A of this Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Chefs’ Warehouse, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chefs’ Warehouse, Inc. as of December 30, 2016 and December 25, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Stamford, CT
March 10, 2017

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 19, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 19, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 19, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	209,071	$20.33	648,595
Plans not approved by stockholders	—	—	—
Total	209,071	$20.33	648,595

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 19, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 19, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

10.17*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.19*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.20*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.21†	Form of Non-Qualified Stock Option Agreement (Officers and Employees).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(a)*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(b)†	Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017.

10.25†	Form of Restricted Share Award Agreement (Directors).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27(a)*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.27(b)†	Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017

10.28	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.29	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

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

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

THE CHEFS’ WAREHOUSE, INC.

March 10, 2017	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	March 10, 2017
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ John D. Austin	Chief Financial Officer	March 10, 2017
John D. Austin	(Principal Accounting and Financial Officer)

/s/ John Pappas	Director and Vice Chairman	March 10, 2017
John Pappas

/s/ Alan Guarino	Director	March 10, 2017
Alan Guarino

/s/ John A. Couri	Director	March 10, 2017
John A. Couri

/s/ Dominick C. Cerbone	Director	March 10, 2017
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 10, 2017
Joseph Cugine

/s/ Stephen Hanson	Director	March 10, 2017
Stephen Hanson

/s/ John DeBenedetti	Director	March 10, 2017
John DeBenedetti

/s/ Katherine Oliver	Director	March 10, 2017
Katherine Oliver

/s/ Steven F. Goldstone	Director	March 10, 2017
Steven F. Goldstone

INDEX OF EXHIBITS

Exhibit No.	Description

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

10.17*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.19*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.20*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.21†	Form of Non-Qualified Stock Option Agreement (Officers and Employees).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(a)*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(b)†	Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017.

10.25†	Form of Restricted Share Award Agreement (Directors).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27(a)*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.27(b)†	Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017

10.28	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.29	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

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

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

23.1†	Consent of the Independent Registered Public Accounting Firm.

21†	Subsidiaries of the Company.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith
+
Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.