Form 10-Q
period 2017-03-31
Chefs' Warehouse, Inc.
filed 2017-05-09
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (203) 894-1345
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at May 7, 2017: 26,351,635

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from our acquisitions; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risk of loss of customers due to the fact the Company does not customarily have long-term contracts with its customers; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; the Company’s ability to service customers from its Chicago, San Francisco and Las Vegas distribution centers and the expenses associated therewith; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 10, 2017 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION
ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS
THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2017 (unaudited)	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$35,806	$32,862
Accounts receivable, net of allowance of $7,071 in 2017 and $6,848 in 2016	121,886	128,030
Inventories, net	91,152	87,498
Prepaid expenses and other current assets	12,184	16,101
Total current assets	261,028	264,491
Equipment and leasehold improvements, net	63,916	62,183
Software costs, net	5,842	5,927
Goodwill	166,625	163,784
Intangible assets, net	125,623	131,131
Other assets	6,054	6,022
Total assets	$629,088	$633,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,048	$65,514
Accrued liabilities	17,521	17,546
Accrued compensation	7,034	9,519
Current portion of long-term debt	15,764	14,795
Total current liabilities	104,367	107,374
Long-term debt, net of current portion	316,112	317,725
Deferred taxes, net	8,260	6,958
Other liabilities and deferred credits	7,726	7,721
Total liabilities	436,465	439,778
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 31, 2017 and December 30, 2016	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,370,872 and 26,280,469 shares issued and outstanding at March 31, 2017 and December 30, 2016, respectively	264	263
Additional paid-in capital	127,683	127,180
Accumulated other comprehensive loss	(2,185)	(2,186)
Retained earnings	66,861	68,503
Stockholders’ equity	192,623	193,760
Total liabilities and stockholders’ equity	$629,088	$633,538

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Week Period Ended
	March 31, 2017	March 25, 2016
Net sales	$287,690	$260,836
Cost of sales	213,786	194,878
Gross profit	73,904	65,958
Operating expenses	70,783	60,598
Operating income	3,121	5,360
Interest expense	5,933	3,656
Loss on asset disposal	—	3
(Loss) income before income taxes	(2,812)	1,701
Provision for income tax (benefit) expense	(1,170)	708
Net (loss) income	$(1,642)	$993
Other comprehensive (loss) income:
Foreign currency translation adjustments	1	585
Comprehensive (loss) income	$(1,641)	$1,578
Net (loss) income per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04
Weighted average common shares outstanding:
Basic	25,952,222	25,884,051
Diluted	25,952,222	25,917,350
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Week Period Ended
	March 31, 2017	March 25, 2016
Cash flows from operating activities:
Net (loss) income	$(1,642)	$993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,122	1,206
Amortization	2,820	2,783
Provision for allowance for doubtful accounts	667	1,034
Deferred rent	45	869
Deferred taxes	1,163	1,159
Amortization of deferred financing fees	543	358
Stock compensation	744	560
Change in fair value of contingent earn-out liability	24	(345)
Loss on sale of assets	—	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,412	9,855
Inventories	(3,427)	1,626
Prepaid expenses and other current assets	4,053	377
Accounts payable, accrued liabilities and accrued compensation	(4,081)	(10,773)
Other liabilities	(56)	(271)
Other assets	(264)	(519)
Net cash provided by operating activities	8,123	8,915
Cash flows from investing activities:
Capital expenditures	(3,764)	(3,161)
Net cash used in investing activities	(3,764)	(3,161)
Cash flows from financing activities:
Payment of debt	(1,191)	(1,897)
Surrender of shares to pay withholding taxes	(240)	(297)
Borrowings under revolving credit facility	—	12,800
Payments under revolving credit facility	—	(16,182)
Net cash used in financing activities	(1,431)	(5,576)
Effect of foreign currency on cash and cash equivalents	16	113
Net increase in cash and cash equivalents	2,944	291
Cash and cash equivalents-beginning of period	32,862	2,454
Cash and cash equivalents-end of period	$35,806	$2,745
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Amounts in thousands, except share amounts and per share data)

Note 1         Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The fiscal year ended December 30, 2016 consisted of 53 weeks. The Company operates in one reportable segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2016 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2017.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2017, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Note 2         Recently Issued Accounting Pronouncements

Guidance Adopted in 2017

Subsequent Measurement of Inventory: In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the subsequent measurement of inventory. This guidance requires that inventory be measured at the lower of cost or net realizable value. The Company adopted this guidance prospectively. Adoption of this guidance did not impact the Company's consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued guidance to simplify the accounting for employee share-based payments. The main provisions are to recognize excess tax benefits in the income statement rather than to additional paid-in capital, allow an entity to account for forfeitures as they occur, allow an entity to withhold employee shares up to the individual's maximum statutory tax rate without triggering liability classification of the award, present excess tax benefits as an operating cash flow and to present cash payments for employee tax withholding on vested stock awards as a financing cash flow. The guidance also requires that any unrecognized tax benefits that were not previously recognized be recorded through a cumulative-effect adjustment to retained earnings in the period in which the guidance is adopted. Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur and there were no unrecognized tax benefits. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Restricted Cash: In November 2016, the FASB issued guidance which includes guidance to clarify how companies present and classify restricted cash or restricted cash equivalents in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Adoption of this guidance did not impact its consolidated financial statements as the Company does not have restricted cash.

Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued guidance which simplifies goodwill impairment testing by removing Step 2 from the goodwill impairment test which required companies to assign the fair value of a reporting unit to its underlying assets and liabilities. Instead, an entity should recognize an impairment charge for the amount by which the carry amount of a reporting unit exceeds its fair value. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Guidance Not Yet Adopted

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

The Company has evaluated the impact of this guidance on its customer contracts, sales incentive programs, gift card programs, information systems, business processes, and financial statement disclosures. The new revenue recognition model provides guidance on the identification of multiple performance obligations embedded within customer contracts. The Company's customer contracts include one performance obligation which is satisfied once product is delivered to the customer. The new standard includes the concept of variable consideration and requires companies to include variable consideration in the transaction price to the extent it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty is resolved. Although the Company's sales incentive programs fall under the scope of this new guidance, it is not expected to have a material impact on the amount or timing of revenue recognition. The new standard addresses current diversity in practice in regards to the derecognition of unredeemed gift card liabilities that are not subject to unclaimed property laws. The new guidance requires companies to recognize revenue on such liabilities when the likelihood of customer redemption becomes remote which approximates the Company's existing method of recognizing breakage revenue on these liabilities. The Company expects to adopt this guidance when effective using the modified retrospective approach. Under this approach, prior financial statements would not be restated.

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

In January 2017, the FASB issued guidance which clarifies whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to determine if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the new guidance would define this as an asset acquisition. Furthermore, the guidance requires a business to include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years beginning after December 15, 2017. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements.

Note 3         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended
	March 31, 2017	March 25, 2016
Net (loss) income per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04
Weighted average common shares:
Basic	25,952,222	25,884,051
Diluted	25,952,222	25,917,350

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended
	March 31, 2017	March 25, 2016
Numerator:
Net (loss) income	$(1,642)	$993
Denominator:
Weighted average basic common shares outstanding	25,952,222	25,884,051
Dilutive effect of unvested common shares	—	33,299
Weighted average diluted common shares outstanding	25,952,222	25,917,350

The weighted average shares outstanding for the thirteen weeks ended March 31, 2017 did not include the impact of 400,997 Restricted Share Awards (RSAs) 201,878 stock options or 1,237,374 shares from the Company's convertible subordinated notes as they were deemed to be anti-dilutive. The weighted average shares outstanding for the thirteen weeks ended March 25, 2016 did not include the impact of 156,240 RSAs or 1,237,374 shares from the Company's convertible subordinated notes.

Note 4         Fair Value Measurements; Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value

As of March 31, 2017, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities from the acquisition of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”) and M.T. Food Service, Inc. (“MT Food”). These liabilities were estimated using Level 3 inputs and had fair values of $1,386 and $500 at March 31, 2017, respectively. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	MT Food	Total
Balance December 30, 2016	$1,362	$500	$1,862
Changes in fair value	24	—	24
Balance March 31, 2017	$1,386	$500	$1,886

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the revolving credit facility and term loans approximated their book values as of March 31, 2017 and December 30, 2016, as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

The following table presents the carrying value and fair value of the Company’s convertible subordinated notes (more fully described in Note 9). In estimating the fair value of these convertible secured notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate.

	March 31, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$34,787	$36,750	$35,557

Note 5         Acquisitions

On June 27, 2016, the Company acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable eighteen months after the closing date. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility (see Note 9). The final purchase price is subject to a customary working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which totals $500, to MT Food; the payment of the earn-out liability is subject to certain conditions, including the successful achievement of gross profit targets for the MT Food entity during the period between the acquisition date and the date the MT Food operations are transferred to the Company’s existing Chicago facility, not to exceed one year. As of the acquisition date, the Company estimated that this contingent consideration would be fully met and established a $500 contingent consideration liability. This contingent liability will be adjusted to fair value on a quarterly basis and is estimated to be $500 at March 31, 2017. The Company is in the process of finalizing a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets are valued at fair value using Level 3 inputs. Customer relationships are expected to be amortized over 15 years. Goodwill for the MT Food acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established distributor to leverage the Company’s existing products and distribution center in the markets served by MT Food, as well as any intangible assets that do not qualify for separate recognition. For the thirteen weeks ended March 31, 2017, the Company reflected net revenues of $11,943 for MT Food in its consolidated statement of operations. The Company has determined separate disclosure of MT Food earnings is impracticable for thirteen weeks ended March 31, 2017 due to the full integration of MT Food's business into the Company's Chicago operations.

During the thirteen weeks ended March 31, 2017, the Company obtained additional information related to the fair value of intangible assets, deferred taxes, inventories, and accounts receivable acquired. As a result, the Company recorded a measurement period adjustment resulting in a net increase in goodwill of $2,835 and a decrease in customer relationships of $2,700.

MT Food
Current assets (includes cash acquired)	$6,314
Customer relationships	7,600
Goodwill	11,394
Fixed assets	261
Current liabilities	(3,569)
Earn-out liability	(500)
Other long-term liabilities	(500)
Cash purchase price	$21,000

Note 6     Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,711 and $2,122 at March 31, 2017 and December 30, 2016, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	March 31, 2017	December 30, 2016
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	13,669	13,404
Computers, data processing and other equipment	3-7 years	9,566	9,367
Leasehold improvements	7-22 years	51,826	47,971
Furniture and fixtures	7 years	3,065	3,011
Vehicles	5-7 years	2,470	2,445
Other	7 years	95	95
Construction-in-process		10,373	11,359
		93,526	90,114
Less: accumulated depreciation and amortization		(29,610)	(27,931)
Equipment and leasehold improvements, net		$63,916	$62,183

Construction-in-process at March 31, 2017 and December 30, 2016 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue throughout fiscal 2017 and 2018.
At March 31, 2017 and December 30, 2016, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $15 and $24 on these assets during the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

Depreciation expense, excluding capital leases, was $1,732 and $844 for the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $375 and $338 for the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2016	$163,784
Goodwill adjustments	2,835
Foreign currency translation	6
Carrying amount as of March 31, 2017	$166,625

The goodwill adjustment relates to the MT Food acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at March 31, 2017 and December 30, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
March 31, 2017:
Customer relationships	$101,681	$(22,798)	$78,883
Non-compete agreements	7,166	(5,941)	1,225
Trademarks	52,574	(7,059)	45,515
Total	$161,421	$(35,798)	$125,623

December 30, 2016:
Customer relationships	$104,381	$(19,981)	$84,400
Non-compete agreements	7,166	(5,587)	1,579
Trademarks	52,574	(7,422)	45,152
Total	$164,121	$(32,990)	$131,131

Amortization expense for other intangibles was $2,820 and $2,783 for the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

Estimated amortization expense for other intangibles for the remainder of fiscal year ending December 29, 2017 and each of the next five fiscal years and thereafter is as follows:

2017	$8,429
2018	10,129
2019	9,851
2020	9,578
2021	9,578
2022	8,850
Thereafter	69,208
Total	$125,623

Note 9        Debt Obligations

Debt obligations as of March 31, 2017 and December 30, 2016 consisted of the following:

	March 31, 2017	December 30, 2016
Senior secured term loan	$290,818	$291,613
Convertible subordinated notes	36,750	36,750
New Markets Tax Credit loan	11,000	11,000
Capital leases and financed software	1,835	2,136
Deferred finance fees and original issue discount	(8,527)	(8,979)
Total debt obligations	331,876	332,520
Less: current installments	(15,764)	(14,795)
Total debt obligations excluding current installments	$316,112	$317,725

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of ours, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan” ) with an interest rate of 1.00% per annum to help fund DHP’s expansion and build-out of our Bronx, New York facility and the rail shed located at that facility, which construction is required under the facility lease agreement. Borrowings under the NMTC Loan are secured by a first priority secured lien on DHPs leasehold interest in our Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements. The loan matured and was repaid in full on April 26, 2017 for $11,009, including all accrued and unpaid interest (see Note 14).

As of March 31, 2017, the Company was in compliance with all debt covenants and the Company had reserved $8,920 of the ABL facility for the issuance of letters of credit. As of March 31, 2017, funds totaling $66,080 were available for borrowing under the ABL facility.

Note 10         Stockholders' Equity

The following table reflects the activity of RSAs during the thirteen weeks ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2016	334,053	18.69
Granted	159,665	14.75
Vested	(41,614)	20.63
Forfeited	(51,107)	20.26
Unvested at March 31, 2017	400,997	16.74

The Company granted 159,665 RSAs to its employees at a weighted average grant date fair value of $14.75 each during the thirteen weeks ended March 31, 2017. These awards are a mix of time and performance based grants which will vest over periods of two to four years. The Company recognized expense totaling $604 and $504 on its RSAs during the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

At March 31, 2017, the Company had 400,997 unvested RSAs outstanding. At March 31, 2017, the total unrecognized compensation cost for these unvested RSAs was $5,554 and the weighted-average remaining useful life was approximately 32 months. Of this total, $3,698 related to RSAs with time-based vesting provisions and $1,856 related to RSAs with performance-based vesting provisions. At March 31, 2017, the weighted-average remaining useful lives for time-based vesting RSAs and performance-based vesting RSAs were both approximately 32 months.

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 30, 2016	209,071	$20.23	$—	9.2
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(7,193)	20.23
Outstanding at March 31, 2017	201,878	$20.23	$—	8.9
Exercisable at March 31, 2017	—	$—	$—	0.0

The Company recognized expense of $140 and $56 on stock options during the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively. At March 31, 2017, the total unrecognized compensation cost for these options was $1,228 to be recognized over a weighted-average period of approximately 23 months.

As of March 31, 2017, there were 547,230 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Company previously leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to these facilities totaled $133 and $216, respectively, during the thirteen weeks ended March 31, 2017 and March 25, 2016. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries,

Dairyland, sublet from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $31 and $26, respectively, of products from the Company during the thirteen weeks ended March 31, 2017 and March 25, 2016. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $38 and $231 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for its Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. The Company purchased approximately $202 and $36 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended March 31, 2017 and March 25, 2016, respectively.

With the acquisition of Del Monte, the Company acquired two warehouse facility leases that the Company leases from certain prior owners of Del Monte. Two of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $53 and $52, respectively, for the thirteen weeks ended March 31, 2017 and March 25, 2016. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $56 and $56, respectively, for the thirteen weeks ended March 31, 2017 and March 25, 2016. John DeBenedetti and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti, indirectly through TJ Investments, LLC, own a 8.33% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $186 and $148, respectively, of products during the thirteen weeks ended March 31, 2017 and March 25, 2016. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $49 and $57 in total compensation, respectively, for the thirteen weeks ended March 31, 2017 and March 25, 2016. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $304 and $264 in total compensation, respectively for the thirteen weeks ended March 31, 2017 and March 25, 2016. John Pappas did not receive any compensation during the thirteen weeks ended March 31, 2017 or March 25, 2016 for his service on the Company’s Board of Directors. Tara Brennan, the domestic partner of John DeBennedetti, is an employee of the Company and was paid approximately $48 and $45, respectively, for the thirteen weeks ended March 31, 2017 and March 25, 2016.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. This related party relationship ended during the fourth quarter of fiscal 2016. The Company paid $36 during the thirteen weeks ended March 31, 2017 for use of such aircraft in the fourth quarter of fiscal 2016.

Note 12         Supplemental Disclosures of Cash Flow Information

	Thirteen Week Period Ended
	March 31, 2017	March 25, 2016
Supplemental cash flow disclosures:
Cash (received) paid for income taxes	$(4,234)	$1,934
Cash paid for interest	$4,976	$3,087

Note 13         Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from TCW (an entity controlled by the Company’s founders). TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW's obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,252 at March 31, 2017. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with TCW, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, TCW is actively pursuing business strategies that upon completion will unconditionally and fully release the Company from any guaranty of TCW’s mortgage loan.

Note 14         Subsequent Events

The Company's NMTC Loan matured on April 26, 2017 and was repaid in full for $11,009, including all accrued and unpaid interest.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. Unless otherwise indicated, the terms Company, Chefs’ Warehouse, we, us and our refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts are in thousands.
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
Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.3 million square feet in 24 distribution facilities at March 31, 2017. From the second half of fiscal 2013 through the first quarter of fiscal 2017, we have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 31, 2017	March 25, 2016
Net sales	100.0%	100.0%
Cost of sales	74.3%	74.7%
Gross profit	25.7%	25.3%
Operating expenses	24.6%	23.2%
Operating income	1.1%	2.1%
Other expense	2.1%	1.4%
(Loss) income before income tax expense	(1.0)%	0.7%
Provision for income taxes	(0.4)%	0.3%
Net (loss) income	(0.6)%	0.4%
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

Thirteen Weeks Ended March 31, 2017 Compared to Thirteen Weeks Ended March 25, 2016
Net Sales
Our net sales for the thirteen weeks ended March 31, 2017 increased approximately 10.3%, or $26,854, to $287,690 from $260,836 for the thirteen weeks ended March 25, 2016. Organic growth contributed $14,911, or 5.7% to sales growth in the quarter. The remaining sales growth of $11,943, or 4.6% resulted from the acquisition of MT Food on June 27, 2016. Compared to the first quarter of 2016, the Company’s organic case count grew approximately 6.0%, while the number of unique customers and placements grew 4.7% and 5.8%, respectively, in the core specialty business in the first quarter of 2017. Pounds sold in our protein division increased 1.3% for the first quarter of 2017 compared to the prior year quarter. Internally calculated inflation was approximately 0.5% during the quarter, consisting of 1.1% inflation in our specialty division and deflation of 0.6% in our protein division.
Gross Profit
Gross profit increased approximately 12.0%, or $7,946, to $73,904 for the thirteen weeks ended March 31, 2017, from $65,958 for the thirteen weeks ended March 25, 2016. Gross profit margin increased approximately 40 basis points to 25.7% from 25.3%. Gross profit margins increased approximately 26 basis points in the Company’s specialty division. Gross profit margins increased approximately 42 basis points in the protein division.
Operating Expenses
Total operating expenses increased by approximately 16.8%, or $10,185, to $70,783 for the thirteen weeks ended March 31, 2017 from $60,598 for the thirteen weeks ended March 25, 2016. As a percentage of net sales, operating expenses were 24.6% in the first quarter of 2017 compared to 23.2% in the first quarter of 2016. The increase in the Company’s operating expense ratio is largely attributable to increased warehouse compensation of $1,539 and occupancy costs, including depreciation, of $909 related to the Company’s expanded warehouse capacity, higher delivery labor costs of $1,339, higher fleet related expenses of $1,191 and higher compensation and investments in additional management personnel of $3,075.
Operating Income
Operating income for the thirteen weeks ended March 31, 2017 was $3,121 compared to $5,360 for the thirteen weeks ended March 25, 2016. As a percentage of net sales, operating income was 1.1% for the thirteen weeks ended March 31, 2017 compared to 2.1% for the thirteen weeks ended March 25, 2016. The decrease in operating income was driven primarily from the higher operating expenses discussed above partially offset by higher gross profit.
Interest Expense
Total interest expense increased to $5,933 for the thirteen weeks ended March 31, 2017 compared to $3,656 for the thirteen weeks ended March 25, 2016 due to higher levels of debt as a result of the Company’s previously disclosed refinancing completed on June 22, 2016.
Provision for Income Taxes
For the thirteen weeks ended March 31, 2017, we recorded an effective income tax rate of 41.6%. For the thirteen weeks ended March 25, 2016, our effective income tax rate was 41.6%.
Net (Loss) Income
Reflecting the factors described above, net loss was $1,642 for the thirteen weeks ended March 31, 2017, compared to net income of $993 for the thirteen weeks ended March 25, 2016.

Product Category Sales Mix
The sales mix for the principal product categories for thirteen weeks ended March 31, 2017 and March 25, 2016 is as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 31, 2017		March 25, 2016
Center of the Plate	$132,545	46%	$125,170	48%
Dry Goods	49,722	17%	44,768	17%
Pastry	40,928	14%	35,421	14%
Cheese	23,023	8%	20,386	8%
Dairy	19,479	7%	13,770	5%
Oils and Vinegar	16,325	6%	16,916	6%
Kitchen Supplies	5,668	2%	4,405	2%
Total	$287,690	100%	$260,836	100%
LIQUIDITY AND CAPITAL RESOURCES
We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.
Senior Secured Term Loan Credit Facility
On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount Subject to the Company's consolidated Total Leverage Ration not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. The interest rate on this facility at March 31, 2017 was 6.75%.
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
As of March 31, 2017, the Company was in compliance with all debt covenants under the Term Loan Facility.

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
The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base.
There were no outstanding balances under the ABL as of March 31, 2017. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of March 31, 2017, the Company was in compliance with all debt covenants and the Company had reserved $8,920 of the ABL facility for the issuance of letters of credit. As of March 31, 2017, funds totaling $66,080 were available for borrowing under the ABL facility.
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
As of March 31, 2017, DHP was in compliance with all debt covenants under the NMTC Loan. This loan was repaid in full on April 26, 2017.
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
Net cash provided by operations was $8,123 for thirteen weeks ended March 31, 2017, a decrease of $792 from the $8,915 provided by operations for thirteen weeks ended March 25, 2016. The primary reasons for the decrease in net cash provided by operations was decreased cash generated through net income, partially offset by cash used in working capital changes. During the first thirteen weeks of fiscal 2017 net income decreased by $2,635. The primary cause for this decrease in net income was an increase in interest expense of $2,277 as a result of our debt refinancing on June 22, 2016. The increase in cash provided by changes in working capital was primarily due to an increase in cash provided by accounts receivable changes and inventory changes of $4,443 and $5,053, respectively, offset by decreases in cash provided by accounts payable changes and prepaid expenses and other current assets changes of $6,692 and $3,676, respectively.
Net cash used in investing activities was $3,764 for thirteen weeks ended March 31, 2017, an increase of $603 from the net cash used in investing activities of $3,161 for the thirteen weeks ended March 25, 2016. The increase in net cash used was primarily due to higher capital expenditures primarily the result of the ongoing implementation of our Enterprise Resource Planning system in the thirteen weeks ended March 31, 2017.
Net used in financing activities was $1,431 for the thirteen weeks ended March 31, 2017, a decrease of $4,145 from the $5,576 used in financing activities for the thirteen weeks ended March 25, 2016. This decrease was primarily due to net payments of $3,382 on our revolving credit facility in the thirteen weeks ended March 25, 2016 and lower term loan payments as a result of our debt refinancing on June 22, 2016.
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
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining the allowance for doubtful accounts, (ii) inventory valuation, with regard to determining the reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K filed with the SEC on March 10, 2017.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2017, we had $290.8 million of indebtedness outstanding under the Senior Secured Term Loan and $1.8 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.7 million per annum, holding other variables constant.
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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2016 to January 27, 2017	—	$—	—	—
January 28, 2017 to February 24, 2017	1,420	$16.70	—	—
February 25, 2017 to March 31, 2017	14,735	$14.61	—	—
Total	16,155	$14.80	—	—

(1)
During the thirteen weeks ended March 31, 2017, we withheld 16,155 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2017.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

May 9, 2017	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)