Form 10-Q
period 2017-06-30
Chefs' Warehouse, Inc.
filed 2017-08-09
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at August 8, 2017: 26,360,601

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

PART I FINANCIAL INFORMATION
ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS
THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2017 (unaudited)	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,004	$32,862
Accounts receivable, net of allowance of $7,590 in 2017 and $6,848 in 2016	129,194	128,030
Inventories, net	96,247	87,498
Prepaid expenses and other current assets	11,813	16,101
Total current assets	274,258	264,491
Equipment and leasehold improvements, net	64,860	62,183
Software costs, net	5,422	5,927
Goodwill	167,227	163,784
Intangible assets, net	122,753	131,131
Other assets	3,120	6,022
Total assets	$637,640	$633,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,267	$65,514
Accrued liabilities	17,279	17,546
Accrued compensation	8,983	9,519
Current portion of long-term debt	4,621	14,795
Total current liabilities	109,150	107,374
Long-term debt, net of current portion	315,493	317,725
Deferred taxes, net	7,686	6,958
Other liabilities and deferred credits	7,989	7,721
Total liabilities	440,318	439,778
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 30, 2017 and December 30, 2016	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,367,935 and 26,280,469 shares issued and outstanding at June 30, 2017 and December 30, 2016, respectively	264	263
Additional paid-in capital	128,473	127,180
Accumulated other comprehensive loss	(1,950)	(2,186)
Retained earnings	70,535	68,503
Stockholders’ equity	197,322	193,760
Total liabilities and stockholders’ equity	$637,640	$633,538

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	June 30, 2017	June 24, 2016
Net sales	$331,656	$291,209
Cost of sales	249,060	219,406
Gross profit	82,596	71,803
Operating expenses	70,433	60,615
Operating income	12,163	11,188
Interest expense	5,880	25,667
Income (loss) before income taxes	6,283	(14,479)
Provision for income tax expense (benefit)	2,609	(6,024)
Net income (loss)	$3,674	$(8,455)
Other comprehensive income (loss):
Foreign currency translation adjustments	235	521
Comprehensive income (loss)	$3,909	$(7,934)
Net income (loss) per share:
Basic	$0.14	$(0.33)
Diluted	$0.14	$(0.33)
Weighted average common shares outstanding:
Basic	25,990,580	25,912,686
Diluted	27,276,575	25,912,686
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016
Net sales	$619,346	$552,045
Cost of sales	462,846	414,284
Gross profit	156,500	137,761
Operating expenses	141,216	121,213
Operating income	15,284	16,548
Interest expense	11,813	29,323
Loss on asset disposal	—	3
Income (loss) before income taxes	3,471	(12,778)
Provision for income tax expense (benefit)	1,439	(5,316)
Net income (loss)	$2,032	$(7,462)
Other comprehensive income (loss):
Foreign currency translation adjustments	236	1,106
Comprehensive income (loss)	$2,268	$(6,356)
Net income (loss) per share:
Basic	$0.08	$(0.29)
Diluted	$0.08	$(0.29)
Weighted average common shares outstanding:
Basic	25,971,409	25,898,368
Diluted	26,021,439	25,898,368
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016
Cash flows from operating activities:
Net income (loss)	$2,032	$(7,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,227	2,937
Amortization	5,731	5,567
Provision for allowance for doubtful accounts	1,747	1,552
Deferred rent	195	1,423
Deferred taxes	588	790
Amortization of deferred financing fees	1,064	675
Loss on debt extinguishment	—	22,310
Stock compensation	1,614	1,369
Change in fair value of contingent earn-out liability	48	(1,815)
Loss on sale of assets	—	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,922)	3,215
Inventories	(8,678)	1,735
Prepaid expenses and other current assets	4,304	(11,799)
Accounts payable, accrued liabilities and accrued compensation	11,903	(16,559)
Other liabilities	42	(177)
Other assets	(219)	(463)
Net cash provided by operating activities	21,676	3,301
Cash flows from investing activities:
Capital expenditures	(6,370)	(8,034)
Net cash used in investing activities	(6,370)	(8,034)
Cash flows from financing activities:
Payment of debt	(10,444)	(130,474)
Proceeds from issuance of debt	—	301,950
Debt prepayment penalty and other fees	—	(21,219)
Cash paid for deferred financing fees	—	(6,189)
Surrender of shares to pay withholding taxes	(319)	(424)
Cash paid for contingent earn-out liability	(500)	—
Borrowings under revolving credit facility	—	33,200
Payments under revolving credit facility	—	(126,582)
Net cash (used in) provided by financing activities	(11,263)	50,262
Effect of foreign currency translation on cash and cash equivalents	99	268
Net increase in cash and cash equivalents	4,142	45,797
Cash and cash equivalents-beginning of period	32,862	2,454
Cash and cash equivalents-end of period	$37,004	$48,251
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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2017, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the twenty-six weeks ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued guidance which simplifies goodwill impairment testing by removing Step 2 from the goodwill impairment test which required companies to assign the fair value of a reporting unit to its underlying assets and liabilities. Instead, an entity should recognize an impairment charge for the amount by which the carry amount of a reporting unit exceeds its fair value. Adoption of this guidance did not impact the Company's consolidated financial statements.

Scope of Modification Accounting: In May 2017, the FASB issued guidance which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Adoption of this guidance did not impact its financial statements as the Company did not have any share-based payment award modifications.

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

The Company has evaluated the impact of this guidance on its customer contracts, sales incentive programs, gift card programs, information systems, business processes, and financial statement disclosures. The new revenue recognition model provides guidance on the identification of multiple performance obligations embedded within customer contracts. The Company's customer contracts include one performance obligation which is satisfied once each product is delivered to the customer. Thus revenues are recognized at a point in time. Under the new standard such performance obligations are satisfied at the point at which the Company transfers control to the customer. This is consistent with the Company's current practice of recognizing revenue upon delivery to the customer, with the exception of the Company's current practice of recognizing revenue at shipping point on direct-to-consumer sales. The Company is in the process of quantifying the impact that the change in revenue recognition timing of its direct-to-consumer sales will have on its financial statements.

The new standard includes the concept of variable consideration and requires companies to include variable consideration in the transaction price to the extent it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty is resolved. Although the Company's sales incentive programs fall under the scope of this new guidance, it is not expected to have a significant impact on the amount or timing of revenue recognition.

The new standard addresses current diversity in practice in regards to the derecognition of unredeemed gift card liabilities that are not subject to unclaimed property laws. The new guidance requires companies to recognize revenue on such liabilities through breakage or when the likelihood of customer redemption becomes remote. This is consistent with the Company's existing method of recognizing breakage revenue on these liabilities.

The Company expects to adopt this guidance when effective using the modified retrospective approach. Under this approach, prior financial statements would not be restated and a cumulative effect adjustment will be recorded as an adjustment to retained earnings. Adoption will result in expanded disclosures on revenue recognition policies, disaggregated revenues and contract liabilities.

In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective and is in the early stages of implementation. Adoption will have a material impact on the Company's consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

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

Note 3         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income (loss) per share:
Basic	$0.14	$(0.33)	$0.08	$(0.29)
Diluted	$0.14	$(0.33)	$0.08	$(0.29)
Weighted average common shares:
Basic	25,990,580	25,912,686	25,971,409	25,898,368
Diluted	27,276,575	25,912,686	26,021,439	25,898,368

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Numerator:
Net income (loss)	$3,674	$(8,455)	$2,032	$(7,462)
Add effect of dilutive securities:
Interest on convertible notes, net of tax	134	—	—	—
Adjusted net income (loss)	$3,808	$(8,455)	$2,032	$(7,462)
Denominator:
Weighted average basic common shares outstanding	25,990,580	25,912,686	25,971,409	25,898,368
Dilutive effect of unvested common shares	48,621	—	50,030	—
Dilutive effect of convertible notes	1,237,374	—	—	—
Weighted average diluted common shares outstanding	27,276,575	25,912,686	26,021,439	25,898,368

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Restricted Share Awards (RSAs)	115,989	317,330	147,288	317,330
Stock options	201,878	—	204,512	—
Convertible subordinated notes	—	1,237,374	1,237,374	1,237,374

Note 4         Fair Value Measurements; Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value

As of June 30, 2017, the Company’s only asset or liability measured at fair value was the contingent earn-out liability from the acquisition of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”). This liability was estimated using Level 3 inputs and had a fair value of $1,410. This liability is reflected as accrued liabilities and other liabilities and deferred credits on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	MT Food	Total
Balance December 30, 2016	$1,362	$500	$1,862
Cash payments	—	(500)	(500)
Changes in fair value	48	—	48
Balance June 30, 2017	$1,410	$—	$1,410

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the revolving credit facility and term loans approximated their book values as of June 30, 2017 and December 30, 2016, as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	June 30, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$33,750	$36,750	$35,557

Note 5         Acquisitions

On June 27, 2016, the Company acquired substantially all of the assets of M.T. Food Service, Inc. (“MT Food”), based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The aggregate purchase price for the transaction at acquisition date was $22,000, including an additional $500 payable eighteen months after the closing date and an earn-out of $500 paid during the second quarter of fiscal 2017. The final aggregate purchase price will be subject to the impact of a customary net working capital true-up. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility (see Note 9).

During fiscal 2017, the Company has obtained additional information related to the fair value of intangible assets, deferred taxes, inventories, accounts receivable acquired and liabilities owed. As a result, the Company has recorded a measurement period adjustment resulting in a net increase in goodwill of $3,418 and a decrease in customer relationships of $2,700. The Company has finalized a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets are valued at fair value using Level 3 inputs. Customer relationships are to be amortized over 15 years. Goodwill will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established distributor to leverage the Company’s existing products and distribution center in the markets served by MT Food, as well as any intangible assets that do not qualify for separate recognition. For the twenty-six weeks ended June 30, 2017, the Company reflected net revenues of $23,244 for MT Food in its consolidated statement of operations. The Company has determined that separate disclosure of MT Food earnings is impracticable for the twenty-six weeks ended June 30, 2017 due to the full integration of MT Food's business into the Company's Chicago operations.

The table below sets forth the purchase price allocation of the MT Food acquisition:

Current assets (includes cash acquired)	$6,132
Customer relationships	7,600
Goodwill	11,976
Fixed assets	261
Current liabilities	(3,969)
Earn-out liability	(500)
Other long-term liabilities	(500)
Cash purchase price	$21,000

Note 6     Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,685 and $2,122 at June 30, 2017 and December 30, 2016, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

		As of
	Useful Lives	June 30, 2017	December 30, 2016
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	13,777	13,404
Computers, data processing and other equipment	3-7 years	9,638	9,367
Leasehold improvements	7-22 years	52,138	47,971
Furniture and fixtures	7 years	3,076	3,011
Vehicles	5-7 years	2,470	2,445
Other	7 years	95	95
Construction-in-process		12,464	11,359
		96,120	90,114
Less: accumulated depreciation and amortization		(31,260)	(27,931)
Equipment and leasehold improvements, net		$64,860	$62,183

Construction-in-process at June 30, 2017 and December 30, 2016 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue throughout fiscal 2017 and 2018.
At June 30, 2017 and December 30, 2016, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $15 and $19 on these assets during the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $30 and $43 during the twenty-six weeks ended June 30, 2017 and June 24, 2016, respectively.

Depreciation expense, excluding capital leases, was $1,697 and $1,332 for the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $3,429 and $2,176 during the twenty-six weeks ended June 30, 2017 and June 24, 2016, respectively.

Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $393 and $380 for the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $768 and $718 during the twenty-six weeks ended June 30, 2017 and June 24, 2016, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2016	$163,784
Goodwill adjustments	3,418
Foreign currency translation	25
Carrying amount as of June 30, 2017	$167,227

The goodwill adjustments relate to the MT Food acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets consisted of the following at June 30, 2017 and December 30, 2016:

June 30, 2017:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$101,681	$(23,578)	$78,103
Non-compete agreements	7,166	(6,296)	870
Trademarks	52,574	(8,794)	43,780
Total	$161,421	$(38,668)	$122,753

December 30, 2016:
Customer relationships	$104,381	$(19,981)	$84,400
Non-compete agreements	7,166	(5,587)	1,579
Trademarks	52,574	(7,422)	45,152
Total	$164,121	$(32,990)	$131,131

Amortization expense for other intangibles was $2,911 and $2,784 for the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $5,731 and $5,567 for the twenty-six weeks ended June 30, 2017 and June 24, 2016.

Estimated amortization expense for other intangibles for the remainder of fiscal year ending December 29, 2017 and each of the next five fiscal years and thereafter is as follows:

2017	$5,593
2018	10,130
2019	9,853
2020	9,580
2021	9,580
2022	8,852
Thereafter	69,165
Total	$122,753

Note 9        Debt Obligations

Debt obligations as of June 30, 2017 and December 30, 2016 consisted of the following:

	June 30, 2017	December 30, 2016
Senior secured term loan	$290,024	$291,613
Convertible subordinated notes	36,750	36,750
New Markets Tax Credit loan	—	11,000
Capital leases and financed software	1,438	2,136
Deferred finance fees and original issue discount	(8,098)	(8,979)
Total debt obligations	320,114	332,520
Less: current installments	(4,621)	(14,795)
Total debt obligations excluding current installments	$315,493	$317,725

On April 26, 2012, Dairyland HP LLC (“DHP”), an indirectly wholly-owned subsidiary of the Company's, entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program under the Internal Revenue Code of 1986, as amended, pursuant to which a subsidiary of Chase, provided to DHP an $11,000 construction loan (the “NMTC Loan” ) with an interest rate of 1.00% per annum to help fund DHP’s expansion and build-out of the Bronx, New York facility and the rail shed located at that facility. Borrowings under the NMTC Loan were secured by a first priority secured lien on DHPs leasehold interest in the Bronx, New York facility, including all improvements made on the premises, as well as, among other things, a lien on all fixtures incorporated into the project improvements. The loan matured on April 26, 2017 and was repaid in full, including all accrued interest, for $11,009, of which, $8,070 was paid in cash and $2,939 was paid from the associated sinking fund.

As of June 30, 2017, the Company was in compliance with all debt covenants and the Company had reserved $9,545 of the ABL facility for the issuance of letters of credit. As of June 30, 2017, funds totaling $65,455 were available for borrowing under the ABL facility.

Note 10         Stockholders' Equity

The following table reflects the activity of RSAs during the twenty-six weeks ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2016	334,053	18.69
Granted	185,502	14.77
Vested	(80,862)	19.20
Forfeited	(74,262)	18.39
Unvested at June 30, 2017	364,431	16.67

The Company granted 185,502 RSAs to its employees and directors at a weighted average grant date fair value of $14.77 each during the twenty-six weeks ended June 30, 2017. These awards are a mix of time and performance based grants which will vest over periods of one to four years. The Company recognized expense totaling $712 and $593 on its RSAs during the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $1,316 and $1,097 during the twenty-six weeks ended June 30, 2017 and June 24, 2016, respectively.

At June 30, 2017, the Company had 364,431 unvested RSAs outstanding. At June 30, 2017, the total unrecognized compensation cost for these unvested RSAs was $4,944 and the weighted-average remaining useful life was approximately 29 months. Of this total, $3,318 related to RSAs with time-based vesting provisions and $1,626 related to RSAs with performance-based vesting provisions. At June 30, 2017, the weighted-average remaining useful lives for time-based vesting RSAs were approximately 28 months and 30 months for the performance-based vesting RSAs.

The following table summarizes stock option activity during the twenty-six weeks ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 30, 2016	209,071	$20.23	$—	9.2
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(7,193)	20.23
Outstanding at June 30, 2017	201,878	$20.23	$—	8.7
Exercisable at June 30, 2017	—	$—	$—	0.0

The Company recognized expense of $158 and $216 on stock options during the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $298 and $272 during the twenty-six weeks ended June 30, 2017 and June 24, 2016. At June 30, 2017, the total unrecognized compensation cost for these options was $1,069 to be recognized over a weighted-average period of approximately 20 months.

As of June 30, 2017, there were 544,548 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Company leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to these facilities totaled $133 and $133, respectively, during the thirteen weeks ended June 30, 2017 and June 24, 2016 and $266 and $350, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $31 and $29, respectively, of products from the Company during the thirteen weeks ended June 30, 2017 and June 24, 2016 and $62 and $56, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $30 and $139 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for its Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and paid $68 and $268, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. The Company purchased approximately $152 and $184 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended June 30, 2017 and June 24, 2016, respectively, and $354 and $230, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016.

With the acquisition of Del Monte, the Company acquired two warehouse facility leases that the Company leases from certain prior owners of Del Monte. Two of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $54 and $53, respectively, for the thirteen weeks ended June 30, 2017 and June 24, 2016 and $107 and $105, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $58 and $57, respectively, for the thirteen weeks ended June 30, 2017 and June 24, 2016 and $114 and $112, respectively, during the twenty-

six weeks June 30, 2017 and June 24, 2016. John DeBenedetti and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti, indirectly through TJ Investments, LLC, own a 8.33% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $242 and $189, respectively, of products during the thirteen weeks ended June 30, 2017 and June 24, 2016 and $428 and $337, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $43 and $31 in total compensation, respectively, for the thirteen weeks ended June 30, 2017 and June 24, 2016 and $92 and $88, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $91 and $91 in total compensation, respectively, for the thirteen weeks ended June 30, 2017 and June 24, 2016 and $395 and $355, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016. John Pappas did not receive any compensation during the twenty-six weeks ended June 30, 2017 or June 24, 2016 for his service on the Company’s Board of Directors. Tara Brennan, the domestic partner of John DeBennedetti, is an employee of the Company and was paid approximately $42 and $45, respectively, for the thirteen weeks ended June 30, 2017 and June 24, 2016 and $90 and $90, respectively, during the twenty-six weeks ended June 30, 2017 and June 24, 2016.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. This related party relationship ended during the fourth quarter of fiscal 2016. The Company paid $0 and $36 during the thirteen weeks and twenty-six weeks ended June 30, 2017, respectively, for use of such aircraft in the fourth quarter of fiscal 2016. No payments were made during the twenty-six weeks ended June 24, 2016.

Note 12         Supplemental Disclosures of Cash Flow Information

	Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016
Supplemental cash flow disclosures:
Cash (received) paid for income taxes	$(1,684)	$7,910
Cash paid for interest	$9,947	$8,582
Non cash financing activities:
Sinking funds used to retire debt	$2,939	$—

Note 13         Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from TCW (an entity controlled by the Company’s founders). TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW's obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,186 at June 30, 2017. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with TCW, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, TCW is actively pursuing business strategies that upon completion will unconditionally and fully release the Company from any guaranty of TCW’s mortgage loan.

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
RECENT ACQUISITIONS
On June 27, 2016, the Company acquired substantially all the assets of MT Food, a specialty food distributor based out of Chicago, IL. The aggregate purchase price for the transaction at acquisition date was $22,000, including an additional $500 payable eighteen months after the closing date and an earn-out of $500, paid during the second quarter of fiscal 2017. The final aggregate purchase price will be subject to the impact of a customary net working capital true-up.
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
Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.3 million square feet in 24 distribution facilities at June 30, 2017. From the second half of fiscal 2013 through the second quarter of fiscal 2017, we have invested significantly in acquisitions, infrastructure and management.

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
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	75.3%	74.7%	75.0%
Gross profit	24.9%	24.7%	25.3%	25.0%
Operating expenses	21.2%	20.8%	22.8%	22.0%
Operating income	3.7%	3.9%	2.5%	3.0%
Other expense	1.8%	8.8%	1.9%	5.3%
Income (loss) before income tax expense	1.9%	(4.9)%	0.6%	(2.3)%
Provision for income taxes	0.8%	(2.1)%	0.2%	(1.0)%
Net income (loss)	1.1%	(2.8)%	0.4%	(1.3)%
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

Thirteen Weeks Ended June 30, 2017 Compared to Thirteen Weeks Ended June 24, 2016
Net Sales
Our net sales for the thirteen weeks ended June 30, 2017 increased approximately 13.9%, or $40,447, to $331,656 from $291,209 for the thirteen weeks ended June 24, 2016. Organic growth contributed $29.1 million, or 10.0% to sales growth in the quarter. The remaining sales growth of $11,347, or 3.9% resulted from the acquisition of MT Food on June 27, 2016. Compared to the second quarter of 2016, organic case count grew approximately 6.4%, while the number of unique customers and placements grew 4.5% and 6.1%, respectively, in our specialty business in the second quarter of 2017. Pounds sold in our protein division increased 1.2% for the second quarter of 2017 compared to the prior year quarter. Internally calculated inflation increased sequentially from the first quarter of 2017 and was approximately 3.8% during the quarter, consisting of 4.3% inflation in our specialty division and 2.8% in our protein division.
Gross Profit
Gross profit increased approximately 15.0%, or $10,793, to $82,596 for the thirteen weeks ended June 30, 2017, from $71,803 for the thirteen weeks ended June 24, 2016. Gross profit margin increased approximately 24 basis points to 24.9% from 24.7%, due in part to our increased mix of business in our specialty division. Gross profit margins increased approximately 12 basis points in our specialty division and increased approximately 12 basis points in our protein division.
Operating Expenses
Total operating expenses increased by approximately 16.2%, or $9,818, to $70,433 for the thirteen weeks ended June 30, 2017 from $60,615 for the thirteen weeks ended June 24, 2016. As a percentage of net sales, operating expenses were 21.2% in the second quarter of 2017 compared to 20.8% in the second quarter of 2016. The increase in the Company’s operating expense ratio is largely attributable to the impact of a prior year $1,470 gain upon the reduction of earn-out liabilities, increased warehouse labor costs of $1,279, higher fleet related expenses of $1,276, higher compensation costs related to the Company’s management infrastructure of $2,099 and increased bad debt expense of $523, offset in part by leverage on the Company’s workman's compensation, health insurance and facility costs.
Operating Income
Operating income for the thirteen weeks ended June 30, 2017 was $12,163 compared to $11,188 for the thirteen weeks ended June 24, 2016. As a percentage of net sales, operating income was 3.7% for the thirteen weeks ended June 30, 2017 compared to 3.9% for the thirteen weeks ended June 24, 2016. The increase in operating income was driven primarily from the higher gross profit discussed above, partially offset by higher operating expenses.
Interest Expense
Total interest expense decreased to $5,880 for the thirteen weeks ended June 30, 2017 compared to $25,667 for the thirteen weeks ended June 24, 2016 due primarily to the prior year $22,310 prepayment penalty associated with the Company's debt refinancing in June 2016. Exclusive of the prepayment penalty, interest expense increased due to higher levels of debt associated with that refinancing.
Provision for Income Taxes
For the thirteen weeks ended June 30, 2017, we recorded an effective income tax rate of 41.5%. For the thirteen weeks ended June 24, 2016, our effective income tax rate was 41.6%.
Net Income (Loss)
Reflecting the factors described above, net income was $3,674 for the thirteen weeks ended June 30, 2017, compared to net loss of $(8,455) for the thirteen weeks ended June 24, 2016.
Twenty-six Weeks Ended June 30, 2017 Compared to Twenty-six Weeks Ended June 24, 2016
Net Sales
Our net sales for the twenty-six weeks ended June 30, 2017 increased approximately 12.2%, or $67,301, to $619,346 from $552,045 for the twenty-six weeks ended June 24, 2016. Organic growth contributed $44,057, or 8.0% to sales growth in the quarter. The remaining sales growth of $23,244, or 4.2% resulted from the acquisition of MT Food on June 27, 2016. Compared to the first half of 2016, organic case count grew approximately 6.2%, while the number of unique customers and placements grew 4.6% and 6.0%, respectively, in our specialty business in the first half of 2017. Pounds sold in our protein division increased 1.3% for the first half of 2017 compared to the prior year. Internally calculated inflation was approximately 2.2% during the 2017 period, consisting of 2.8% inflation in our specialty division and 1.2% in our protein division.

Gross Profit
Gross profit increased approximately 13.6%, or $18,739, to $156,500 for the twenty-six weeks ended June 30, 2017, from $137,761 for the twenty-six weeks ended June 24, 2016. Gross profit margin increased approximately 31 basis points to 25.3% from 25.0%. Gross profit margins increased approximately 9 basis points in our specialty division. Gross profit margins increased approximately 24 basis points in our protein division.
Operating Expenses
Total operating expenses increased by approximately 16.5%, or $20,003, to $141,216 for the twenty-six weeks ended June 30, 2017 from $121,213 for the twenty-six weeks ended June 24, 2016. As a percentage of net sales, operating expenses were 22.8% in the twenty-six weeks ended June 30, 2017 compared to 22.0% in the twenty-six weeks ended June 24, 2016. The increase in the Company’s operating expense ratio is largely attributable to the impact of prior year gains of $1,815 upon the reduction of the Company’s earn-out liabilities, increased warehouse compensation of $2,569, higher delivery labor costs of $2,615 and higher compensation and investments in additional management personnel of $4,657.
Operating Income
Operating income for the twenty-six weeks ended June 30, 2017 was $15,284 compared to $16,548 for the twenty-six weeks ended June 24, 2016. As a percentage of net sales, operating income was 2.5% for the twenty-six weeks ended June 30, 2017 compared to 3.0% for the twenty-six weeks ended June 24, 2016. The decrease in operating income was driven primarily from the higher operating expenses discussed above partially offset by higher gross profit.
Interest Expense
Total interest expense decreased to $11,813 for the twenty-six weeks ended June 30, 2017 compared to $29,323 for the twenty-six weeks ended June 24, 2016 due primarily to the prior year $22,310 prepayment penalty associated with the Company's debt refinancing in June 2016. This decrease was partially offset by increased interest expense due to higher levels of debt associated with that refinancing.
Provision for Income Taxes
For the twenty-six weeks ended June 30, 2017, we recorded an effective income tax rate of 41.5%. For the twenty-six weeks ended June 24, 2016, our effective income tax rate was 41.6%.
Net Income (Loss)
Reflecting the factors described above, net income was $2,032 for the twenty-six weeks ended June 30, 2017, compared to net loss of $(7,462) for the twenty-six weeks ended June 24, 2016.
Product Category Sales Mix
The sales mix for the principal product categories for thirteen weeks and twenty-six weeks ended June 30, 2017 and June 24, 2016 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
Center of the Plate	$156,949	47%	$145,592	50%	$289,494	47%	$271,121	49%
Dry Goods	57,859	17%	48,790	17%	107,581	17%	93,559	17%
Pastry	43,901	13%	36,439	13%	84,829	14%	71,859	13%
Cheese	25,725	8%	22,797	8%	48,748	8%	43,183	8%
Dairy	22,551	7%	15,565	5%	42,030	7%	29,336	5%
Oils and Vinegar	18,469	6%	17,258	6%	34,794	6%	34,174	6%
Kitchen Supplies	6,202	2%	4,768	1%	11,870	1%	8,813	2%
Total	$331,656	100%	$291,209	100%	$619,346	100%	$552,045	100%

LIQUIDITY AND CAPITAL RESOURCES
We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.
Senior Secured Term Loan Credit Facility
On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount Subject to the Company's consolidated Total Leverage Ration not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. The interest rate on this facility at June 30, 2017 was 6.79%.
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
As of June 30, 2017, the Company was in compliance with all debt covenants under the Term Loan Facility.
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

There were no outstanding balances under the ABL as of June 30, 2017. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of June 30, 2017, the Company was in compliance with all debt covenants and the Company had reserved $9,545 of the ABL facility for the issuance of letters of credit. As of June 30, 2017, funds totaling $65,455 were available for borrowing under the ABL facility.
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
Liquidity
We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2017 will be approximately $11,000. The significant decrease in projected capital expenditures in fiscal 2017 as compared to fiscal 2016 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.
On June 27, 2016, the Company acquired substantially all the assets of MT Food, a specialty food distributor based out of Chicago, IL. The aggregate cash purchase price for the transaction at acquisition date was $21,000, exclusive of an additional $500 payable eighteen months after the closing date and an earn-out of $500, paid during the second quarter of fiscal 2017. The final aggregate purchase price will be subject to the impact of a customary net working capital true-up. The acquisition was paid for with cash on hand and drawdown of our delayed draw term loan facility.
On April 26, 2017, the Company repaid its New Markets Tax Credit Loan in full, inclusive of accrued interest outstanding, for $11,009, of which, $8,070 was paid in cash and $2,939 was paid from the associated sinking fund.
Net cash provided by operations was $21,676 for the twenty-six weeks ended June 30, 2017, an increase of $18,375 from the $3,301 provided by operations for the twenty-six weeks ended June 24, 2016. The primary reasons for the increase in net cash provided by operations was cash generated by working capital changes, partially offset by decreased cash generated through net income. The increase in cash provided by changes in working capital was primarily due to increases in cash provided by accounts payable changes and prepaid expenses and other current assets changes of $28,462 and $16,103, respectively, partially offset by an increase in cash used in accounts receivable changes and inventory changes of $6,137 and $10,413, respectively. During the first twenty-six weeks of fiscal 2017 net income increased by $9,494. The primary cause for this increase in net income was a decrease in interest expense of $17,510 as a result of our debt refinancing on June 22, 2016.
Net cash used in investing activities was $6,370 for the twenty-six weeks ended June 30, 2017, a decrease of $1,664 from the net cash used in investing activities of $8,034 for the twenty-six weeks ended June 24, 2016. The decrease in net cash used was primarily due to lower capital expenditures.
Net used in financing activities was $11,263 for the twenty-six weeks ended June 30, 2017, a decrease of $61,525 from the $50,262 provided by financing activities for the twenty-six weeks ended June 24, 2016. This decrease was primarily due to the cash generated by our debt refinancing on June 22, 2016 offset by net payments of $93,382 on our revolving credit facility in the twenty-six weeks ended June 24, 2016 and the repayment of the New Markets Tax credit Loan in the second quarter of 2017.
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
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2017, we had $290.0 million of indebtedness outstanding under the Senior Secured Term Loan and $1.4 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.7 million per annum, holding other variables constant.
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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 28, 2017	4,538	$13.55	—	—
April 29, 2017 to May 25, 2017	1,044	$13.70	—	—
May 26, 2017 to June 30, 2017	218	$15.20	—	—
Total	5,800	$13.64	—	—

(1)
During the thirteen weeks ended June 30, 2017, we withheld 5,800 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2017.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

August 9, 2017	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)