Form 10-Q
period 2017-09-29
Chefs' Warehouse, Inc.
filed 2017-11-08
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at November 6, 2017: 26,564,078

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

PART I FINANCIAL INFORMATION
ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS
THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 29, 2017 (unaudited)	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,071	$32,862
Accounts receivable, net of allowance of $7,950 in 2017 and $6,091 in 2016	135,398	128,030
Inventories, net	109,862	87,498
Prepaid expenses and other current assets	11,564	16,101
Total current assets	260,895	264,491
Equipment and leasehold improvements, net	69,041	62,183
Software costs, net	5,114	5,927
Goodwill	172,943	163,784
Intangible assets, net	143,533	131,131
Other assets	3,024	6,022
Total assets	$654,550	$633,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,067	$65,514
Accrued liabilities	16,871	17,546
Accrued compensation	11,156	9,519
Current portion of long-term debt	4,224	14,795
Total current liabilities	115,318	107,374
Long-term debt, net of current portion	315,115	317,725
Deferred taxes, net	9,113	6,958
Other liabilities and deferred credits	10,528	7,721
Total liabilities	450,074	439,778
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 29, 2017 and December 30, 2016	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,564,168 and 26,280,469 shares issued and outstanding at September 29, 2017 and December 30, 2016, respectively	266	263
Additional paid-in capital	132,405	127,180
Accumulated other comprehensive loss	(1,581)	(2,186)
Retained earnings	73,386	68,503
Stockholders’ equity	204,476	193,760
Total liabilities and stockholders’ equity	$654,550	$633,538

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	September 29, 2017	September 23, 2016
Net sales	$325,076	$297,917
Cost of sales	244,171	223,525
Gross profit	80,905	74,392
Operating expenses	70,411	66,106
Operating income	10,494	8,286
Interest expense	5,593	5,947
Loss on asset disposal	10	40
Income before income taxes	4,891	2,299
Provision for income tax expense	2,040	956
Net income	$2,851	$1,343
Other comprehensive income (loss):
Foreign currency translation adjustments	369	(72)
Comprehensive income	$3,220	$1,271
Net income per share:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05
Weighted average common shares outstanding:
Basic	26,092,387	25,936,832
Diluted	27,387,619	25,977,171
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016
Net sales	$944,422	$849,962
Cost of sales	707,017	637,809
Gross profit	237,405	212,153
Operating expenses	211,627	187,318
Operating income	25,778	24,835
Interest expense	17,406	35,271
Loss on asset disposal	10	43
Income (loss) before income taxes	8,362	(10,479)
Provision for income tax expense (benefit)	3,479	(4,360)
Net income (loss)	$4,883	$(6,119)
Other comprehensive income:
Foreign currency translation adjustments	605	1,034
Comprehensive income (loss)	$5,488	$(5,085)
Net income (loss) per share:
Basic	$0.19	$(0.24)
Diluted	$0.19	$(0.24)
Weighted average common shares outstanding:
Basic	26,011,913	25,911,278
Diluted	26,063,655	25,911,278
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016
Cash flows from operating activities:
Net income (loss)	$4,883	$(6,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,322	4,966
Amortization	8,712	8,704
Provision for allowance for doubtful accounts	2,841	2,674
Deferred rent	254	1,340
Deferred taxes	1,755	1,169
Amortization of deferred financing fees	1,574	1,209
Loss on debt extinguishment	—	22,310
Stock compensation	2,384	1,909
Change in fair value of contingent earn-out liability	72	(1,601)
Loss on sale of assets	10	43
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,760)	4,627
Inventories	(19,731)	5,638
Prepaid expenses and other current assets	1,668	(15,612)
Accounts payable, accrued liabilities and accrued compensation	20,430	(8,424)
Other liabilities	(1,997)	(1,186)
Other assets	(214)	(439)
Net cash provided by operating activities	23,203	21,208
Cash flows from investing activities:
Capital expenditures	(9,860)	(11,532)
Cash paid for acquisitions, net of cash received	(29,722)	(19,742)
Net cash used in investing activities	(39,582)	(31,274)
Cash flows from financing activities:
Payment of debt	(11,641)	(156,655)
Proceeds from issuance of debt	—	315,810
Debt prepayment penalty and other fees	—	(21,219)
Cash paid for deferred financing fees	—	(7,691)
Surrender of shares to pay withholding taxes	(455)	(552)
Cash paid for contingent earn-out liability	(500)	(2,660)
Borrowings under revolving credit facility	—	33,200
Payments under revolving credit facility	—	(126,582)
Net cash (used in) provided by financing activities	(12,596)	33,651
Effect of foreign currency translation on cash and cash equivalents	184	152
Net (decrease) increase in cash and cash equivalents	(28,791)	23,737
Cash and cash equivalents-beginning of period	32,862	2,454
Cash and cash equivalents-end of period	$4,071	$26,191
See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts and per share data)

Note 1         Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The fiscal year ended December 30, 2016 consisted of 53 weeks. The Company operates in one reportable segment, food product distribution, which is concentrated primarily on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2017, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 29, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash: In November 2016, the FASB issued guidance which includes guidance to clarify how companies present and classify restricted cash or restricted cash equivalents in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Adoption of this guidance did not impact the consolidated financial statements as the Company does not have restricted cash.

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

Scope of Modification Accounting: In May 2017, the FASB issued guidance which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Adoption of this guidance did not impact the consolidated financial statements as the Company did not have any share-based payment award modifications.

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

The Company has performed a preliminary analysis on the impact this guidance has on its customer contracts, sales incentive programs, gift card programs, information systems, business processes, and financial statement disclosures. The analysis will be finalized during the fourth quarter. The new revenue recognition model provides guidance on the identification of multiple performance obligations embedded within customer contracts. Based on the preliminary analysis, the Company's customer contracts appear to include one performance obligation which is satisfied once each product is delivered to the customer. Thus revenues will be recognized at a point in time. Under the new standard such performance obligations are satisfied at the point at which the Company transfers control to the customer. This is consistent with the Company's current practice of recognizing revenue upon delivery to the customer, with the exception of the Company's current practice of recognizing revenue at shipping point on direct-to-consumer sales. The Company is in the process of quantifying the impact that the change in revenue recognition timing of its direct-to-consumer sales will have on its financial statements.

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

The Company expects to adopt this guidance when effective using the modified retrospective approach. Under this approach, prior financial statements would not be restated and a cumulative effect adjustment, if any, will be recorded as an adjustment to retained earnings. Adoption will result in expanded disclosures on revenue recognition policies, disaggregated revenues and contract liabilities.

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

Note 3         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net income (loss) per share:
Basic	$0.11	$0.05	$0.19	$(0.24)
Diluted	$0.11	$0.05	$0.19	$(0.24)
Weighted average common shares:
Basic	26,092,387	25,936,832	26,011,913	25,911,278
Diluted	27,387,619	25,977,171	26,063,655	25,911,278

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Numerator:
Net income (loss)	$2,851	$1,343	$4,883	$(6,119)
Add effect of dilutive securities:
Interest on convertible notes, net of tax	134	—	—	—
Adjusted net income (loss)	$2,985	$1,343	$4,883	$(6,119)
Denominator:
Weighted average basic common shares outstanding	26,092,387	25,936,832	26,011,913	25,911,278
Dilutive effect of unvested common shares	57,858	40,339	51,742	—
Dilutive effect of convertible notes	1,237,374	—	—	—
Weighted average diluted common shares outstanding	27,387,619	25,977,171	26,063,655	25,911,278

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Restricted Share Awards (RSAs)	104,053	158,539	134,139	309,922
Stock options	201,878	209,071	203,617	209,071
Convertible subordinated notes	—	1,237,374	1,237,374	1,237,374

Note 4         Fair Value Measurements; Fair Value of Financial Instruments

Assets and Liabilities Measured at Fair Value

As of September 29, 2017, the Company’s only assets or liabilities measured at fair value were the contingent earn-out liabilities from the acquisition of Del Monte Capitol Meat Co. and certain related entities (“Del Monte”) and Fells Point Wholesale Meats Inc. (“Fells Point”). These liabilities were estimated using Level 3 inputs and had a fair value of $5,934 and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent consideration liability:

	Del Monte	MT Food	Fells Point	Total
Balance December 30, 2016	$1,362	$500	$—	$1,862
Acquisition	—	—	4,500	4,500
Cash payments	—	(500)	—	(500)
Changes in fair value	72	—	—	72
Balance September 29, 2017	$1,434	$—	$4,500	$5,934

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the revolving credit facility and term loans approximated their book values as of September 29, 2017 and December 30, 2016, as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	September 29, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$37,632	$36,750	$35,557

Note 5         Acquisitions

Fells Point

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The aggregate purchase price for the transaction at acquisition date was approximately $33,022, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $29,722 was paid in cash at closing and the remaining $3,300 consisted of 185,442 shares of the Company's common stock.

The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12,000. The payment of the earn-out liability is subject to the successful achievement of annual Adjusted EBITDA targets for the Fells Point business over a period of four years following closing. At September 29, 2017 and August 25, 2017, the Company estimated the fair value of this contingent earn-out liability to be $4,500. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Fells Point as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Customer lists, trademarks, and non-compete agreements are expected to be amortized over 15, 20 and 6 years, respectively. Goodwill for the Fells Point acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company's protein business in the Northeast and Mid Atlantic regions, as well as any intangible assets that do not qualify for separate recognition. On August 25, 2017, the Company entered into a five-year lease for a warehouse facility located in Baltimore, MD that is owned by the former owners of Fells Point, some of whom are current employees. The Company paid rent of $22 during the thirteen weeks ended September 29, 2017. For the thirty-nine weeks ended September 29, 2017, the Company reflected net sales and income before taxes of $5,815 and $380, respectively, for Fells Point in its consolidated statement of operations.

The table below presents pro forma consolidated income statement information of the Company for the thirteen and thirty-nine weeks ended September 29, 2017 and September 23, 2016 as if Fells Point acquisition had occurred at the beginning of each year presented. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information is not necessarily indicative of the Company’s results of operations had the Fells Point acquisition been completed on the above dates, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Fells Point acquisition, any incremental costs for Fells Point transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Fells Point acquisition at their respective fair values based on available information and the estimated change in the fair value of the earn-out liability due to accretion.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net sales	$334,007	$307,060	$983,722	$888,742
Income before income taxes	5,447	2,753	10,084	(8,132)

MT Food

On June 27, 2016, the Company acquired substantially all of the assets of M.T. Food Service, Inc. (“MT Food”), based in Chicago, Illinois. Founded in the mid 1990's, MT Food was a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The aggregate purchase price for the transaction at acquisition date was $22,000, including an additional $500 payable eighteen months after the closing date and an earn-out of $500 paid during the second quarter of fiscal 2017. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility.

During the second quarter of 2017, the Company obtained additional information related to the fair value of intangible assets, deferred taxes, inventories, accounts receivable acquired and liabilities owed. As a result, the Company recorded a measurement period adjustment resulting in a net increase in goodwill of $3,418 and a decrease in customer relationships of $2,700. The Company has finalized a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets are valued at fair value using Level 3 inputs. Customer relationships are to be amortized over 15 years. Goodwill will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established distributor to leverage the Company’s existing products and distribution center in the markets served by MT Food, as well as any intangible assets that do not qualify for separate recognition.

The table below sets forth the cash purchase price allocation of the Fells Point and MT Food acquisitions:

	MT Food	Fells Point
Current assets (includes cash acquired)	$6,132	$6,971
Customer relationships	7,600	14,700
Trademarks	—	8,100
Non-compete agreement	—	900
Goodwill	11,976	5,687
Fixed assets	261	2,459
Current liabilities	(3,969)	(1,295)
Earn-out liability	(500)	(4,500)
Other long-term liabilities	(500)	—
Issuance of common shares		(3,300)
Cash purchase price	$21,000	$29,722

Note 6     Inventory

Inventory consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,930 and $2,122 at September 29, 2017 and December 30, 2016, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements as of September 29, 2017 and December 30, 2016 consisted of the following:

	Useful Lives	September 29, 2017	December 30, 2016
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	15,688	13,404
Computers, data processing and other equipment	3-7 years	9,883	9,367
Leasehold improvements	7-22 years	53,479	47,971
Furniture and fixtures	7 years	3,100	3,011
Vehicles	5-7 years	2,570	2,445
Other	7 years	95	95
Construction-in-process		14,711	11,359
		101,988	90,114
Less: accumulated depreciation and amortization		(32,947)	(27,931)
Equipment and leasehold improvements, net		$69,041	$62,183

Construction-in-process at September 29, 2017 and December 30, 2016 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue throughout fiscal 2017 and 2018.

At September 29, 2017 and December 30, 2016, the Company had $506 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $15 and $15 on these assets during the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $45 and $58 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016, respectively.

Depreciation expense, excluding capital leases, was $1,678 and $1,577 for the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $4,970 and $3,753 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016, respectively.

Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $402 and $437 for the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $1,307 and $1,155 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2016	$163,784
Goodwill adjustments	3,418
Fells Point acquisition	5,687
Foreign currency translation	54
Carrying amount as of September 29, 2017	$172,943

The goodwill adjustments relate to the MT Food acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of September 29, 2017 and December 30, 2016 consisted of the following:

September 29, 2017:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$116,381	$(25,465)	$90,916
Non-compete agreements	8,066	(6,605)	1,461
Trademarks	60,674	(9,518)	51,156
Total	$185,121	$(41,588)	$143,533

December 30, 2016:
Customer relationships	$104,381	$(19,981)	$84,400
Non-compete agreements	7,166	(5,587)	1,579
Trademarks	52,574	(7,422)	45,152
Total	$164,121	$(32,990)	$131,131

Amortization expense for other intangibles was $2,981 and $3,137 for the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $8,712 and $8,704 for the thirty-nine weeks ended September 29, 2017 and September 23, 2016.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 29, 2017 and each of the next five fiscal years and thereafter is as follows:

2017	$3,187
2018	11,669
2019	11,392
2020	11,119
2021	11,119
2022	10,391
Thereafter	84,656
Total	$143,533

Note 9        Debt Obligations

Debt obligations as of September 29, 2017 and December 30, 2016 consisted of the following:

	September 29, 2017	December 30, 2016
Senior secured term loan	$289,229	$291,613
Convertible subordinated notes	36,750	36,750
New Markets Tax Credit loan	—	11,000
Capital leases and financed software	1,042	2,136
Deferred finance fees and original issue discount	(7,682)	(8,979)
Total debt obligations	319,339	332,520
Less: current installments	(4,224)	(14,795)
Total debt obligations excluding current installments	$315,115	$317,725

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

As of September 29, 2017, the Company was in compliance with all debt covenants and the Company had reserved $9,545 of the ABL facility for the issuance of letters of credit. As of September 29, 2017, funds totaling $65,455 were available for borrowing under the ABL facility.

Note 10         Stockholders' Equity

The following table reflects the activity of restricted share awards (“RSAs”) during the thirty-nine weeks ended September 29, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2016	334,053	18.69
Granted	206,081	14.79
Vested	(109,442)	18.55
Forfeited	(74,262)	18.39
Unvested at September 29, 2017	356,430	16.57

The Company granted 206,081 RSAs to its employees and directors at a weighted average grant date fair value of $14.79 each during the thirty-nine weeks ended September 29, 2017. These awards are a mix of time and performance based grants which will vest over periods of one to four years. The Company recognized expense totaling $612 and $420 on its RSAs during the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $1,928 and $1,517 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016, respectively.

At September 29, 2017, the Company had 356,430 unvested RSAs outstanding. At September 29, 2017, the total unrecognized compensation cost for these unvested RSAs was $4,641 and the weighted-average remaining useful life was approximately 27 months. Of this total, $3,151 related to RSAs with time-based vesting provisions and $1,490 related to RSAs with performance-based vesting provisions. At September 29, 2017, the weighted-average remaining useful lives for time-based vesting and performance-based vesting RSAs were approximately 27 months.

The following table summarizes stock option activity during the thirty-nine weeks ended September 29, 2017:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 30, 2016	209,071	$20.23	$—	9.2
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(7,193)	20.23
Outstanding at September 29, 2017	201,878	$20.23	$—	8.4
Exercisable at September 29, 2017	—	$—	$—	0.0

The Company recognized expense of $158 and $120 on stock options during the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $456 and $392 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. At September 29, 2017, the total unrecognized compensation cost for these options was $911 to be recognized over a weighted-average period of approximately 17 months.

As of September 29, 2017, there were 523,969 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Company leased two warehouse facilities from related parties. These facilities are 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to these facilities totaled $134 and $133, respectively, during the thirteen weeks ended September 29, 2017 and September 23, 2016 and $400 and $481, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC for which the Company recently extended the lease expiration date to September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company’s founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, CEO, John Pappas, Vice Chairman and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased approximately $26 and $22, respectively, of products from the Company during the thirteen weeks ended September 29, 2017 and September 23, 2016 and $88 and $77, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equity interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $29 and $67 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for its Las Vegas, San Francisco and Chicago facilities during the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and paid $97 and $214, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. The Company purchased approximately $191 and $249 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended September 29, 2017 and September 23, 2016, respectively, and $545 and $249, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016.

With the acquisition of Del Monte, the Company acquired two warehouse facility leases that the Company leases from certain prior owners of Del Monte. Two of the owners are current employees, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $54 and $53, respectively, for the thirteen weeks ended September 29, 2017 and September 23, 2016 and $161 and $158, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $58 and $57, respectively, for the thirteen weeks ended September 29, 2017 and September 23, 2016 and $172 and $169, respectively, during the thirty-nine weeks September 29, 2017 and September 23, 2016. John DeBenedetti and Victoria DeBenedetti are employees of a subsidiary of the Company.

John DeBenedetti, indirectly through TJ Investments, LLC, owns a 8.33% ownership interest in Old World Provisions, which supplies products to the Company since the Del Monte acquisition. The Company purchased approximately $208 and $169, respectively, of products during the thirteen weeks ended September 29, 2017 and September 23, 2016 and $636 and $306, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $48 and $37 in total compensation, respectively, for the thirteen weeks ended September 29, 2017 and September 23, 2016 and $140 and $125, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $99 and $99 in total compensation, respectively, for the thirteen weeks ended September 29, 2017 and September 23, 2016 and $494 and $454, respectively, during the thirty-nine weeks ended September 29, 2017 and September 23, 2016. John Pappas did not receive any compensation during the thirty-nine weeks ended September 29, 2017 or September 23, 2016 for his service on the Company’s Board of Directors. Tara Brennan, the domestic partner of John DeBennedetti, is an employee of the Company and was paid approximately $45 for the thirteen weeks ended September 29, 2017 and September 23, 2016 and $135 during the thirty-nine weeks ended September 29, 2017 and September 23, 2016.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests, owns an interest in an aircraft that the Company uses for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. This related party relationship ended during the fourth quarter of fiscal 2016. The Company made no payments during the thirteen weeks ended September 29, 2017 and September 23, 2016 and $36 during the thirty-nine weeks ended September 29, 2017 for use of such aircraft in the fourth quarter of fiscal 2016. The Company paid $7 during the thirty-nine weeks ended September 23, 2016 for the use of such aircraft.

Note 12         Supplemental Disclosures of Cash Flow Information

	Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$500	$7,976
Cash paid for interest	$14,664	$10,759
Non cash financing activities:
Sinking funds used to retire debt	$2,939	$—
Non-cash investing activity:
Contingent earn-out liabilities for acquisitions	$4,500	$500
Acquisition purchase price payable	$—	$500
Common stock issued for acquisitions	$3,300	$—

Note 13         Commitments and Contingencies

Until February 29, 2016, the Company sublet a distribution facility from TCW (an entity controlled by the Company’s founders). TCW leases the distribution center from the New York City Industrial Development Agency. In connection with this sublease arrangement and TCW's obligations under a related mortgage to its mortgage lender, the Company, Dairyland and another of the Company’s subsidiaries initially were required to act as guarantors of TCW’s mortgage obligation on the distribution center. The mortgage payoff date is December 2029 and the potential obligation under this guarantee totaled $5,120 at September 29, 2017. By agreement dated July 1, 2005, the lender released the Company and its subsidiaries from their guaranty obligations, provided the sublease between Dairyland and TCW remained in full force and effect. As of February 29, 2016, Dairyland exited the sublease arrangement with TCW, triggering the guarantee obligation. The Company believes that the fair value of the building securing the mortgage more than offsets any potential obligation. In addition, TCW is actively pursuing business strategies that upon completion will unconditionally and fully release the Company from any guaranty of TCW’s mortgage loan.

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
In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center and our acquisition of MT Food in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.
RECENT ACQUISITIONS
On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The aggregate purchase price for the transaction at acquisition date was approximately $33,022, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $29,722 was paid in cash at closing and the remaining $3,300 consisted of 185,442 shares of the Company's common stock.
On June 27, 2016, the Company acquired substantially all the assets of MT Food, a specialty food distributor based out of Chicago, IL. The aggregate purchase price for the transaction at acquisition date was $22,000, including an additional $500 payable eighteen months after the closing date and an earn-out of $500, paid during the second quarter of fiscal 2017. The final aggregate purchase price is subject to the impact of a customary net working capital true-up.
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
Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.3 million square feet in 25 distribution facilities at September 29, 2017. From the second half of fiscal 2013 through the third quarter of fiscal 2017, we have invested significantly in acquisitions, infrastructure and management.

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
RESULTS OF OPERATIONS
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	75.0%	74.9%	75.0%
Gross profit	24.9%	25.0%	25.1%	25.0%
Operating expenses	21.7%	22.2%	22.4%	22.0%
Operating income	3.2%	2.8%	2.7%	3.0%
Other expense	1.7%	2.0%	1.8%	4.2%
Income (loss) before income tax expense	1.5%	0.8%	0.9%	(1.2)%
Provision for income taxes	0.6%	0.3%	0.4%	(0.5)%
Net income (loss)	0.9%	0.5%	0.5%	(0.7)%
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

Thirteen Weeks Ended September 29, 2017 Compared to Thirteen Weeks Ended September 23, 2016
Net Sales
Our net sales for the thirteen weeks ended September 29, 2017 increased approximately 9.1%, or $27,159, to $325,076 from $297,917 for the thirteen weeks ended September 23, 2016. Organic growth contributed $21,344, or 7.2% to sales growth in the quarter. The remaining sales growth of $5,815, or 1.9% resulted from the acquisition of Fells Point on August 25, 2017. Organic case count grew approximately 3.6%, in our specialty division, which net of the expected attrition from our MT Food fold-in acquisition in Chicago was 5.2%. In addition, adjusted growth in unique customers and placements grew 4.4% and 5.4%, respectively, compared to the prior year quarter. Pounds sold in our protein division declined 1.2% compared to the prior year earlier quarter, impacted in part by the impact of both hurricanes Harvey and Irma. Estimated inflation continued its sequential increase and was 5.3% and 5.1% in our specialty and protein divisions, respectively.
Gross Profit
Gross profit increased approximately 8.8%, or $6,513, to $80,905 for the thirteen weeks ended September 29, 2017, from $74,392 for the thirteen weeks ended September 23, 2016. Gross profit margin decreased approximately 8 basis points to 24.9% from 25.0%, due in large part to the impact of inflation. Gross margins in the Company's specialty division decreased 12 basis points and decreased 3 basis points in the Company's protein division compared to the prior year quarter.
Operating Expenses
Total operating expenses increased by approximately 6.5%, or $4,305, to $70,411 for the thirteen weeks ended September 29, 2017 from $66,106 for the thirteen weeks ended September 23, 2016. As a percentage of net sales, operating expenses were 21.7% in the second quarter of 2017 compared to 22.2% in the second quarter of 2016. The 54 basis point decrease in the Company’s operating expense ratio is due largely to better utilization of the Company's warehouse facilities, 20 basis points, favorable warehouse and selling labor costs, 16 basis points, and depreciation and amortization expense, 22 basis points, offset in part by higher compensation costs related to the Company's management infrastructure, 25 basis points.
Operating Income
Operating income for the thirteen weeks ended September 29, 2017 was $10,494 compared to $8,286 for the thirteen weeks ended September 23, 2016. As a percentage of net sales, operating income was 3.2% for the thirteen weeks ended September 29, 2017 compared to 2.8% for the thirteen weeks ended September 23, 2016. The increase in operating income was driven primarily from the higher gross profit discussed above, partially offset by higher operating expenses.
Interest Expense
Total interest expense decreased to $5,593 for the thirteen weeks ended September 29, 2017 compared to $5,947 for the thirteen weeks ended September 23, 2016 due primarily to a reduction in interest rates charged on the Company's outstanding debt.
Provision for Income Taxes
For the thirteen weeks ended September 29, 2017, we recorded an effective income tax rate of 41.7%. For the thirteen weeks ended September 23, 2016, our effective income tax rate was 41.6%.
Net Income
Reflecting the factors described above, net income was $2,851 for the thirteen weeks ended September 29, 2017, compared to net income of $1,343 for the thirteen weeks ended September 23, 2016.
Thirty-nine Weeks Ended September 29, 2017 Compared to Thirty-nine Weeks Ended September 23, 2016
Net Sales
Our net sales for the thirty-nine weeks ended September 29, 2017 increased approximately 11.1%, or $94,460, to $944,422 from $849,962 for the thirty-nine weeks ended September 23, 2016. Organic growth contributed $65,401, or 7.7% to sales growth in the quarter. The remaining sales growth resulted from the acquisition of MT Food on June 27, 2016, $23,244 or 2.7%, and from the acquisition of Fells Point on August 25, 2017, $5,815 or 0.7%. Compared to the 2016 period, organic case count grew approximately 5.9%, while the number of unique customers and placements grew 4.6% and 5.8%, respectively, in our specialty business in the first thirty nine weeks of 2017. Pounds sold in our protein division increased 0.4% for the first thirty-nine weeks of 2017 compared to the prior year. Internally calculated inflation was approximately 3.2% during the 2017 period, consisting of 3.7% inflation in our specialty division and 2.5% in our protein division.

Gross Profit
Gross profit increased approximately 11.9%, or $25,252, to $237,405 for the thirty-nine weeks ended September 29, 2017, from $212,153 for the thirty-nine weeks ended September 23, 2016. Gross profit margin increased approximately 18 basis points to 25.1% from 25.0%. Gross profit margins increased approximately 1 basis point in our specialty division. Gross profit margins increased approximately 14 basis points in our protein division.
Operating Expenses
Total operating expenses increased by approximately 13.0%, or $24,309, to $211,627 for the thirty-nine weeks ended September 29, 2017 from $187,318 for the thirty-nine weeks ended September 23, 2016. As a percentage of net sales, operating expenses were 22.4% in the thirty-nine weeks ended September 29, 2017 compared to 22.0% in the thirty-nine weeks ended September 23, 2016. The increase in the Company’s operating expense ratio of 37 basis points is largely attributable to the impact of prior year gains upon the reduction of the Company’s earn-out liabilities, 22 basis points, and investments in additional management personnel, 36 basis points, partially offset by better utilization of the Company's warehouse facilities, 15 basis points.
Operating Income
Operating income for the thirty-nine weeks ended September 29, 2017 was $25,778 compared to $24,835 for the thirty-nine weeks ended September 23, 2016. As a percentage of net sales, operating income was 2.7% for the thirty-nine weeks ended September 29, 2017 compared to 3.0% for the thirty-nine weeks ended September 23, 2016. The increase in operating income was driven primarily from the higher gross profit discussed above partially offset by higher operating expenses.
Interest Expense
Total interest expense decreased to $17,406 for the thirty-nine weeks ended September 29, 2017 compared to $35,271 for the thirty-nine weeks ended September 23, 2016 due primarily to the prior year $22,310 prepayment penalty associated with the Company's debt refinancing in June 2016. This decrease was partially offset by increased interest expense due to higher levels of debt associated with that refinancing.
Provision for Income Taxes
For the thirty-nine weeks ended September 29, 2017, we recorded an effective income tax rate of 41.6%. For the thirty-nine weeks ended September 23, 2016, our effective income tax rate was 41.6%.
Net Income (Loss)
Reflecting the factors described above, net income was $4,883 for the thirty-nine weeks ended September 29, 2017, compared to net loss of $(6,119) for the thirty-nine weeks ended September 23, 2016.
Product Category Sales Mix
The sales mix for the principal product categories for thirteen weeks and thirty-nine weeks ended September 29, 2017 and September 23, 2016 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29, 2017		September 23, 2016		September 29, 2017		September 23, 2016
Center of the Plate	$151,062	47%	$146,552	49%	$440,556	47%	$416,327	49%
Dry Goods	56,442	17%	49,488	17%	164,023	17%	142,961	17%
Pastry	43,654	13%	38,938	13%	128,483	14%	112,732	13%
Cheese	25,796	8%	23,838	8%	74,544	8%	66,774	8%
Dairy	23,294	7%	17,926	6%	65,324	7%	51,935	6%
Oils and Vinegar	18,360	6%	16,211	5%	53,154	6%	45,508	5%
Kitchen Supplies	6,468	2%	4,964	2%	18,338	1%	13,725	2%
Total	$325,076	100%	$297,917	100%	$944,422	100%	$849,962	100%

LIQUIDITY AND CAPITAL RESOURCES
We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities, operating leases, trade payables and bank indebtedness.
Senior Secured Term Loan Credit Facility
On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount Subject to the Company's consolidated Total Leverage Ration not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. The interest rate on this facility at September 29, 2017 was 5.99%.
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
As of September 29, 2017, the Company was in compliance with all debt covenants under the Term Loan Facility.
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

There were no outstanding balances under the ABL as of September 29, 2017. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of September 29, 2017, the Company was in compliance with all debt covenants and the Company had reserved $9,545 of the ABL facility for the issuance of letters of credit. As of September 29, 2017, funds totaling $65,455 were available for borrowing under the ABL facility.
Convertible Subordinated Notes
On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may, at its discretion, pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. Interest is payable annually in cash with the first interest payment due on April 6, 2016. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.
Liquidity
We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2017 will be approximately $12,000. The significant decrease in projected capital expenditures in fiscal 2017 as compared to fiscal 2016 is the result of the completion of the renovation and expansion of our new Bronx, NY and Las Vegas, NV distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.
On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The aggregate purchase price for the transaction at acquisition date was approximately $33,022, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $29,722 was paid in cash at closing and the remaining $3,300 consisted of 185,442 shares of the Company's common stock.
On June 27, 2016, the Company acquired substantially all the assets of MT Food, a specialty food distributor based out of Chicago, IL. The aggregate cash purchase price for the transaction at acquisition date was $21,000, exclusive of an additional $500 payable eighteen months after the closing date and an earn-out of $500, paid during the second quarter of fiscal 2017. The final aggregate purchase price was subject to the impact of a customary net working capital true-up. In October 2017, the Company settled the net working capital true-up with a payment of $447 to the former owners of MT Food. The acquisition was paid for with cash on hand and drawdown of our delayed draw term loan facility.
On April 26, 2017, the Company repaid its New Markets Tax Credit Loan in full, inclusive of accrued interest outstanding, for $11,009, of which, $8,070 was paid in cash and $2,939 was paid from the associated sinking fund.
Net cash provided by operations was $23,203 for the thirty-nine weeks ended September 29, 2017, an increase of $1,995 from the $21,208 provided by operations for the thirty-nine weeks ended September 23, 2016. The primary reasons for the increase in net cash provided by operations was cash generated by working capital changes, partially offset by decreased cash generated through net income. The increase in cash provided by changes in working capital was primarily due to increases in cash provided by accounts payable changes and prepaid expenses and other current assets changes of $28,854 and $17,280, respectively, partially offset by an increase in cash used in accounts receivable changes and inventory changes of $10,387 and $25,369, respectively. During the first thirty-nine weeks of fiscal 2017 net income increased by $11,002. The primary cause for this increase in net income was a decrease in interest expense of $17,865 as a result of our debt refinancing on June 22, 2016, the cash impact of which is reflected as financing activity.
Net cash used in investing activities was $39,582 for the thirty-nine weeks ended September 29, 2017, an increase of $8,308 from the net cash used in investing activities of $31,274 for the thirty-nine weeks ended September 23, 2016. The increase in net cash used was primarily due to the Fells Point acquisition partially offset by lower capital expenditures.

Net used in financing activities was $12,596 for the thirty-nine weeks ended September 29, 2017, a increase of $46,247 from the $33,651 provided by financing activities for the thirty-nine weeks ended September 23, 2016. This increase was primarily due to the cash generated by our debt refinancing on June 22, 2016 offset by net payments of $93,382 on our revolving credit facility in the thirty-nine weeks ended September 23, 2016 and the repayment of the New Markets Tax credit Loan in the second quarter of 2017.
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
Off-Balance Sheet Arrangements
As of September 29, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 29, 2017, we had $289.2 million of indebtedness outstanding under the Senior Secured Term Loan and $1.0 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.7 million per annum, holding other variables constant.
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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2017.
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 28, 2017	7,006	$12.97	—	—
July 29, 2017 to August 25, 2017	2,782	$16.32	—	—
August 26, 2017 to September 29, 2017	—	$—	—	—
Total	9,788	$13.93	—	—

(1)
During the thirteen weeks ended September 29, 2017, we withheld 9,788 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.         MINE SAFETY DISCLOSURES
None.
ITEM 5.         OTHER INFORMATION
None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 1, dated as of September 1, 2017, to the Credit Agreement dated as of June 22, 2016, among Chefs’ Warehouse Parent, LLC and Dairyland USA Corporation, as Borrowers, and The Chefs’ Warehouse, Inc., The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse Of Florida, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, and other Loan Parties party thereto as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner, and Administrative Agent, and Wells Fargo Bank, N.A., Bank of America, N.A. and BMO Harris Bank N.A.as Co-Syndication Agents.

10.2
Amendment No. 2, dated as of September 1, 2017, to the Credit Agreement dated as of June 22, 2016, among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as Borrowers, and The Chefs’ Warehouse, Inc. and the other Loan Parties party thereto, as Guarantors, the Lenders party thereto, Jefferies Finance LLC, as Joint Lead Arranger and Joint Bookrunner, Administrative Agent and Collateral Agent, and BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2017.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

November 8, 2017	/s/ John D. Austin
Date	John D. Austin
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)