Form 10-K
period 2017-12-29
Chefs' Warehouse, Inc.
filed 2018-03-09
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2017): $269,159,670
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2018
Common Stock, $.01 par value per share	28,441,253 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 18, 2018 (Proxy Statement)	Part III

Total number of pages: 84

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

•
we may not achieve the benefits expected from our acquisitions, including our recent acquisitions of Fells Point Wholesale Meats, Inc. (“Fells Point”) and M.T. Food Service, Inc. (“MT Food”), which could adversely impact our business and operating results;

•	we may have difficulty managing and facilitating our future growth;

•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network;

•
our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”), Allen Brothers, Inc. (“Allen Brothers”), Del Monte Capital Meat Co. and related entities (“Del Monte”) and Fells Point, involves increased exposure to price volatility experienced by those products;

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 48,000 stock-keeping units (“SKUs”) from more than 2,500 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers in December 2013, we market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 27, 2013 to December 29, 2017, our net revenues increased from approximately $674 million to approximately $1.3 billion. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 29, 2012, we have completed eight acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these eight acquisitions ranged from $0.4 million to $123.9 million, resulting in aggregate up-front cash consideration of more than $252.8 million, which we funded with borrowings under our then existing senior secured credit facilities, a portion of which we repaid with proceeds from the issuance of $125.0 million of senior secured notes in April 2013 and April 2015, and the proceeds of our common stock offering completed in September 2013.

Excluding our direct-to-consumer business, we currently serve more than 30,000 customer locations in our fifteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Sacramento, Vancouver, Edmonton and Toronto. By leveraging an experienced and sophisticated sales force of approximately 470 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 23 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 48,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5 - 10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 2,500 different suppliers. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 30,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than nine years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 470 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 97% in 2017, which we believe is among the highest rates in the foodservice distribution industry. With 23 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 48,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity since our initial public offering reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through our August 2017 acquisition of Fells Point, a specialty protein manufacturer and distributor, our June 2016 acquisition of MT Food, a wholesale distributor of dairy, produce, specialty and grocer items, our April 2015 acquisition of Del Monte, a supplier of high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products, our October 2014 acquisition of Euro Gourmet Inc. (“Euro Gourmet”), a wholesale specialty distributor of imported and domestic products, our December 2013 acquisition of Allen Brothers, a leading processor and distributor of premium quality meats, and our May 2013 acquisition of Qzina Specialty Foods North America Inc. (“Qzina”), a leading supplier of gourmet chocolate, dessert and pastry products.

Expand our Customer Base Within our Existing Markets. As of December 29, 2017, we served more than 30,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed eleven acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities. During fiscal 2014 we implemented an “integration team” that is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. The integration team helps streamline the acquisition process and enables us to achieve expected benefits and synergies more quickly. Having a team dedicated to integration helps us make sure the people, processes and products we add through acquisitions are consistent with the rest of our business and allows our management team to focus its attention on our day-to-day operations.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 30,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., San Francisco, Los Angeles, Las Vegas, Miami, Portland, Seattle, Columbus, Cincinnati, Chicago, Vancouver, Edmonton and Toronto. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 1.9% of total net sales for our 2017 fiscal year.

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

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 48,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

The quarterly sales mix, as a percentage of net sales, of our principal product categories during fiscal years 2017 and 2016 is as follows:

	Fiscal 2016				Fiscal 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Center-of-the-Plate	48.4%	50.0%	43.4%	45.8%	46.1%	47.3%	46.5%	48.0%
Dry Goods	17.1%	16.8%	18.1%	17.4%	17.3%	17.4%	17.4%	16.9%
Pastries and other Bakery Products	13.5%	12.5%	14.7%	15.0%	14.2%	13.2%	13.4%	13.5%
Cheeses	7.8%	7.8%	9.1%	8.2%	8.0%	7.8%	7.9%	7.4%
Dairy Products	5.2%	5.3%	8.0%	7.7%	6.8%	6.8%	7.2%	7.1%
Oils and Vinegars	6.4%	5.9%	4.9%	4.2%	5.7%	5.6%	5.6%	5.3%
Kitchen Supplies	1.6%	1.7%	1.8%	1.7%	1.9%	1.9%	2.0%	1.8%
Total	100%	100%	100%	100%	100%	100%	100%	100%

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 470 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we currently maintain a ratio of approximately one sales professional for every 64 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 2,500 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 23 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 97% as of fiscal year ended December 29, 2017, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have implemented pick-to-voice technology in each of our distribution facilities, which enables our warehouse employees to fill orders with greater speed and accuracy.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. We have made significant investments in distribution, sales, information and warehouse management systems over the last eight years, and are in the process of implementing a fully-integrated ERP system.  Our systems improvements include the implementation of route optimization software,  a warehouse management system at all specialty warehouses that integrates with pick-to-voice and directed put-away systems. We are driving increasing sales volume through our ecommerce platform and a new mobile ordering tool which we believe will enable a much more seamless online customer experience. We also leverage a reporting and analytics platform that provides our sales team and management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology to provide the fuel to drive profitable growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte, Fells Point and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 29, 2017, we had 1,994 full-time employees, 197 of whom (approximately 9.9%) currently operate under a collective bargaining agreement and are represented by unions. This collective bargaining agreement expires on August 3, 2020. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	58
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

John Pappas Vice Chairman and Director	54
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

James Leddy Chief Financial Officer	54
James“Jim” Leddy is our chief financial officer and assistant secretary, since his appointment as of November 11, 2017. Prior to his appointment, Mr. Leddy served as our executive vice president of finance since joining the Company in September 2017. Mr. Leddy previously served as interim chief financial officer at JetBlue Airways from November 2016 to February 2017 and served as senior vice president and treasurer from 2012 to November 2016. Prior to joining JetBlue, Mr. Leddy served as senior vice president, treasury and cash management at NBCUniversal from 2008 until 2012, and as a senior technical advisor at General Electric from 2003 until 2008. Previously, Mr. Leddy held corporate risk and treasury management positions at First Union National Bank and Dai-ichi Kangyo Bank. Mr. Leddy holds an M.B.A. in Finance and Management of Technology from the University of Connecticut and a B.A. in Economics from Fordham University.

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	37
Alexandros Aldous is our general counsel, corporate secretary & chief government relations officer, positions he has held since joining us in March 2011, our IPO on July 27, 2011, and March 8, 2017, respectively. Mr. Aldous's prior work experience includes working as an attorney with Barclays Capital, the investment banking division of Barclays Bank PLC, in London, where he focused primarily on mergers and acquisitions and capital markets, and prior to that, working as an attorney with Shearman & Sterling LLP, in New York, where he focused primarily on mergers and acquisitions. Mr. Aldous is a member of both the General Counsel Committee and the Government Relations Leadership Committee of the International Foodservice Distributors Association, a member of the Global Alumni Advisory Board of the American College of Greece, as well as a member of the Dean's Counsel of American University's School of International Service. Mr. Aldous earned a B.A. in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, District of Columbia, and England and Wales.

Timothy McCauley Chief Accounting Officer	53
Timothy McCauley is our chief accounting officer, as of February 16, 2018 and previously served as our controller since joining the Company in May 2015. Mr. McCauley has over 30 years of experience in accounting and finance roles across a variety of industries. Mr. McCauley’s prior work experience includes serving as vice president – finance at MacDermid Inc., corporate controller at Northern Tier Energy LP, director of financial reporting and investor relations at Presstek, Inc. and finance director at Eastman Kodak Company. Prior to joining Eastman Kodak Company, Mr. McCauley worked with PricewaterhouseCoopers for eleven years in their assurance and business advisory practice. Mr. McCauley holds a Bachelor of Science degree in Business - Accounting from the University of Connecticut and is a certified public accountant in the state of Connecticut.

Patricia Lecouras Chief Human Resources Officer	62
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

Because our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our business is exposed to reductions in consumer discretionary spending. Consumer discretionary spending may be affected by many factors outside of our control, including general economic conditions, disposable income levels, and consumer confidence levels. In uncertain economic environments, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across a lower volume of sales. Moreover, if a prolonged downturn or uncertain outlook in the economy were to occur, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

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

We may not achieve benefits expected from our acquisitions, including our recent acquisition of Fells Point, which could adversely impact our business and operating results.

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

On August 25, 2017, we completed our acquisition of Fells Point. We can provide no assurance that: (1) the anticipated benefits of the Fells Point transaction, including any cost savings and operational synergies, will be fully realized in the time frame anticipated or at all, (2) the costs or difficulties related to the integration of the Fells Point business and operations into ours will not be greater than expected, (3) unanticipated costs, charges and expenses, including those related to the retention of the Fells Point labor force, will not result from the transaction, and (4) the transaction will not cause disruption to our business and operations and our relationships with customers, employees and other third parties. If one or more of these or other risks are realized, it could have a material adverse impact on our business, financial condition and results of operations.

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

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. In an effort to streamline the acquisition and integration process and achieve expected cost savings and operational synergies more quickly, we implemented an integration team during fiscal 2014, which is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. We believe that having a team dedicated to integration helps make sure the people, processes and products we add through acquisitions are consistent with our historical business and allows our management team to focus its attention on our day-to-day operations. If the integration team does not improve our integration process, the integration of acquisitions could divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

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

Our increased distribution of center-of-the-plate products, like meat, poultry and seafood, following our acquisitions of Michael’s, Allen Brothers, Del Monte and Fells Point, involves increased exposure to price volatility experienced by those products.

With our acquisitions of Michael’s, Allen Brothers, Del Monte and Fells Point, a larger percentage of our revenues is expected to come from center-of-the-plate products. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of restrictions on the exporting of U.S. beef products or lower demand internationally for U.S. beef products, may result in our lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 27.8% of our net sales in our 2017 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte, we now have significant operations in the San Francisco Bay area and Los Angeles, California and following our acquisitions of MT Food, we now have significant operations in Chicago, Illinois. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay, Los Angeles, California, or Chicago, Illinois areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

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

We have a substantial amount of indebtedness. As of December 29, 2017, we had approximately $325.8 million of total indebtedness. We had approximately $288.4 million of outstanding indebtedness under the Term Loan Facility and nothing outstanding under the ABL Facility. In addition, at December 29, 2017, we had $0.7 million outstanding under capital leases and other financing agreements for computer equipment, vehicles and software. Moreover, as part of the consideration we paid in connection with our acquisition of Del Monte, we issued to entities affiliated with Del Monte $36.8 million in convertible subordinated notes with a six-year maturity bearing interest at 2.5% per annum with a conversion price of $29.70 per share.

Our indebtedness could have important consequences to you. For example our indebtedness:

•
requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our Term Loan Facility and ABL Facility (together the “Credit Facilities”) are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions;

•	in the case of the convertible subordinated notes, could result in the issuance of additional shares of our common stock that would result in the dilution of our then-existing stockholders; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our ABL Facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our Credit Facilities, or (subject to certain limitations on the holders ability to accelerate the obligations) our convertible subordinated notes issued in connection with the Del Monte acquisition, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, or in the case of the convertible subordinated notes, convert the notes to common stock resulting in the holders of those notes and their affiliates becoming one of our largest stockholders, and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing the Credit Facilities require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the Credit Facilities. In the event of events of default, the lenders under the Credit Facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

There are inherent risks in our ability to borrow debt capital. Our lenders, including the lenders participating in the Credit Facilities, may have suffered losses related to their lending and other financial relationships, especially as a result of a generally weak and uncertain national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our ABL Facility, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under the Credit Facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under the ABL Facility because of a lender default or if we had to obtain other cost-effective financing. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including our entry into new markets, including through acquisitions) and reducing or eliminating other discretionary uses of cash.

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

Effective August 1, 2012, we became self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 thousand for workers compensation and $250 thousand for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As of December 29, 2017, we had 1,994 full-time employees, 197 of whom (approximately 9.9%) are represented by unions and are operating under a collective bargaining agreement. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

As we increase our employee base and broaden our distribution operations to new geographic markets, including as a result of acquisitions, our increased visibility could result in increased or expanded union-organizing efforts or we may acquire businesses with unionized workforces. Three labor unions have been certified to represent bargaining units at our New York, Chicago and Maryland facilities, and we have entered into a collective bargaining agreement with our union employees in New York, Chicago and Maryland. Although we have not experienced a work stoppage to date, if we are unable to successfully negotiate union contracts, or renewals of existing contracts, if additional employees were to unionize or if we acquire additional businesses with unionized employees, we could be subject to work stoppages and increases in labor costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

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

As of March 5, 2018, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 23.5% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 18.7% of our outstanding shares of common stock as of March 5, 2018. Additionally, upon the closing of our acquisition of Del Monte on April 6, 2015, the shareholders of Del Monte received approximately 1.1 million shares of our common stock, or 3.9% of our outstanding common stock as of March 5, 2018, as well as $36.8 million in convertible subordinated notes, which notes may be converted into shares of our common stock by such holders at any time at a per share price of $29.70. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of March 5, 2018:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Bronx, NY	Leased	Distribution Center	231,100
Chicago, IL	Leased	Distribution Center	127,800
Union City, CA	Leased	Distribution Center	117,400
City of Industry, CA	Leased	Distribution Center	81,600
Las Vegas, NV	Leased	Distribution Center	74,000
Columbus, OH	Leased	Processing Facility/Distribution Center	60,900
Cincinnati, OH	Owned	Distribution Center	59,500
Hanover, MD	Leased	Distribution Center	55,600
Portland, OR	Leased	Distribution Center	55,500
Brisbane, CA	Leased	Processing Facility/Distribution Center	50,000
Baltimore, MD	Leased	Distribution Center	50,000
Downey, CA	Subleased (1)	Distribution Center	40,300
Hayward, CA	Subleased (1)	Distribution Center	40,000
West Sacramento, CA	Leased	Processing Facility/Distribution Center	37,900
Hollywood, FL	Leased	Distribution Center	27,900
Toronto, ON	Leased	Distribution Center	25,500
Richmond, BC	Leased	Distribution Center	24,900
American Canyon, CA	Leased	Processing Facility/Distribution Center	24,000
San Francisco, CA	Leased	Processing Facility/Distribution Center	23,700
Marina, CA	Leased	Processing Facility/Distribution Center	21,000
Ridgefield, CT	Leased	Corporate Headquarters	20,000
West Sacramento, CA	Leased	Maintenance Building	12,000
Kent, WA	Leased	Distribution Center	10,500
Chicago, IL	Owned	Processing Facility	10,000
Edmonton, AB	Leased	Distribution Center	9,600
Pembroke Park, FL	Leased	Distribution Center	6,700
Tempe, AZ	Leased	Distribution Center	3,500
West Bridgewater, MA	Leased	Distribution Center	1,400
Total Square Feet			1,302,300

(1)
These are former distribution centers that are under non-cancelable operating leases that expire in fiscal 2019. We no longer conduct any of our operations out of these sites and we have entered into third-party sublease arrangements for each of them.

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

	Common Stock Price
	High	Low
Fiscal Year Ended December 29, 2017
First Quarter	$16.90	$13.60
Second Quarter	$16.05	$13.00
Third Quarter	$19.80	$12.00
Fourth Quarter	$21.23	$16.60

Fiscal Year Ended December 30, 2016
First Quarter	$20.23	$12.90
Second Quarter	$20.34	$14.82
Third Quarter	$16.72	$10.49
Fourth Quarter	$16.15	$10.80

On March 8, 2018, the closing price of our common stock on the NASDAQ Global Select Market was $23.15 per share. As of March 5, 2018, there were 72 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 28, 2012 through December 29, 2017 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 28, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

Assumes $100 invested on December 28, 2012

	December 28, 2012	December 27, 2013	December 26, 2014	December 25, 2015	December 30, 2016	December 29, 2017
The Chefs’ Warehouse, Inc.	$100.00	$163.16	$123.35	$97.26	$90.43	$114.78
NASDAQ Composite Index	$100.00	$159.55	$184.51	$193.79	$208.51	$264.99
S&P Smallcap Food Distributor Index	$100.00	$207.30	$205.72	$140.35	$220.60	$151.93

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 30, 2017 to October 27, 2017	90	$20.35	—	—
October 28, 2017 to November 24, 2017	1,109	18.35	—	—
November 25, 2017 to December 29, 2017	1,092	20.60	—	—
Total	2,291	$19.50	—	—

(1)
During the thirteen weeks ended December 29, 2017, we withheld 2,291 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 29, 2017 have been derived from our or our predecessor company’s audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	For the Fiscal Years Ended
Statement of Operations Data:	December 29, 2017	December 30, 2016	December 25, 2015	December 26, 2014	December 27, 2013
Net sales	$1,301,520	$1,192,866	$1,046,878	$832,709	$673,545
Cost of sales	972,142	891,649	778,167	627,551	501,181

Gross profit	329,378	301,217	268,711	205,158	172,364
Operating expenses (1)	288,251	253,978	228,311	172,148	135,783

Operating income	41,127	47,239	40,400	33,010	36,581
Interest expense, net (2)	22,709	41,632	12,984	8,167	7,775
Loss (gain) on sale of assets	10	(69)	(295)	(5)	8

Income before income taxes	18,408	5,676	27,711	24,848	28,798
Provision for income taxes (3)	4,042	2,653	11,502	10,633	11,808
Net income	$14,366	$3,023	$16,209	$14,215	$16,990

Basic net income per share	$0.55	$0.12	$0.63	$0.58	$0.78
Diluted net income per share	$0.54	$0.12	$0.63	$0.57	$0.77
Weighted average common shares outstanding:
Basic	26,118	25,919	25,532	24,638	21,767
Diluted	27,425	26,030	26,509	24,845	21,995

Balance Sheet Data (at end of period)
Cash and cash equivalents	$41,504	$32,862	$2,454	$3,328	$20,014
Working capital	$188,567	$157,117	$125,371	$111,947	$117,504
Total assets	$687,749	$633,538	$579,803	$374,266	$351,971
Long-term debt, net of current portion	$313,995	$317,725	$267,349	$135,800	$140,847
Total liabilities	$439,148	$439,778	$391,839	$227,472	$219,906
Total stockholders’ equity	$248,601	$193,760	$187,964	$146,794	$132,065

(1)	Fiscal year 2016 includes income of $8,347 related to the revaluation of the Del Monte earn-out liabilities.

(2)	Fiscal year 2016 includes the impact of our debt restructuring resulting in a loss on extinguishment of debt of $22,310.

(3)	Fiscal year 2017 includes a tax benefit of $3,573 related to the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”).

Acquisitions Affecting Comparability of Operating Results

The Company has made several acquisitions throughout the five-year period ended December 29, 2017. For acquisitions affecting the comparability of most recent three fiscal years, refer to the “Recent Acquisitions” section of “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods are described below.

On December 11, 2013, we acquired substantially all the assets of Allen Brothers (and its subsidiaries) based in Chicago, Illinois. Founded in 1893, Allen Brothers is a leading processor and distributor of premium quality meats to many of the nation’s finest restaurants, hotels, casinos and country clubs. In addition, Allen Brothers supplies many of those same high quality products to over 100,000 consumers through a direct mail and e-commerce platform. The total purchase price for the business is estimated to be approximately $30.7 million, which includes approximately $23.9 million paid at closing with cash proceeds from our September 2013 common stock offering. The remaining $6.7 million represents pension liabilities we assumed of $2.9 million and contingent earn-out consideration of $6.0 million to be paid upon the achievement of certain performance milestones over the next four years following the closing, offset by $2.1 million received as an adjustment to the purchase price. We paid a $1.5 million earn-out in fiscal 2015 and settled the remaining liability for $2.6 million in fiscal 2016.

On May 1, 2013, we acquired 100% of the equity interests of Qzina, a British Columbia, Canada corporation based in Pompano Beach, Florida. Founded in 1982, Qzina is a leading supplier of gourmet chocolate, dessert and pastry products dedicated to the pastry professional. Qzina currently supplies more than 3,000 products to some of the finest restaurants, bakeries, patisseries, chocolatiers, hotels and cruise lines throughout the U.S. and Canada. The total purchase price paid for Qzina was $31.4 million, net of $0.6 million cash and was funded with borrowings under the revolving credit facility portion of our Amended and Restated Credit Agreement. In the third quarter of 2014, the Company received a settlement of $0.5 million from the prior owners of Qzina directly related to disputes regarding the working capital adjustment.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 48,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 30,000 customer locations, primarily located in our 15 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of Michael’s in August 2012, Allen Brothers in December 2013, Del Monte in April 2015 and Fells Point in August 2017, meat, seafood and other center-of-the-plate products, and, as a result of our acquisition of Qzina in May 2013, gourmet chocolate, pastries and dessert; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of a new distribution center in Chicago; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $674 million in fiscal 2013 to $1.3 billion in fiscal 2017.

Recent Acquisitions

On August 25, 2017, we acquired substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The aggregate purchase price for the transaction at acquisition date was approximately $33.0 million, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $29.7 million was paid in cash at closing and the remaining $3.3 million consisted of 185,442 shares of the Company's common stock. We are also required to pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12.0 million. The payment of the earn-out liability is subject to the successful achievement of annual Adjusted EBITDA targets for the Fells Point business over a period of four years following closing.

On June 27, 2016, we acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid-1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21.5 million, of which, $21.0 million was paid in cash at closing with an additional $0.5 million payable eighteen months after the closing date. The aggregate purchase was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility. During the second quarter of fiscal 2017, we paid an earn-out of $0.5 million to the former owners.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte for an aggregate purchase price of approximately $184.1 million. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•
$123.9 million in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25.0 million of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•	$36.8 million in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1.3 million offset received as an adjustment to the purchase price.

In addition, we have agreed to pay additional contingent consideration in the form of an earn-out of up to $24.5 million upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing. The fair value of the Del Monte earn-out liability was $0.6 million as of December 29, 2017.

Debt Restructuring and Repricing

On June 22, 2016, we refinanced our debt structure by entering into a new senior secured term loan. We used the proceeds to pay off our revolving credit facility of $96.4 million, our previous term loan of $1.7 million and our senior secured notes of $125.0 million. We were required to pay the senior note holders make-whole payments totaling $21.1 million for the early retirement of these notes. In addition, we wrote off deferred financing fees totaling $1.1 million relating to the senior secured notes, term loan, and revolving credit facility. The refinancing met the requirements of a debt extinguishment for accounting purposes and the loss on extinguishment of debt of $22.3 million, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in interest expense.

On December 13, 2017, we repriced our senior secured term loan from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, we incurred debt financing costs of $0.8 million which were capitalized as deferred financing fees.

Equity Offering

On December 19, 2017, we completed a public offering of 1,900,000 shares of our common stock which resulted in net proceeds to us of approximately $34.0 million after deducting underwriters’ fees, commissions and transaction expenses. The net proceeds are currently being held as cash and cash equivalents for use in general corporate purposes including as possible consideration for future acquisitions.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.3 million square feet in 23 distribution facilities at December 29, 2017. From the second half of fiscal 2013 through the end of fiscal 2017, we have invested significantly in acquisitions, infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers' businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Similarly, the direct-to-consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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

•
Operating expenses. Our operating expenses include warehousing, processing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing, processing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses, share-based compensation expense and changes in the fair value of our contingent earn-out liabilities).

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.7%	74.7%	74.3%
Gross profit	25.3%	25.3%	25.7%
Operating expenses	22.1%	21.3%	21.8%
Operating income	3.2%	4.0%	3.9%
Other expense	1.7%	3.5%	1.2%
Income before income taxes	1.4%	0.5%	2.6%
Provision for income taxes	0.3%	0.2%	1.1%
Net income	1.1%	0.3%	1.5%

Fiscal Year Ended December 29, 2017 compared to Fiscal Year Ended December 30, 2016

The fiscal year ended December 29, 2017 consisted of 52 weeks as compared to the fiscal year ended December 30, 2016, which consisted of 53 weeks.

Net Sales

Net sales for the fifty-two weeks ended December 29, 2017 increased approximately 9.1% to $1.30 billion from $1.19 billion for the fifty-three weeks ended December 30, 2016. Organic growth contributed $86.9 million or 7.3% to sales growth in the year. The remaining sales growth resulted from the acquisition of MT Food on June 27, 2016, $23.2 million or 1.9%, and the acquisition of Fells Point on August 25, 2017, $22.6 million or 1.9%, partially offset by the 53rd week in fiscal 2016, which contributed approximately $24.1 million, or 2.0%, to net sales in fiscal 2016. Internally calculated inflation was approximately 3.2% for the fiscal year ended December 29, 2017, compared to internally calculated deflation for fiscal 2016 of approximately 1.2%.

Gross Profit

Gross profit increased approximately 9.3% to $329.4 million for the fifty-two weeks ended December 29, 2017 from $301.2 million for the fifty-three weeks ended December 30, 2016 primarily due to the increased sales volumes discussed above. Gross profit margin increased approximately 6 basis points to 25.3% in fiscal 2017 from 25.3% in fiscal 2016. This increase in gross profit margin related to the approximately 22 basis points increase in the Company’s specialty division margin, partially offset by an approximate 41 basis points decrease in the protein division margin compared to margins in the fifty-three weeks ended December 30, 2016.

Operating Expenses

Total operating expenses increased by approximately 13.5% to $288.3 million for the fifty-two weeks ended December 29, 2017 from $254.0 million for the fifty-three weeks ended December 30, 2016. As a percentage of net sales, operating expenses increased 80 basis points to 22.1% for fiscal 2017 from 21.3% for fiscal 2016. The increase in our operating expense ratio is largely attributable to the impact of prior year gains upon the reduction of the Company’s earn-out liabilities, 80 basis points, and higher distribution costs, 19 basis points.

Operating Income

Operating income decreased approximately 12.9% to $41.1 million for the fifty-two weeks ended December 29, 2017 compared to $47.2 million for the fifty-three weeks ended December 30, 2016. As a percentage of net sales, operating income was 3.2% in fiscal 2017 compared to 4.0% in fiscal 2016. The decrease in operating income as a percentage of sales was driven primarily by the increase in operating expenses discussed above.

Other Expense

Total other expense decreased $18.8 million to $22.7 million for the fiscal year ended December 29, 2017, from $41.6 million for the fiscal year ended December 30, 2016. This decrease was primarily due to the prior year $22.3 million debt extinguishment loss associated with the Company's debt refinancing in June 2016. This decrease is partially offset by increased interest expense due to higher levels of debt associated with that refinancing.

Provision for Income Taxes

Our effective income tax rate was 22.0% and 46.7% for the fiscal years ended December 29, 2017 and December 30, 2016, respectively. The decrease in effective tax rate in fiscal 2017 is due primarily to the impacts of the Tax Act which created an income tax benefit of $3.6 million from the remeasurement of the Company's deferred tax assets and liabilities. The Company's effective income tax rate for fiscal 2017 exclusive of the impact of the Tax Act would have been 41.4%.

Net Income

Reflecting the factors described in more detail above, net income increased $11.3 million to $14.4 million for the fiscal year ended December 29, 2017, compared to $3.0 million for the fiscal year ended December 30, 2016.

Fiscal Year Ended December 30, 2016 compared to Fiscal Year Ended December 25, 2015

The fiscal year ended December 30, 2016 consisted of 53 weeks as compared to the fiscal year ended December 25, 2015, which consisted of 52 weeks.

Net Sales

Net sales for the fifty-three weeks ended December 30, 2016 increased approximately 13.9% to $1.19 billion from
$1.05 billion for the fifty-two weeks ended December 25, 2015. The increase in net sales was primarily the result of the Del Monte acquisition on April 6, 2015, the MT Food acquisition on June 27, 2016, the 53rd week in fiscal 2016 and organic sales growth. Del Monte contributed approximately $48.6 million, or 4.6%, MT Food contributed $31.6 million, or 3.0%, and the extra week in fiscal 2016 contributed approximately $24.1 million, or 2.3%, to net sales growth for fifty-three weeks ended December 30, 2016. Organic growth contributed the remaining approximately $41.7 million, or 4.0%, of total net sales growth. Internally calculated deflation was approximately 1.2% for the fiscal year ended December 30, 2016, driven largely by our protein division. Internally calculated inflation for fiscal 2015 was approximately 3.0%.

Gross Profit

Gross profit increased approximately 12.1% to $301.2 million for the fifty-three weeks ended December 30, 2016 from $268.7 million for the fifty-two weeks ended December 25, 2015 primarily due to the increased sales volumes discussed above. Gross profit margin decreased approximately 42 basis points to 25.3% in fiscal 2016 from 25.7% in fiscal 2015. This decrease in gross profit margin related to the higher mix of protein sales in fiscal 2016 due to the acquisition of Del Monte in the second quarter of 2015 and the relative performance of Del Monte and Allen Brothers during the period. Gross profit margins decreased approximately 34 basis points in the Company’s specialty division and 23 basis points in the protein division compared to margins in the fifty-two weeks ended December 25, 2015.

Operating Expenses

Total operating expenses increased by approximately 11.2% to $254.0 million for the fifty-three weeks ended December 30, 2016 from $228.3 million for the fifty-two weeks ended December 25, 2015. As a percentage of net sales, operating expenses decreased 52 basis points to 21.3% for fiscal 2016 from 21.8% for fiscal 2015. The increase in our operating expenses is largely attributable to the acquisitions of Del Monte and MT Food which accounted for year-on-year increases of $12.2 million and $5.2 million, respectively, higher warehousing and distribution costs of $4.6 million and $3.4 million, respectively, due to increased sales levels, the impact of the 53rd week in fiscal 2016 of approximately $4.8 million and increased amortization expense of $2.0 million, partially offset by the reduction in the fair value of earn-out obligations of $10.0 million in 2016.

Operating Income

Operating income increased approximately 16.9% to $47.2 million for the fifty-three weeks ended December 30, 2016 compared to $40.4 million for the fifty-two weeks ended December 25, 2015. As a percentage of net sales, operating income was 4.0% in fiscal 2016 compared to 3.9% in fiscal 2015. The increase in operating income as a percentage of sales was driven primarily from the reduction in operating expenses as a percentage of sales discussed above.

Other Expense

Total other expense increased $28.9 million to $41.6 million for the fiscal year ended December 30, 2016, from $12.7 million for the fiscal year ended December 25, 2015. This increase was primarily due to the refinancing of the Company’s debt on June 22, 2016. As part of the refinancing, the Company retired its previous revolving credit facility, term loan and senior secured notes. The Company was required to pay the senior note holders make-whole payments totaling $21.1 million for the early retirement of these notes. In addition, the Company wrote off deferred financing fees totaling $1.1 million relating to the senior secured notes, term loan, and revolving credit facility. This retirement was accounted for as a debt extinguishment and the loss on debt extinguishment of $22.3 million, inclusive of the make-whole payments and write-off of deferred financing fees is reflected in interest expense in the fifty-three weeks ended December 30, 2016. In addition, the Company had higher overall debt levels in fiscal 2016 as a result of financing the Del Monte acquisition in the second quarter of fiscal 2015.

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

Net Income

Reflecting the factors described in more detail above, net income decreased $13.2 million to $3.0 million for the fiscal year ended December 30, 2016, compared to $16.2 million for the fiscal year ended December 25, 2015.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, equity financing, operating leases, and trade payables.

Our New Markets Tax Credit loan (“NMTC Loan”) matured on April 26, 2017 and was repaid in full, including all accrued interest, for $11.0 million of which, $8.1 million was paid in cash and $2.9 million was paid from the associated sinking fund.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent.  The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305.0 million with a $50.0 million six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50.0 million (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14.0 million from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25.0 million of the outstanding balance of the Term Loans.

The final maturity of the Term Loan Facility is June 22, 2022. Subject to adjustment for prepayments, the Company is required to make quarterly amortization payments on the Term Loans in an amount equal to 0.25% of the aggregate principal amount of the Term Loans.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage.

On December 13, 2017, we repriced our senior secured term loan from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, we incurred financing costs of $0.8 million which were capitalized as deferred financing fees. The interest rate on this facility at December 29, 2017 was 5.57%.

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

As of December 29, 2017, the Company was in compliance with all debt covenants under the Term Loan Facility.

Asset Based Loan Facility

On June 22, 2016, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which JPMorgan Chase Bank, N.A., acts as administrative agent and collateral agent. The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $75.0 million. Availability under the ABL Facility will be limited to a borrowing base consisting of the difference of (a) the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves minus (b) outstanding borrowings. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25.0 million. The ABL Facility matures on June 22, 2021.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.

The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base.

There were no outstanding balances under the ABL Facility as of December 29, 2017. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of December 29, 2017, the Company was in compliance with all debt covenants and the Company had reserved $10.2 million of the ABL facility for the issuance of letters of credit. As of December 29, 2017, funds totaling $64.8 million were available for borrowing under the ABL facility.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36.8 million principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. Interest is paid annually in cash. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70.

Liquidity

Our capital expenditures, excluding cash paid for acquisitions, were approximately $12.3 million for fiscal 2017. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2018 will be in the range of $14.0 million to $16.0 million. The increase in projected capital expenditures in fiscal 2018 as compared to fiscal 2017 is the result of planned expansions of several of our distribution facilities and renovations to our corporate headquarters. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

On December 19, 2017, we completed a public offering of 1,900,000 shares of our common stock which resulted in net proceeds to us of approximately $34.0 million after deducting underwriters’ fees, commissions and transaction expenses. The net proceeds are currently being held as cash and cash equivalents for use in general corporate purposes including as possible consideration for future acquisitions.

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The aggregate purchase price for the transaction at acquisition date was approximately $33.0 million, including the impact of an initial net working capital adjustment which is subject to a post-closing working capital adjustment true up. Approximately $29.7 million was paid in cash at closing and the remaining $3.3 million consisted of 185,442 shares of the Company's common stock. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12.0 million. The payment of the earn-out liability is subject to the successful achievement of annual Adjusted EBITDA targets for the Fells Point business over a period of four years following closing.

On June 27, 2016, we acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid-1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21.5 million, of which, $21.0 million was paid in cash at closing with an additional $0.5 million payable eighteen months after the closing date and an earn-out of $0.5 million paid during the second quarter of fiscal 2017. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility.

On April 26, 2017, our NMTC Loan matured and was repaid in full, including all accrued interest, for $11.0 million, of which, $8.1 million was paid in cash and $2.9 million was paid from the associated sinking fund.

In July 2015, we closed on a sale-leaseback transaction of our new Las Vegas, NV distribution facility. The property was sold for $14.6 million, which approximated its cost. The related on-going lease will be accounted for as an operating lease.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte for an aggregate purchase price of approximately $184.1 million. Founded in 1926, Del Monte supplies high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•
$123.9 million in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25.0 million of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•	$36.8 million in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1.3 million offset received as an adjustment to the purchase price.

In addition, we have agreed to pay additional contingent consideration in the form of an earn-out of up to $24.5 million upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing protein business and the business of any protein companies subsequently acquired by the Company over the six years following the closing. The fair value of the Del Monte earn-out liability was $0.6 million as of December 29, 2017.

Cash Flows

Net cash provided by operations was $31.5 million for fiscal 2017, a decrease of $7.4 million from the $38.9 million provided by operations for fiscal 2016. The primary reasons for the decrease in net cash provided by operations were decreased cash generated through net income from operations and increased cash used in working capital changes. During fiscal 2017 net income increased by $11.3 million. Exclusive of the impact of the fiscal year 2016 loss on extinguishment of debt of $22.3 million and $10.0 million fair-value adjustment to the Company's Allen Brothers and Del Monte earn-out liabilities, partially offset by their aggregate tax impact of $5.1 million, and the fiscal 2017 one-time income tax benefit of $3.6 million due to the Tax Act, net income from operations increased by $0.6 million. The decrease in cash provided by changes in working capital was primarily due to increases in cash used for inventory changes of $18.8 million and accounts receivable changes of $11.1 million, offset by an increase in cash provided by prepaid expenses and other current assets changes of $11.9 million (exclusive of the tax impact of the loss on debt extinguishment, a financing activity ) and an increase in cash provided by accounts payable changes of $11.3 million.

Net cash provided by operations was $38.9 million for fiscal 2016, an increase of $1.2 million from the $37.7 million provided by operations for fiscal 2015. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income from operations partially offset by cash used in working capital changes. During fiscal 2016 net income decreased by $13.2 million. The primary cause for this decrease in net income was a loss on extinguishment of debt of $22.3 million, partially offset by the related tax impact on the loss of approximately $9.3 million. Exclusive of the net impact of the loss on extinguishment, which is a cash flow from financing activities, net income from operations decreased by $0.2 million. Embedded within the net income from operations decrease, non-cash charges decreased by $2.8 million, representing an overall decrease of cash provided by operations through net income of $3.0 million. The primary cause for this decrease was the $10.0 million fair-value adjustment to the Company’s Allen Brothers and Del Monte earn-out liabilities partially offset by the related tax impact of $4.2 million, organic growth as well as the cash generating impacts of the Del Monte and MT Food acquisitions. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used for accounts payable changes of $16.3 million and an increase in cash used for prepaid expenses and other current assets changes of $8.5 million (exclusive of the tax impact of the loss on debt extinguishment, a financing activity), offset by increases in cash provided by inventory changes of $13.1 million and accounts receivable changes of $8.6 million.

Net cash used in investing activities was $42.4 million for fiscal 2017, an increase of $6.6 million from the net cash used in investing activities of $35.8 million for fiscal 2016. The increase in net cash used was primarily due to higher cash paid for acquisitions, resulting from the Fells Point acquisition in 2017 partially offset by the cash paid for the MT Food acquisition in 2016, and lower capital expenditures the result of completing construction of our new San Francisco, CA distribution facility.

Net cash used in investing activities was $35.8 million for fiscal 2016, a decrease of $93.5 million from the net cash used in investing activities of $129.3 million for fiscal 2015. The decrease in net cash used was primarily due to lower cash paid for acquisitions, resulting from the Del Monte acquisition in 2015 partially offset by the cash paid for the MT Food acquisition in 2016, and lower capital expenditures the result of completing construction of our Bronx, NY and Las Vegas, NV distribution facilities offset, in part, by the sale of one of our owned facilities in fiscal 2015.

Net cash provided from financing activities was $19.4 million in fiscal 2017, a decrease of $7.8 million from the $27.2 million provided from financing activities in fiscal 2016. This decrease primarily resulted from our fiscal 2016 debt restructuring and the payment of $6.7 million in contingent earn-out consideration related to the Allen Brothers and Del Monte acquisitions, partially offset by $34.0 million in net proceeds from our equity offering in December 2017.

Net cash provided from financing activities was $27.2 million in fiscal 2016, a decrease of $63.8 million from the $91.0 million provided from financing activities in fiscal 2015. This decrease primarily resulted from the debt issued in 2015 to pay for the Del Monte acquisition and payments made to pay off our revolving credit facility in fiscal 2016, the result of improved cash flow from operations and lower capital expenditures.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 29, 2017.

	Payments Due by Period (1)
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Inventory purchase commitments	$37,929	$37,929	$—	$—	$—
Indebtedness	$325,185	$3,179	$6,358	$315,648	$—
Capital lease obligations and software financing	$664	$647	$10	$7	$—
Pension exit liabilities	$2,438	$130	$288	$329	$1,691
Long-term operating leases	$125,118	$20,831	$35,379	$26,988	$41,920

Total	$491,334	$62,716	$42,035	$342,972	$43,611

(1)
Interest on our various outstanding debt instruments is included in the above table, except for our senior secured credit facility, which has a variable interest rate. At December 29, 2017, we had borrowings of $288.4 million under our senior secured credit facility. During the fiscal year ended December 29, 2017, the weighted average interest rate on our senior secured credit facility was 6.45% and we incurred interest expense of $19.0 million. See Note 9 “Debt Obligations” to our consolidated financial statements for further information.

Cash to be paid for income taxes is excluded from the table above.

We had outstanding letters of credit of approximately $10.2 million and $8.3 million at December 29, 2017 and December 30, 2016, respectively.

Substantially all of our assets are pledged as collateral to secure our borrowings under our Credit Facilities.

Off-Balance Sheet Arrangements

As of December 29, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $142.2 million and $128.0 million, net of the allowance for doubtful accounts of $8.0 million and $6.8 million, as of December 29, 2017 and December 30, 2016, respectively.

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

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. We test for goodwill impairment at the reporting unit level, as we aggregate our component units into two reporting units, Protein and Specialty, based on a discounted cash flow approach. The quantitative analysis consists of a comparison of the carrying value of the our reporting units, including goodwill, to the estimated fair value of the reporting units. A goodwill impairment loss, if any, would be recognized for the amount by which the reporting unit's carrying value exceeded its fair value.

When analyzing whether to aggregate the business components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate and concluded that the business components can be combined into two reporting units, Protein and Specialty.

As of December 29, 2017, our annual assessment indicated that no impairment of goodwill existed, as the fair value of each reporting unit exceeded their carrying value. Total goodwill as of December 29, 2017 and December 30, 2016 was $173.2 million and $163.8 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2017 or 2016 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 29, 2017 and December 30, 2016 were $140.3 million and $131.1 million, respectively.

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

Self-Insurance Reserves

Effective October 1, 2011, we began maintaining a self-insured group medical program. The program contains individual stop loss thresholds of $175 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Effective August 1, 2012, we became self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $350 thousand for workers' compensation and $250 thousand for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Contingent Earn-out Liabilities

We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually remeasure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Operations. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios, including the use of Monte Carlo simulations, and weight the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

Recent Accounting Pronouncements

See Note 1 “Operations and Basis of Presentation” to our consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our consolidated financial statements.

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

As of December 29, 2017, we had an aggregate $288.4 million of indebtedness outstanding under the ABL Credit Facility and Term Loan Facility and $0.6 million under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.3 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse Inc. (the “Company”) and subsidiaries as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 29, 2017 and December 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.

New York, NY
March 9, 2018

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 29, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41,504	$32,862
Accounts receivable, net of allowance of $8,026 in 2017 and $6,848 in 2016	142,170	128,030
Inventories, net	102,083	87,498
Prepaid expenses and other current assets	11,083	16,101
Total current assets	296,840	264,491

Equipment and leasehold improvements, net	68,378	62,183
Software costs, net	6,034	5,927
Goodwill	173,202	163,784
Intangible assets, net	140,320	131,131
Other assets	2,975	6,022
Total assets	$687,749	$633,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,019	$65,514
Accrued liabilities	21,871	17,546
Accrued compensation	12,556	9,519
Current portion of long-term debt	3,827	14,795
Total current liabilities	108,273	107,374

Long-term debt, net of current portion	313,995	317,725
Deferred taxes, net	6,015	6,958
Other liabilities and deferred credits	10,865	7,721
Total liabilities	439,148	439,778

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 29, 2017 and December 30, 2016	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 28,442,208 and 26,280,469 shares issued and outstanding at December 29, 2017 and December 30, 2016, respectively	284	263
Additional paid in capital	166,997	127,180
Accumulated other comprehensive loss	(1,549)	(2,186)
Retained earnings	82,869	68,503
Total stockholders’ equity	248,601	193,760
Total liabilities and stockholders’ equity	$687,749	$633,538

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net sales	$1,301,520	$1,192,866	$1,046,878
Cost of sales	972,142	891,649	778,167
Gross profit	329,378	301,217	268,711
Operating expenses	288,251	253,978	228,311
Operating income	41,127	47,239	40,400
Interest expense	22,709	41,632	12,984
Loss (gain) on sale of assets	10	(69)	(295)
Income before income taxes	18,408	5,676	27,711
Provision for income taxes	4,042	2,653	11,502
Net income	$14,366	$3,023	$16,209
Other comprehensive income:
Foreign currency translation adjustments	637	763	(2,256)
Comprehensive income	$15,003	$3,786	$13,953
Net income per share:
Basic	$0.55	$0.12	$0.63
Diluted	$0.54	$0.12	$0.63
Weighted average common shares outstanding:
Basic	26,118,482	25,919,480	25,532,172
Diluted	27,424,526	26,029,609	26,508,994

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 29, 2017, December 30, 2016, and December 25, 2015
(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 26, 2014	25,031,267	$250	$97,966	$(693)	$49,271	$146,794
Net income	—	—	—	—	16,209	16,209
Shares issued for Del Monte acquisition	1,113,636	11	24,678	—	—	24,689
Stock compensation	196,950	2	3,537	—	—	3,539
Excess tax benefits on stock compensation	—	—	81	—	—	81
Cumulative translation adjustment	—	—	—	(2,256)	—	(2,256)
Shares surrendered to pay withholding taxes	(51,178)	—	(1,092)	—	—	(1,092)
Balance December 25, 2015	26,290,675	$263	$125,170	$(2,949)	$65,480	$187,964
Net income	—	—	—	—	3,023	3,023
Stock compensation	25,895	—	2,579	—	—	2,579
Cumulative translation adjustment	—	—	—	763	—	763
Shares surrendered to pay withholding taxes	(36,101)	—	(569)	—	—	(569)
Balance December 30, 2016	26,280,469	$263	$127,180	$(2,186)	$68,503	$193,760
Net income	—	—	—	—	14,366	14,366
Stock compensation	110,331	—	3,018	—	—	3,018
Public offering of common stock	1,900,000	19	34,001			34,020
Shares issued for Fells Point acquisition	185,442	2	3,298	—	—	3,300
Cumulative translation adjustment	—	—	—	637	—	637
Shares surrendered to pay withholding taxes	(34,034)	—	(500)	—	—	(500)
Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 29, 2017, December 30, 2016, and December 25, 2015
(Amounts in thousands)

	December 29, 2017	December 30, 2016	December 25, 2015
Cash flows from operating activities:
Net income	$14,366	$3,023	$16,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,516	7,082	5,960
Amortization of intangible assets	12,033	11,433	9,453
Provision for allowance for doubtful accounts	4,061	3,224	2,909
Deferred rent	285	1,568	850
Deferred taxes	(703)	2,991	(809)
Amortization of deferred financing fees	2,084	1,807	1,228
Loss on debt extinguishment	—	22,310	—
Stock compensation	3,018	2,579	3,539
Change in fair value of earn-outs	(579)	(10,031)	558
Gain on asset disposal	10	(69)	(295)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,611)	(2,503)	(11,055)
Inventories	(11,783)	7,038	(6,109)
Prepaid expenses and other current assets	4,762	(7,168)	1,314
Accounts payable and accrued liabilities	10,406	(941)	15,351
Other liabilities	(1,130)	(2,314)	(471)
Other assets	(238)	(1,115)	(905)
Net cash provided by operating activities	31,497	38,914	37,727

Cash flows from investing activities:
Capital expenditures	(12,311)	(16,623)	(21,656)
Cash paid for acquisitions, net of cash received	(30,095)	(19,742)	(123,831)
Proceeds from asset disposals	—	550	16,187
Net cash used in investing activities	(42,406)	(35,815)	(129,300)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	34,020	—	—
Proceeds from senior secured notes	—	315,810	25,000
Payment of debt and capital lease obligations	(12,830)	(158,880)	(23,893)
Payment for debt extinguishment	—	(21,219)	—
Borrowing under revolving credit line	24,000	33,200	209,982
Payments under revolving credit line	(24,000)	(126,582)	(116,600)
Payment of deferred financing fees	(761)	(7,782)	(1,012)
Cash paid for contingent earn-out obligation	(500)	(6,743)	(1,420)
Surrender of shares to pay withholding taxes	(500)	(569)	(1,092)
Excess tax benefits on stock compensation	—	—	81
Net cash provided by financing activities	19,429	27,235	91,046

Effect of foreign currency on cash and cash equivalents	122	74	(347)
Net change in cash and cash equivalents	8,642	30,408	(874)
Cash and cash equivalents at beginning of year	32,862	2,454	3,328
Cash and cash equivalents at end of year	$41,504	$32,862	$2,454
See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated statement of operations for the fiscal year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks. The Company operates in one reportable segment, food product distribution, which is concentrated on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

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

Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued guidance to simplify the accounting for employee share-based payments. The main provisions are to recognize excess tax benefits in the income statement rather than to additional paid-in capital, allow an entity to account for forfeitures as they occur, allow an entity to withhold employee shares up to the individual's maximum statutory tax rate without triggering liability classification of the award, present excess tax benefits as an operating cash flow and to present cash payments for employee tax withholding on vested stock awards as a financing cash flow. The guidance also requires that any unrecognized tax benefits that were not previously recognized be recorded through a cumulative-effect adjustment to retained earnings in the period in which the guidance is adopted. Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur and began recognizing any excess tax benefits through current year earnings. There were no previously unrecognized tax benefits that required a cumulative-effect adjustment to retained earnings. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Guidance Not Yet Adopted

Revenue from Contracts with Customers: In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date (annual periods beginning after December 15, 2016).

The Company has completed its analysis on the impact this guidance has on its customer contracts, sales incentive programs, gift card programs, information systems, business processes, and financial statement disclosures. The new revenue recognition model provides guidance on the identification of multiple performance obligations embedded within customer contracts. The Company's customer contracts include performance obligations which are satisfied as each product is delivered to the customer. Thus revenues will be recognized at a point in time. Under the new standard such performance obligations are satisfied at the point at which the Company transfers control to the customer. This is consistent with the Company's current practice of recognizing revenue upon delivery to the customer, with the exception of the Company's current practice of recognizing revenue at shipping point on direct-to-consumer sales. The impact of the change in revenue recognition timing of its direct-to-consumer sales is immaterial.

The new standard includes the concept of variable consideration and requires companies to include variable consideration in the transaction price to the extent it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty is resolved. Although the Company's sales incentive programs fall under the scope of this new guidance, it will not have a significant impact on the amount or timing of revenue recognition.

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

The Company expects to adopt this guidance when effective using the modified retrospective approach. Under this approach, prior financial statements would not be restated and a cumulative effect adjustment, if any, will be recorded as an adjustment to retained earnings. The cumulative effect adjustment is immaterial to our financial statements. Adoption will result in expanded disclosures on revenue recognition policies, disaggregated revenues and contract liabilities.

Leases: In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective and is in the early stages of implementation. Adoption will have a material impact on the Company's consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases.

Clarifying the Definition of a Business: In January 2017, the FASB issued guidance which clarifies whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to determine if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the new guidance would define this as an asset acquisition. Furthermore, the guidance requires a business to include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for fiscal years beginning after December 15, 2017. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on its financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, reserves for inventories, self-insurance reserves for group medical insurance, workers’ compensation insurance and automobile liability insurance, future cash flows associated with impairment testing for intangible assets (including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation, contingent earn-out liabilities and tax reserves. Actual results could differ from estimates.

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

Operating Expenses

Operating expenses include the costs of facilities, product shipping and handling costs, warehousing costs, protein processing costs, selling and general administrative activities. Shipping and handling costs included in operating expenses were $70,108, $62,062 and $54,172 for fiscal 2017, 2016 and 2015, respectively. Protein processing costs included in operating expenses were $18,660, $17,320 and $14,626 for fiscal 2017, 2016 and 2015, respectively.

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

Purchase Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the years ended December 29, 2017, December 30, 2016 and December 25, 2015, the recorded purchase incentives totaled approximately $17,265, $13,670 and $11,109, respectively.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (ASC) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $6,034 at December 29, 2017 and $5,927 at December 30, 2016.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of long-lived assets in fiscal 2017, 2016 or 2015.

Debt Issuance Costs

Certain up-front costs associated with the Company's revolving credit facilities are capitalized and included in other non-current assets in the consolidated balance sheets. The Company had $1,284 and $1,632 of such unamortized costs as of December 29, 2017 and December 30, 2016, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $8,027 and $8,979 of such unamortized costs as of December 29, 2017 and December 30, 2016, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $2,084 for the fiscal year ended December 29, 2017, $1,807 for the fiscal year ended December 30, 2016 and $1,228 for the fiscal year ended December 25, 2015.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2017, 2016 or 2015 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” The Company has two reporting units – Protein and Specialty. For the fiscal years ended December 29, 2017 and December 30, 2016, the Company tested goodwill for impairment using a quantitative analysis. The quantitative analysis consists of a comparison of the carrying value of the Company’s reporting units, including goodwill, to the estimated fair value of the reporting units that was determined using a discounted cash flow methodology. A goodwill impairment loss, if any, would be recognized for the amount by which the reporting unit's carrying value exceeded its fair value. There have been no events or changes in circumstances during fiscal 2017, 2016 or 2015 indicating that goodwill may be impaired.

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

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $1,172, $1,049 and $858, respectively, for fiscal 2017, 2016 and 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company follows certain provisions of ASC 740, “Income Taxes” which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when it is estimable and probable that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense.

On December 22, 2017, the President enacted H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other changes to the U.S. Internal Revenue Code, the Tax Act reduces the U.S. federal corporate top tax rate from 35 percent to 21 percent. The Company must remeasure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. The effect of the remeasurement is reflected entirely in the interim period that includes the enactment date and is allocated directly to income tax expense from continuing operations.

 Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Contingent Earn-out Liabilities

The Company accounts for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually remeasures the liability at each balance sheet date by recording changes in the fair value through the Consolidated Statements of Operations. The Company determines the fair value of contingent consideration based on future operating projections under various potential scenarios and weighs the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

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

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $175 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

The Company maintains an insurance program for its automobile liability and workers' compensation insurance subject to deductibles or self-insured retentions of $350 for workers' compensation and $250 for automobile liability per occurrence. The amounts in excess of the deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Net income per share:
Basic	$0.55	$0.12	$0.63
Diluted	$0.54	$0.12	$0.63
Weighted average common shares:
Basic	26,118,482	25,919,480	25,532,172
Diluted	27,424,526	26,029,609	26,508,994

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Numerator:
Net income	$14,366	$3,023	$16,209
Add effect of dilutive securities
Interest on convertible notes, net of tax	536	—	403
Adjusted net income	$14,902	$3,023	$16,612
Denominator:
Weighted average basic common shares outstanding	26,118,482	25,919,480	25,532,172
Dilutive effect of unvested common shares	68,670	110,129	79,385
Dilutive effect of convertible notes	1,237,374	—	897,437
Weighted average diluted common shares outstanding	27,424,526	26,029,609	26,508,994

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 29, 2017	December 30, 2016	December 25, 2015
Restricted Share Awards (RSAs)	84,511	92,812	34,526
Stock options	201,799	209,071	—
Convertible subordinated notes	—	1,237,374	—

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company's contingent earn-out liabilities are measured at fair value. These liabilities are reflected as accrued liabilities and other liabilities and deferred credits on the balance sheet. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Allen Brothers	Del Monte	MT Food	Fells Point	Total
Balance December 25, 2015	$4,344	$13,792	$—	$—	$18,136
Opening liability	—	—	500	—	500
Gain on settlement	(1,684)	—	—	—	(1,684)
Payments	(2,660)	(4,083)	—	—	(6,743)
Changes in fair value	—	(8,347)	—	—	(8,347)
Balance December 30, 2016	—	1,362	500	—	1,862
Opening liability	—	—	—	4,445	4,445
Payments	—	—	(500)	—	(500)
Changes in fair value	—	(713)	—	134	(579)
Balance December 29, 2017	$—	$649	$—	$4,579	$5,228

Changes in fair value and gain on settlement are included in operating expenses within our consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the revolving credit facility and term loan approximated their book values as of December 29, 2017 and December 30, 2016 as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	December 29, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$38,091	$36,750	$35,557

Note 5 – Acquisitions

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. Results of operations are included in the Company’s financial statements from the date of acquisition. For the acquisitions noted below, the Company used the income approach to determine the fair value of the customer relationships, the relief from royalty method to determine the fair value of trademarks and the comparison of economic income using the with/without approach to determine the fair value of non-compete agreements. The Company used Level 3 inputs to determine the fair value of all these intangible assets.

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

The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12,000. The payment of the earn-out liability is subject to the successful achievement of annual Adjusted EBITDA targets for the Fells Point business over a period of four years following closing. At December 29, 2017 and  August 25, 2017, the Company estimated the fair value of this contingent earn-out liability to be $4,579 and $4,445, respectively. The Company is in the process of finalizing a valuation of the tangible and intangible assets of Fells Point as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Customer lists, trademarks, and non-compete agreements are expected to be amortized over 15, 20 and 6 years, respectively. Goodwill for the Fells Point acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company's protein business in the Northeast and Mid Atlantic regions, as well as any intangible assets that do not qualify for separate recognition. During the fiscal year ended December 29, 2017, the Company recognized professional fees of $168 in operating expenses related to the Fells Point acquisition.

On August 25, 2017, the Company entered into a five-year lease for a warehouse facility located in Baltimore, MD that is owned by the former owners of Fells Point, some of whom are current employees. The Company paid rent of $86 during the year ended December 29, 2017. For the year ended December 29, 2017, the Company reflected net sales and income before taxes of $22,583 and $1,604, respectively, for Fells Point in its consolidated statement of operations.

The table below presents unaudited pro forma consolidated income statement information of the Company for the year ended December 29, 2017 and December 30, 2016 as if Fells Point acquisition had occurred at December 26, 2015. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information is not necessarily indicative of the Company’s results of operations had the Fells Point acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the Fells Point acquisition, any incremental costs for Fells Point transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Fells Point acquisition at their respective fair values based on available information and the estimated change in the fair value of the earn-out liability due to accretion.

	Fiscal Year Ended (unaudited)
	December 29, 2017	December 30, 2016
Net sales	$1,340,820	$1,252,293
Income before income taxes	20,130	9,492

MT Food

On June 27, 2016, the Company acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid 1990's, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21,500, of which, $21,000 was paid in cash at closing with an additional $500 payable eighteen months after the closing date. The aggregate purchase price paid by the Company was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility. During the second quarter of fiscal 2017, the Company paid an earn-out of $500 to the former owners.

During the second quarter of 2017, the Company obtained additional information related to the fair value of intangible assets, deferred taxes, inventories, accounts receivable acquired and liabilities owed. As a result, the Company recorded a measurement period adjustment resulting in a net increase in goodwill of $3,418 and a decrease in customer relationships of $2,700. The Company has finalized a valuation of the tangible and intangible assets of MT Food as of the acquisition date. These assets are valued at fair value using Level 3 inputs. Customer relationships are being amortized over 15 years. Goodwill for the MT Food acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established distributor to leverage the Company’s existing products and distribution center in the markets served by MT Food, as well as any intangible assets that do not qualify for separate recognition.

The table below sets forth the purchase price allocation of the Fells Point and MT Food acquisitions:

	Fells Point	MT Food
Current assets (includes cash acquired)	$6,971	$6,132
Customer relationships	15,100	7,600
Trademarks	8,100	—
Non-compete agreement	400	—
Goodwill	5,732	11,976
Fixed assets	2,459	261
Current liabilities	(1,295)	(3,969)
Earn-out liability	(4,445)	(500)
Total consideration	$33,022	$21,500

The Company occasionally makes small tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, the gross increases in goodwill and intangible assets per the above table may not agree to the gross increases of these assets as shown in Note 8 “Goodwill and Other Intangible Assets.”

Note 6 – Inventories

Inventories consist of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,934 and $2,122 at December 29, 2017 and December 30, 2016, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements as of December 29, 2017 and December 30, 2016 consisted of the following:

	Useful Lives	December 29, 2017	December 30, 2016
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	16,183	13,404
Computers, data processing and other equipment	3-7 years	9,924	9,367
Leasehold improvements	7-22 years	53,653	47,971
Furniture and fixtures	7 years	3,100	3,011
Vehicles	5-7 years	2,570	2,445
Other	7 years	95	95
Construction-in-process		15,030	11,359
		103,017	90,114
Less: accumulated depreciation and amortization		(34,639)	(27,931)
Equipment and leasehold improvements, net		$68,378	$62,183

Construction-in-process at December 29, 2017 consists primarily of the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the build out of the Company's distribution center in Union City, CA. The build out of the Company's Union City distribution center is expected to be completed during the first quarter of fiscal 2018 and the roll-out of the ERP system is expected to continue through 2019. The Company expects the cost to complete these projects to be approximately $3,200. Construction-in-process at December 30, 2016 related primarily to the implementation of the Company’s ERP system.

The Company had $530 and $506 of equipment and vehicles financed by capital leases at December 29, 2017 and December 30, 2016, respectively. The Company recorded depreciation of $64, $71 and $96 on these assets for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

Depreciation expense, excluding capital leases, was $6,644, $5,679 and $4,536 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

Amortization expense on software was $1,808, $1,332 and $1,328 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

During the years ended December 29, 2017, December 30, 2016 and December 25, 2015, the Company incurred interest expense of $22,709, $41,632 and $12,984, respectively. The Company capitalized interest expense of $0, $0 and $739, respectively, during the same periods. Capitalized interest is related to the build outs of the new distribution facilities in Bronx, NY and Las Vegas, NV.

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

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2015	$155,816
Goodwill adjustments	(614)
Business combination	8,559
Foreign currency translation	23
Carrying amount as of December 30, 2016	163,784
Goodwill adjustments	3,418

Business combinations	5,946
Foreign currency translation	54
Carrying amount as of December 29, 2017	$173,202

The goodwill adjustments during the fiscal year ended December 29, 2017 relate to the MT Food acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of December 29, 2017 and December 30, 2016 consisted of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 29, 2017
Customer relationships	145 months	$117,006	$(27,704)	$89,302
Non-compete agreements	43 months	7,566	(6,946)	620
Trademarks	221 months	60,734	(10,336)	50,398
Total		$185,306	$(44,986)	$140,320

December 30, 2016
Customer relationships	151 months	$104,381	$(19,981)	$84,400
Non-compete agreements	14 months	7,166	(5,587)	1,579
Trademarks	231 months	52,574	(7,422)	45,152
Total		$164,121	$(32,990)	$131,131

Amortization expense for other intangibles was $12,033, $11,433 and $9,453 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

As of December 29, 2017, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2018	$11,938
2019	11,300
2020	11,027
2021	11,027
2022	10,247
Thereafter	84,781
Total	$140,320

Note 9 – Debt Obligations

Debt obligations as of December 29, 2017 and December 30, 2016 consisted of the following:

	December 29, 2017	December 30, 2016
Senior secured term loan	$288,435	$291,613
Convertible notes	36,750	36,750
New Markets Tax Credit loan	—	11,000
Capital leases and financed software	664	2,136
Deferred finance fees and original issue discount	(8,027)	(8,979)
Total debt obligations	317,822	332,520
Less: current installments	(3,827)	(14,795)
Total debt obligations excluding current installments	$313,995	$317,725

Maturities of the Company’s debt for each of the next five years and thereafter at December 29, 2017 is as follows:

2018	$3,827
2019	3,184
2020	3,184
2021	39,934
2022	275,720
Thereafter	—
Total	$325,849

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company refinanced its debt structure by entering into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Company used the proceeds to pay off its revolving credit facility, its previous term loan, and its senior secured notes. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $761 which were capitalized as deferred financing charges. The interest rate on this facility at December 29, 2017 was 5.57%.

The final maturity of the Term Loan Facility is June 22, 2022. Subject to adjustment for prepayments, the Company is required to make quarterly amortization payments on the Term Loans in an amount equal to 0.25% of the aggregate principal amount of the Term Loans.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage.

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

As of December 29, 2017, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-

borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.

The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base.

There were no outstanding balances under the ABL Facility as of December 29, 2017. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of December 29, 2017, the Company was in compliance with all debt covenants and the Company had reserved $10,195 of the ABL facility for the issuance of letters of credit. As of December 29, 2017, funds totaling $64,805 were available for borrowing under the ABL facility.

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

Under the NMTC Loan, DHP is obligated to pay (i) monthly interest payments on the principal balance then outstanding and (ii) the entire unpaid principal balance then due and owing on April 26, 2017. So long as DHP is not in default, interest accrues on borrowings at 1.00% per annum. The Company may prepay the NMTC Loan, in whole or in part, in $100 increments. DHP was in compliance with all debt covenants under the NMTC Loan during all periods presented.

The loan matured on April 26, 2017 and was repaid in full, including all accrued interest, for $11,009, of which, $8,070 was paid in cash and $2,939 was paid from the associated sinking fund.

Convertible Subordinated Notes

On April 6, 2015, the Company issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. The holders of the Convertible Subordinated Notes may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Company may pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70. The Company incurred interest expense of $919 during the years ended December 29, 2017 and December 30, 2016.

Note 10 – Stockholders’ Equity

On December 19, 2017, we completed a public offering of 1,900,000 shares of our common stock which resulted in net proceeds to us of approximately $34,020 after deducting underwriters’ fees, commissions and transaction expenses.

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), restricted share awards (“RSAs”), restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 29, 2017, there were 553,708 shares available for grant.

Stock compensation expense was $3,018, $2,579 and $3,539 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively. The related tax benefit for stock-based compensation was $1,283, $1,469 and $588 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively.

The following table reflects the activity of RSAs during the fiscal years ended December 29, 2017 and December 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2015	418,604	$18.54
Granted	214,274	17.75
Vested	(108,400)	18.00
Forfeited	(190,425)	16.82
Unvested at December 30, 2016	334,053	$18.69
Granted	207,871	14.84
Vested	(116,442)	18.36
Forfeited	(95,721)	17.73
Unvested at December 29, 2017	329,761	$16.69

The fair value of RSAs vested during the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, were $1,703, $1,779 and $3,110, respectively.

At December 29, 2017, the Company had 329,761 of unvested RSAs outstanding. At December 29, 2017, the total unrecognized compensation cost for these unvested RSAs was $3,823 to be recognized over a weighted-average period of approximately 25 months. Of this total, $2,646 related to RSAs with time-based vesting provisions and $1,177 related to RSAs with performance-based vesting provisions. At December 29, 2017, unrecognized compensation cost was to be recognized over a weighted-average period of approximately 26 months for time-based vesting RSAs and 24 months for the performance-based vesting RSAs.

The following table summarizes stock option activity during the fiscal years ended December 29, 2017 and December 30, 2016:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 25, 2015	—	$—	$—	0
Granted	259,577	20.23
Exercised	—	—
Forfeited	(50,506)	20.23
Outstanding December 30, 2016	209,071	$20.23	$—	9.2
Granted	—	—
Exercised	—	—
Forfeited	(17,263)	20.23
Outstanding December 29, 2017	191,808	$20.23	$33	8.2
Exercisable at December 29, 2017	—	—	$—	0

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

These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for twenty consecutive days within four years of issuance to meet the market condition threshold. The Company recognized expense of $557 and $559 on these options during fiscal year ended December 29, 2017 and December 30, 2016, respectively. At December 29, 2017, the total unrecognized compensation cost for these options was $715 to be recognized over a weighted-average period of approximately 14 months. The Company has not granted stock options prior to fiscal 2016.

No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 11 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 29, 2017, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2018	$1,230	$7,812	$10,312	$1,477	$20,831
2019	1,250	6,885	9,283	1,110	18,528
2020	1,270	7,271	7,843	467	16,851
2021	1,290	6,834	6,169	251	14,544
2022	1,224	6,504	4,632	84	12,444
Thereafter	2,153	36,822	2,945	—	41,920
Total minimum lease payments	$8,417	$72,128	$41,184	$3,389	$125,118

Total rent expense for operating leases for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015 was $26,678, $24,202 and $20,199, respectively.

Note 12 – Income Taxes

The provision for income taxes consists of the following for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015:

	December 29, 2017	December 30, 2016	December 25, 2015
Current income tax expense (benefit):
Federal	$3,342	$(491)	$9,538
State	1,403	153	2,773
Total current income tax expense (benefit)	4,745	(338)	12,311
Deferred income tax expense (benefit):
Federal	(1,059)	2,441	(725)
Foreign	215	49	19
State	141	501	(103)
Total deferred income tax expense (benefit)	(703)	2,991	(809)
Total income tax expense	$4,042	$2,653	$11,502

Income tax expense for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015 differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	December 29, 2017	December 30, 2016	December 25, 2015
Statutory U.S. Federal tax	$6,443	$1,987	$9,700
Differences due to:
State and local taxes, net of federal benefit	1,112	470	1,728
Foreign tax rate differential	(82)	(168)	(63)
Impact of the Tax Act	(3,573)	—	—
Other	142	364	137
Income tax expense	$4,042	$2,653	$11,502

Deferred tax assets and liabilities at December 29, 2017 and December 30, 2016 consist of the following:

	December 29, 2017	December 30, 2016
Deferred tax assets:
Receivables and inventory	$3,969	$5,230
Accrued expenses	1,542	2,122
Self-insurance reserves	2,179	2,515
Net operating loss carryforwards	1,191	2,498
Stock compensation	1,017	1,122
Other	1,696	1,213
Total deferred tax assets	11,594	14,700
Deferred tax liabilities:
Property & equipment	(1,701)	(1,759)
Intangible assets	(10,784)	(12,962)
Contingent earn-out liabilities	(3,646)	(5,020)
Prepaid expenses and other	(1,189)	(1,917)
Total deferred tax liabilities	(17,320)	(21,658)
Valuation allowance	(289)	—
Total net deferred tax liability	$(6,015)	$(6,958)

As of December 29, 2017, the Company completed its accounting for the impacts of the Tax Act and recognized an income tax benefit of $3,573 in the fiscal quarter ended December 29, 2017 due to the remeasurement of the Company's deferred tax assets and liabilities. The Company's effective income tax rate for fiscal 2017 would have been 41.4% exclusive of the impact of the Tax Act. The Company's actual effective income tax rate for fiscal 2017 was 22.0%.

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2014 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2017. For state tax purposes, the 2013 through 2017 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 29, 2017, the Company recognized a valuation allowance of $289 which consisted of a full valuation allowance on its Canada net operating loss carryforward of $593 because it is not expected to be realizable in the future offset by a reduction in deferred tax liabilities related to finite-lived intangible assets acquired from Qzina in 2013.

For financial reporting purposes, net loss from operations before income taxes for our foreign subsidiaries was $691, $154 and $209 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively. We had no foreign operations prior to fiscal 2013. It is our intention to indefinitely reinvest any earnings, therefore no U.S. taxes have been provided for these amounts. The amount of foreign accumulated earnings that have been permanently reinvested is immaterial.

As of December 29, 2017 and December 30, 2016, the Company did not have any uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 29, 2017	December 30, 2016	December 25, 2015
Cash paid for income taxes, net of cash received	$333	$6,368	$11,047
Cash paid for interest, net of loss on debt extinguishment	$20,796	$17,790	$11,462
Non-cash financing activity:
Sinking funds used to retire debt	$2,939	$—	$—
Non-cash investing activity:
Common stock issued for acquisitions	$3,300	$—	$24,689
Convertible notes issued for acquisitions	$—	$—	$36,750
Acquisition purchase price payable	$—	$500	$—
Contingent earn-out liabilities for acquisitions	$4,445	$500	$13,139

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Beginning in 2013, the Company provided discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per associate per year. Matching contributions begin vesting after two years and are fully vested after six. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $1,172 for fiscal 2017, $1,049 for fiscal 2016 and $858 for fiscal 2015.

Note 15 – Related Parties

The Company previously leased two warehouse facilities that are 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to the above facilities was $533, $616 and $1,406 for the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015, respectively. One of the facilities is a distribution facility leased by Chefs’ Warehouse Mid-Atlantic, LLC with a lease expiration date of September 30, 2019. The other facility is a distribution facility which one of the Company’s subsidiaries, Dairyland, sublet from TCW Leasing Co., LLC (“TCW”), an entity controlled by the Company's founders. The Company exited this facility on February 29, 2016 and is no longer required to pay rent.

Each of Christopher Pappas, John Pappas and Dean Facatselis owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $121, $109 and $117 of products from the Company during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Messrs. Pappas and Facatselis have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $137, $315 and $827 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Las Vegas, San Francisco and Chicago facilities during fiscal years 2017, 2016 and 2015, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.
The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. Mr. Goldstone became a director of the Company on March 7, 2016. The Company purchased approximately $701 and $722 worth of products from ConAgra Foods, Inc. for the fiscal years ended December 29, 2017 and December 30, 2016.

With the acquisition of Del Monte, the Company leased two warehouse facilities that the Company leases from certain prior owners of Del Monte. Two of the owners were current employees as of December 29, 2017, one of whom, John DeBenedetti, serves on the Company’s board of directors. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $219, $210 and $156 during fiscal years 2017, 2016 and 2015, respectively. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $234, $225 and $167 during fiscal years 2017, 2016 and 2015, respectively. John DeBenedetti and Victoria DeBenedetti were employees of a subsidiary of the Company as of December 29, 2017.

John DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which supplies products to the Company following the Del Monte acquisition. The Company purchased approximately $1,713, $1,269 and $963 of products from Old World Provisions during fiscal years 2017, 2016 and 2015, respectively. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $188, $194 and $169 in total compensation during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $593, $597 and $882 in total compensation for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. John Pappas did not receive any compensation in fiscal 2017, fiscal 2016 or fiscal 2015 for his service on the Company’s Board of Directors. Tara Brennan, the domestic partner of John DeBennedetti, was an employee of the Company as of December 29, 2017 and was paid approximately $180 and $184 in fiscal 2017 and 2016, respectively.

An entity owned 50% by John Couri, a director of the Company, and of which Messrs. C. Pappas and S. Hanson (also directors of the Company) previously held ownership interests, owns an interest in an aircraft that the Company used for business purposes in the course of its operations. Mr. Couri paid for his ownership interest in the aircraft himself and bears his share of all operating, personnel and maintenance costs associated with the operation of this aircraft. All payments were paid directly to an entity that manages the aircraft in which Mr. Couri has a de minimis indirect ownership interest. This related party relationship ended during the fourth quarter of fiscal 2016. The Company made payments of $36 in fiscal 2017 for use of such aircraft in the fourth quarter of fiscal 2016. The Company made payments of $21 and $182 in fiscal 2016 and 2015, respectively, for use of such aircraft.

Note 16 – Commitments and Contingencies

 Legal Contingencies

The Company is involved in various legal proceedings. The Company establishes reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where the Company believes an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. The Company does not believe that there is a reasonable possibility of material loss or loss in excess of the amount that the Company has accrued. The Company recognizes legal fees related to any ongoing legal proceeding as incurred.

Tax Audits

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts.

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $858 and $773 at December 29, 2017 and December 30, 2016, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $1,078 and $1,068 at December 29, 2017 and December 30, 2016, respectively. Self-insurance reserves for workers' compensation totaled $9,594 and $7,280 at December 29, 2017 and December 30, 2016, respectively.

Workforce (unaudited)

As of December 29, 2017, approximately 9.9% of the Company’s employees are represented by unions, all of whom are operating under a collective bargaining agreement which expires on August 3, 2020.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 29, 2017, December 30, 2016 and December 25, 2015:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 29, 2017	$6,848	$4,061	$(2,883)	$8,026
December 30, 2016	5,803	3,224	(2,179)	6,848
December 25, 2015	4,675	2,909	(1,781)	5,803

Inventory valuation reserve
December 29, 2017	$2,122	$2,996	$(3,184)	$1,934
December 30, 2016	1,956	3,043	(2,877)	2,122
December 25, 2015	1,130	3,288	(2,462)	1,956

Allowance for deferred tax assets
December 29, 2017	$—	$289	$—	$289
December 30, 2016	—	—	—	—
December 25, 2015	—	—	—	—

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the fiscal years ended December 29, 2017 and December 30, 2016 are as follows:

	Fiscal 2017
	Q1	Q2	Q3 (1)	Q4 (2)
Net sales	$287,690	$331,656	$325,076	$357,098
Gross profit	73,904	82,596	80,905	91,973
Operating profit	3,121	12,163	10,494	15,349
Income before income taxes	(2,812)	6,283	4,891	10,046
Net income	(1,642)	3,674	2,851	9,483
Basic net income per share	(0.06)	0.14	0.11	0.36
Diluted net income per share	(0.06)	0.14	0.11	0.35

	Fiscal 2016
	Q1	Q2 (3)	Q3 (4)	Q4 (5)
Net sales	$260,836	$291,209	$297,917	$342,904
Gross profit	65,958	71,803	74,392	89,064
Operating profit	5,360	11,188	8,286	22,404
Income before income taxes	1,701	(14,479)	2,299	16,155
Net income	993	(8,455)	1,343	9,142
Basic net income per share	0.04	(0.33)	0.05	0.35
Diluted net income per share	0.04	(0.33)	0.05	0.34

(1)Beginning in the third quarter of 2017 the Company began to reflect the results of the Fells Point acquisition.
(2)The fourth quarter of 2017 includes a tax benefit of $3,573 related to the enactment of the Tax Act.

(3)
The Company refinanced its debt structure by entering into a new senior secured term loan. Proceeds were used to pay off its revolving credit facility and previous term loan resulting in a loss on extinguishment of debt of $22,310.

(4)Beginning in the third quarter of 2016 the Company began to reflect the results of the MT Food acquisition.
(5)The Company recorded income of $8,347 related to the revaluation of the Del Monte earn-out liabilities.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 29, 2017.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 49 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on Internal Control over Financial Reporting
We have audited, The Chefs’ Warehouse, Inc. (the “Company’s”) internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and our report dated March 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, NY
March 9, 2018

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 18, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 18, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 18, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 29, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	191,808	$20.33	361,900
Plans not approved by stockholders	—	—	—
Total	191,808	$20.33	361,900

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 18, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 18, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

3.	Exhibits – The exhibits listed in the accompanying Index of Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY

None.

INDEX OF EXHIBITS

Exhibit No.	Description

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

10.17*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.18*	The Chefs’ Warehouse, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2013).

10.19*	The Chefs’ Warehouse, Inc. 2014 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2014).

10.20*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.21†	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed on March 10, 2017).

10.22*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.23*	Form of Restricted Share Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(a)*	Form of Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1/A filed on July 1, 2011).

10.24(b)†
Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.24(b) to the Company's Form 10-K filed on March 10, 2017).

10.25†	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on March 4, 2017).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.27(a)*	Form of Performance Restricted Share Award Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 19, 2012).

10.27(b)†
Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.27b to the Company's Form 10-K filed on March 10, 2017).

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

10.38†
Amendment No. 8, dated as of December 18, 2015, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. (incorporated by reference to Exhibit10.38 to the Company's Form 10-K filed on March 10, 2017).

10.39†
Amendment No. 9, dated as of February 26, 2016, to the Amended and Restated Credit Agreement dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Borrowers, the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed on March 10, 2017).

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

10.48†
Amendment No. 7, dated as of December 18, 2015, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, and The Chefs’ Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.48 to the Company's Form 10-K filed on March 10, 2017).

10.49†
Amendment No. 8, dated as of February 26, 2016, to the Note Purchase and Guarantee Agreement, dated as of April 17, 2013, by and among Dairyland USA Corporation, The Chefs' Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs' Warehouse West Coast, LLC, and The Chefs' Warehouse of Florida, LLC, as Issuers, the Guarantors party thereto, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Arizona Reinsurance Captive Company, and Prudential Retirement Insurance and Annuity Company (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on March 10, 2017).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2018.

THE CHEFS’ WAREHOUSE, INC.

March 9, 2018	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	March 9, 2018
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	March 9, 2018
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	March 9, 2018
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	March 9, 2018
John Pappas

/s/ Alan Guarino	Director	March 9, 2018
Alan Guarino

/s/ John A. Couri	Director	March 9, 2018
John A. Couri

/s/ Dominick C. Cerbone	Director	March 9, 2018
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 9, 2018
Joseph Cugine

/s/ Stephen Hanson	Director	March 9, 2018
Stephen Hanson

/s/ John DeBenedetti	Director	March 9, 2018
John DeBenedetti

/s/ Katherine Oliver	Director	March 9, 2018
Katherine Oliver

/s/ Steven F. Goldstone	Director	March 9, 2018
Steven F. Goldstone