Form 10-Q
period 2018-03-30
Chefs' Warehouse, Inc.
filed 2018-05-09
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at May 7, 2018: 28,702,526

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from our acquisitions; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risks of loss of revenue or reductions in operating margins in the Company’s protein business as a result of competitive pressures within this reporting unit of the Company’s business; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 9, 2018 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 30, 2018 (unaudited)	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$45,074	$41,504
Accounts receivable, net of allowance of $7,641 in 2018 and $8,026 in 2017	135,344	142,170
Inventories, net	101,523	102,083
Prepaid expenses and other current assets	8,328	11,083
Total current assets	290,269	296,840
Equipment and leasehold improvements, net	69,544	68,378
Software costs, net	5,560	6,034
Goodwill	177,133	173,202
Intangible assets, net	135,730	140,320
Other assets	3,005	2,975
Total assets	$681,241	$687,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,490	$70,019
Accrued liabilities	21,259	21,871
Accrued compensation	7,726	12,556
Current portion of long-term debt	3,432	3,827
Total current liabilities	100,907	108,273
Long-term debt, net of current portion	313,668	313,995
Deferred taxes, net	7,092	6,015
Other liabilities and deferred credits	10,986	10,865
Total liabilities	432,653	439,148
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 30, 2018 and December 29, 2017	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 28,706,726 and 28,442,208 shares issued and outstanding at March 30, 2018 and December 29, 2017, respectively	287	284
Additional paid-in capital	167,359	166,997
Accumulated other comprehensive loss	(2,471)	(1,549)
Retained earnings	83,413	82,869
Stockholders’ equity	248,588	248,601
Total liabilities and stockholders’ equity	$681,241	$687,749

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Net sales	$318,615	$287,690
Cost of sales	239,093	213,786
Gross profit	79,522	73,904
Operating expenses	73,782	70,783
Operating income	5,740	3,121
Interest expense	4,979	5,933
Income before income taxes	761	(2,812)
Provision for income tax expense	217	(1,170)
Net income (loss)	$544	$(1,642)
Other comprehensive income (loss):
Foreign currency translation adjustments	(922)	1
Comprehensive loss	$(378)	$(1,641)
Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)
Weighted average common shares outstanding:
Basic	28,122,723	25,952,222
Diluted	28,197,247	25,952,222

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$544	$(1,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,316	2,122
Amortization	2,903	2,820
Provision for allowance for doubtful accounts	497	667
Deferred rent	312	45
Deferred taxes	340	1,163
Amortization of deferred financing fees	549	543
Stock compensation	837	744
Change in fair value of contingent earn-out liability	124	24
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,497	5,412
Inventories	754	(3,427)
Prepaid expenses and other current assets	2,759	4,053
Accounts payable, accrued liabilities and accrued compensation	(7,324)	(4,081)
Other liabilities	(443)	(56)
Other assets	(125)	(264)
Net cash provided by operating activities	10,540	8,123
Cash flows from investing activities:
Capital expenditures	(2,903)	(3,764)
Cash paid for acquisitions, net of cash received	(2,377)	—
Net cash used in investing activities	(5,280)	(3,764)
Cash flows from financing activities:
Payment of debt	(1,179)	(1,191)
Surrender of shares to pay withholding taxes	(472)	(240)
Net cash used in financing activities	(1,651)	(1,431)
Effect of foreign currency translation on cash and cash equivalents	(39)	16
Net increase in cash and cash equivalents	3,570	2,944
Cash and cash equivalents-beginning of period	41,504	32,862
Cash and cash equivalents-end of period	$45,074	$35,806

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2017 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2018.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2018, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in 2018

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

Revenue from Contracts with Customers: In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance as of December 30, 2017 using the modified retrospective approach. Under this approach, prior financial statements are not restated and the cumulative effect adjustment was immaterial to the Company’s financial statements. In addition, the Company made an accounting policy election to adopt the permitted practical expedient that allows an entity to expense the incremental costs of acquiring a contract as incurred if the amortization period is one year or less.

Guidance Not Yet Adopted

Comprehensive Income: In February 2018, the FASB issued guidance that permits a Company to reclassify the stranded tax effects in accumulated other comprehensive income resulting from the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) to retained earnings. The guidance also requires companies to disclose the accounting policy for releasing disproportionate tax effects from accumulated other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Leases: In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company expects to adopt this guidance when effective and is in the early stages of implementation. Adoption will have a material impact on the Company’s consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases.

Note 2         Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 20 to 60 days from delivery. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within operating expenses on the consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The Company’s net sales are disaggregated by product category. The center-of-the-plate category consists of an extensive line of products including custom cut beef, seafood, poultry, and other entrée proteins. The specialty product category consists of all other remaining net sales.

The following table presents our net sales by product category:

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Specialty	$176,872	$163,162
Center-of-the-plate	141,743	124,528
Net sales	$318,615	$287,690

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, including gift card purchases, result in deferred revenues when cash payments are received in advance of performance. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote.
The following table presents the changes in deferred revenue, reflected as accrued liabilities on the Company’s consolidated balance sheets:

Balance as of December 29, 2017	$1,283
Cash payments received	3,028
Net sales recognized	(3,479)
Balance as of March 30, 2018	$832

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $256 as of March 30, 2018. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $161 as of March 30, 2018 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Note 3         Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Net income (loss) per share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)
Weighted average common shares:
Basic	28,122,723	25,952,222
Diluted	28,197,247	25,952,222

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Numerator:
Net income (loss)	$544	$(1,642)
Denominator:
Weighted average basic common shares outstanding	28,122,723	25,952,222
Dilutive effect of unvested common shares	74,524	—
Weighted average diluted common shares outstanding	28,197,247	25,952,222

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Restricted Share Awards (RSAs)	81,218	400,997
Stock options	191,808	201,878
Convertible subordinated notes	1,237,374	1,237,374

Note 4         Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $4,352 and $4,228 as of March 30, 2018 and December 29, 2017, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Total
Balance December 29, 2017	$649	$4,579	$5,228
Changes in fair value	24	100	124
Balance March 30, 2018	$673	$4,679	$5,352

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the revolving credit facility and term loans approximated their book values as of March 30, 2018 and December 29, 2017, as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

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

	March 30, 2018		December 29, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$36,750	$39,909	$36,750	$38,091

Note 5         Acquisitions

Fells Point

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point Wholesale Meats, Inc. (“Fells Point”), a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction was approximately $34,124, including $29,722 paid in cash at closing, $3,300 consisting of 185,442 shares of the Company’s common stock and $1,102 payable upon settlement of a net working capital true-up.

During the first quarter of 2018, the Company finalized a valuation of the tangible and intangible assets of Fells Point as of the acquisition date. As a result, the Company recorded a measurement period adjustment that increased goodwill by $2,300 and decreased customer relationships and trademarks by $1,500 and $800, respectively. These assets are valued at fair value using Level 3 inputs. Customer relationships and trademarks are being amortized over 15 and 20 years, respectively. Goodwill is being amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company’s protein business in the Northeast and Mid Atlantic regions, as well as any intangible assets that do not qualify for separate recognition. For the thirteen weeks ended March 30, 2018, the Company reflected net sales and income before taxes of $15,042 and $924, respectively, for Fells Point in its consolidated statement of operations.

The table below sets forth the purchase price allocation of the Fells Point acquisition:

Fells Point
Current assets (includes cash acquired)	$6,971
Customer relationships	13,600
Trademarks	7,300
Non-compete agreement	400
Goodwill	9,035
Fixed assets	2,459
Current liabilities	(1,196)
Earn-out liability	(4,445)
Total consideration	$34,124

Note 6     Inventories

Inventories consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $2,140 and $1,934 at March 30, 2018 and December 29, 2017, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements as of March 30, 2018 and December 29, 2017 consisted of the following:

	Useful Lives	March 30, 2018	December 29, 2017
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	16,553	16,183
Computers, data processing and other equipment	3-7 years	10,164	9,924
Leasehold improvements	7-22 years	57,298	53,653
Furniture and fixtures	7 years	3,102	3,100
Vehicles	5-7 years	2,570	2,570
Other	7 years	95	95
Construction-in-process		13,771	15,030
		106,015	103,017
Less: accumulated depreciation and amortization		(36,471)	(34,639)
Equipment and leasehold improvements, net		$69,544	$68,378

Construction-in-process at March 30, 2018 and December 29, 2017 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the buildout of the Company’s distribution center in Union City CA. The buildout of the Company’s Union City distribution center was completed during the first quarter of fiscal 2018. The rollout of its ERP system will continue through fiscal 2019.

At March 30, 2018 and December 29, 2017, the Company had $530 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $16 and $15 on these assets during the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

Depreciation expense, excluding capital leases, was $1,827 and $1,732 for the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $473 and $375 for the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

Note 8     Goodwill and Other Intangible Assets

The Company occasionally makes small tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the below tables may not agree to the increases of these assets as shown in Note 5 “Acquisitions.”

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2017	$173,202
Goodwill adjustments	3,303
Acquisitions	666
Foreign currency translation	(38)
Carrying amount as of March 30, 2018	$177,133

The goodwill adjustment relates to the Fells Point acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of March 30, 2018 and December 29, 2017 consisted of the following:

March 30, 2018:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$116,132	$(29,687)	$86,445
Non-compete agreements	7,579	(7,131)	448
Trademarks	59,908	(11,071)	48,837
Total	$183,619	$(47,889)	$135,730

December 29, 2017:
Customer relationships	$117,006	$(27,704)	$89,302
Non-compete agreements	7,566	(6,946)	620
Trademarks	60,734	(10,336)	50,398
Total	$185,306	$(44,986)	$140,320

Amortization expense for other intangibles was $2,903 and $2,820 for the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 28, 2018 and each of the next five fiscal years and thereafter is as follows:

2018	$8,757
2019	11,203
2020	10,930
2021	10,926
2022	10,146
2023	9,118
Thereafter	74,650
Total	$135,730

Note 9        Debt Obligations

Debt obligations as of March 30, 2018 and December 29, 2017 consisted of the following:

	March 30, 2018	December 29, 2017
Senior secured term loan	$287,640	$288,435
Convertible subordinated notes	36,750	36,750
Capital leases and financed software	280	664
Deferred finance fees and original issue discount	(7,570)	(8,027)
Total debt obligations	317,100	317,822
Less: current installments	(3,432)	(3,827)
Total debt obligations excluding current installments	$313,668	$313,995

As of March 30, 2018, the Company was in compliance with all debt covenants and the Company had reserved $11,495 of the ABL facility for the issuance of letters of credit. As of March 30, 2018, funds totaling $63,505 were available for borrowing under the ABL facility. The interest rate on the Company’s senior secured term loan was 5.88% at March 30, 2018.

Note 10         Stockholders’ Equity

The following table reflects the activity of restricted share awards (“RSAs”) during the thirteen weeks ended March 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2017	329,761	$16.69
Granted	285,624	23.24
Vested	(55,559)	19.00
Forfeited	(1,006)	16.49
Unvested at March 30, 2018	558,820	$19.81

The Company granted 285,624 RSAs to its employees and directors at a weighted average grant date fair value of $23.24 each during the thirteen weeks ended March 30, 2018. These awards are a mix of time and performance based grants which will vest over periods of 3 months to 4 years. The Company recognized expense totaling $687 and $604 on its RSAs during the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

At March 30, 2018, the total unrecognized compensation cost for unvested RSAs was $7,218 and the weighted-average remaining useful life was approximately 2.6 years. Of this total, $3,755 related to RSAs with time-based vesting provisions and $3,463 related to RSAs with performance-based vesting provisions. At March 30, 2018, the weighted-average remaining useful lives for time-based vesting and performance-based vesting RSAs were approximately 2.5 years and 2.6 years, respectively.

The Company recognized expense of $150 and $140 on stock options during the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively. At March 30, 2018, the total unrecognized compensation cost for these options was $565 to be recognized over a weighted-average period of approximately 0.9 years.

As of March 30, 2018, there were 269,090 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, John Pappas, the Company’s vice chairman and one of its directors, and Dean Facatselis, a former non-employee director of the Company and the brother-in-law of Messrs. Pappas, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $133 during the thirteen weeks ended March 30, 2018 and March 31, 2017. This lease expires on September 30, 2019.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is the Chairman. The Company purchased approximately $315 and $202 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended March 30, 2018 and March 31, 2017, respectively.

John DeBenedetti is a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018. Mr. J. DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which supplies products to the Company since the Del Monte acquisition. The Company purchased approximately $382 and $376, respectively, of products during the thirteen weeks ended March 30, 2018 and March 31, 2017. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $427 and $304 in total compensation, respectively, for the thirteen weeks ended March 30, 2018 and March 31, 2017. John Pappas did not receive any compensation during the thirteen weeks ended March 30, 2018 or March 31, 2017 for his service on the Company’s Board of Directors.

Note 12         Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Net cash received from income taxes	$(585)	$(4,234)
Cash paid for interest	$4,035	$4,976

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018. Unless otherwise indicated, the terms Company, Chefs’ Warehouse, we, us and our refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings; the acquisition of other specialty food and center-of-the-plate distributors; the expansion of our existing distribution centers; our entry into new distribution centers; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

RECENT ACQUISITIONS

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction at acquisition date was approximately $34.1 million, including $29.7 million paid in cash at closing, $3.3 million consisting of 185,442 shares of the Company’s common stock and $1.1 million payable upon settlement of a net working capital true-up.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.2 million square feet in 23 distribution facilities at March 30, 2018 and have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 30, 2018	March 31, 2017
Net sales	100.0%	100.0%
Cost of sales	75.0%	74.3%
Gross profit	25.0%	25.7%
Operating expenses	23.2%	24.6%
Operating income	1.8%	1.1%
Other expense	1.6%	2.1%
Income (loss) before income tax expense	0.2%	(1.0)%
Provision for income taxes	0.1%	(0.4)%
Net income (loss)	0.1%	(0.6)%

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

Thirteen Weeks Ended March 30, 2018 Compared to Thirteen Weeks Ended March 31, 2017

Net Sales

Our net sales for the thirteen weeks ended March 30, 2018 increased approximately 10.7%, or $30.9 million, to $318.6 million from $287.7 million for the thirteen weeks ended March 31, 2017. Organic growth contributed $15.9 million, or 5.5% to sales growth in the quarter. The remaining sales growth of $15.0 million, or 5.2% resulted from the acquisition of Fells Point on August 25, 2017. Organic case count grew approximately 4.5%, in our specialty category. In addition, growth in unique customers and placements grew 3.5% and 3.1%, respectively, compared to the prior year quarter. Excluding the impact of the Fells Point acquisition, pounds sold in our center-of-the-plate category increased 0.3% compared to the prior year quarter. Estimated inflation was 3.8% and 1.5% in our specialty and center-of-the-plate categories, respectively, compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 7.6%, or $5.6 million, to $79.5 million for the thirteen weeks ended March 30, 2018, from $73.9 million for the thirteen weeks ended March 31, 2017. Gross profit margin decreased approximately 73 basis points to 25.0% from 25.7%, due in large part to the impact of inflation in certain center-of-the-plate categories. Gross margins in the Company’s specialty category decreased 2 basis points and decreased 146 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 4.2%, or $3.0 million, to $73.8 million for the thirteen weeks ended March 30, 2018 from $70.8 million for the thirteen weeks ended March 31, 2017. As a percentage of net sales, operating expenses were 23.2% in the first quarter of 2018 compared to 24.6% in the first quarter of 2017. The 145 basis point decrease in the Company’s operating expense ratio is due largely to better utilization of the Company's warehouse facilities and selling organization, which decreased approximately 21 basis points and 10 basis points, respectively, lower year-on-year compensation and benefit costs related to our management infrastructure which improved by 82 basis points and depreciation and amortization expense, which improved by 8 basis points.

Operating Income

Operating income for the thirteen weeks ended March 30, 2018 was $5.7 million compared to $3.1 million for the thirteen weeks ended March 31, 2017. As a percentage of net sales, operating income was 1.8% for the thirteen weeks ended March 30, 2018 compared to 1.1% for the thirteen weeks ended March 31, 2017. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above.

Interest Expense

Total interest expense decreased to $5.0 million for the thirteen weeks ended March 30, 2018 compared to $5.9 million for the thirteen weeks ended March 31, 2017 due to a reduction in interest rates charged on the Company’s outstanding debt.

Provision for Income Taxes

For the thirteen weeks ended March 30, 2018, we recorded an effective income tax rate of 28.5%. For the thirteen weeks ended March 31, 2017, our effective income tax rate was 41.6%. The reduction in effective tax rate is a result of the enactment H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), on December 22, 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described above, net income was $0.5 million for the thirteen weeks ended March 30, 2018, compared to net loss of $1.6 million for the thirteen weeks ended March 31, 2017.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen weeks ended March 30, 2018 and March 31, 2017 is as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2018		March 31, 2017
Center-of-the-Plate	$141,743	44.5%	$124,528	43.3%
Dry Goods	54,673	17.2%	49,722	17.3%
Pastry	43,677	13.7%	40,928	14.2%
Cheese and Charcuterie	32,911	10.3%	31,040	10.8%
Dairy and Eggs	22,768	7.1%	19,479	6.8%
Oils and Vinegar	16,874	5.3%	16,325	5.7%
Kitchen Supplies	5,969	1.9%	5,668	1.9%
Total	$318,615	100%	$287,690	100%

Beginning in the first quarter of 2018, we revised our product categories by combining cheese and charcuterie. Historically, charcuterie was included in the center-of-the-plate product category. We also slightly altered the way we report certain performance related metrics related to organic growth, inflation and changes in gross profit margins. These metrics were previously reported on a legal entity basis as “protein”, referring to the four protein entities we acquired since 2013, and “specialty”, referring to our specialty distribution entities. Going forward we will report these metrics using a product category basis as “center-of-the-plate” and “specialty”. Center-of-the-plate will encompass all sales of protein products across Chefs’ Warehouse, while specialty will encompass all remaining sales not considered center-of-the-plate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, equity financing, operating leases, and trade payables.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305.0 million with a $50.0 million six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14.0 million from the DDTL to help pay fund the acquisition of M.T. Food Service, Inc. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25.0 million of the outstanding balance of the Term Loans. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50.0 million (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company's consolidated Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. The interest rate on this facility at March 30, 2018 was 5.88%.

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

As of March 30, 2018, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

There were no outstanding balances under the ABL as of March 30, 2018. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. As of March 30, 2018, the Company was in compliance with all debt covenants and the Company had reserved $11.5 million of the ABL facility for the issuance of letters of credit. As of March 30, 2018, funds totaling $63.5 million were available for borrowing under the ABL facility.

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

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction at acquisition date was approximately $34.1 million, including $29.7 million paid in cash at closing, $3.3 million consisting of 185,442 shares of the Company’s common stock and $1.1 million payable upon settlement of a net working capital true-up.

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

Net cash provided by operations was $10.5 million for the thirteen weeks ended March 30, 2018, an increase of $2.4 million from the $8.1 million provided by operations for the thirteen weeks ended March 31, 2017. The primary reasons for the increase was increased cash generated through net income and favorable working capital changes. The primary cause for the increase in net income was an increase in operating income and a reduction in interest expense as a result of our Term Loan repricing on December 13, 2017. The increase in cash provided by changes in working capital was primarily due to increases in cash provided by inventories and accounts receivable changes of $4.2 million and $1.1 million, respectively, partially offset by an increase in cash used in accounts payable changes and prepaid expenses and other current assets changes of $3.2 million and $1.3 million, respectively.

Net cash used in investing activities was $5.3 million for the thirteen weeks ended March 30, 2018, an increase of $1.5 million from the net cash used in investing activities of $3.8 million for the thirteen weeks ended March 31, 2017. The increase in net cash used was primarily due to a small tuck-in acquisition completed during the thirteen weeks ended March 30, 2018 partially offset by a decrease in capital expenditures of $0.9 million.

Net used in financing activities was $1.7 million for the thirteen weeks ended March 30, 2018, an increase of $0.2 million from the $1.4 million used in financing activities for the thirteen weeks ended March 31, 2017. This increase was due to an increase in the value of shares surrendered to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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

Off-Balance Sheet Arrangements

As of March 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining the allowance for doubtful accounts, (ii) inventory valuation, with regard to determining the reserve for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K filed with the SEC on March 9, 2018.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 30, 2018, we had $287.6 million of indebtedness outstanding under the Senior Secured Term Loan and $0.3 million outstanding under a software financing agreement that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2018.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2017 to January 26, 2018	—	$—	—	—
January 27, 2018 to February 23, 2018	1,317	$20.35	—	—
February 24, 2018 to March 30, 2018	18,783	$23.65	—	—
Total	20,100	$23.44	—	—

(1)
During the thirteen weeks ended March 30, 2018, we withheld 20,100 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2018.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: May 9, 2018	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2018	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)