Form 10-Q
period 2018-06-29
Chefs' Warehouse, Inc.
filed 2018-08-07
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at August 6, 2018: 29,971,859

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 29, 2018 (unaudited)	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39,593	$41,504
Accounts receivable, net of allowance of $8,523 in 2018 and $8,026 in 2017	143,766	142,170
Inventories, net	115,902	102,083
Prepaid expenses and other current assets	9,686	11,083
Total current assets	308,947	296,840
Equipment and leasehold improvements, net	71,992	68,378
Software costs, net	5,104	6,034
Goodwill	181,996	173,202
Intangible assets, net	135,860	140,320
Other assets	4,196	2,975
Total assets	$708,095	$687,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,321	$70,019
Accrued liabilities	22,066	21,871
Accrued compensation	10,797	12,556
Current portion of long-term debt	3,219	3,827
Total current liabilities	119,403	108,273
Long-term debt, net of current portion	313,333	313,995
Deferred taxes, net	7,114	6,015
Other liabilities and deferred credits	12,146	10,865
Total liabilities	451,996	439,148
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 29, 2018 and December 29, 2017	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 28,726,073 and 28,442,208 shares issued and outstanding at June 29, 2018 and December 29, 2017, respectively	287	284
Additional paid-in capital	168,332	166,997
Accumulated other comprehensive loss	(2,752)	(1,549)
Retained earnings	90,232	82,869
Stockholders’ equity	256,099	248,601
Total liabilities and stockholders’ equity	$708,095	$687,749

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	June 29, 2018	June 30, 2017
Net sales	$370,442	$331,656
Cost of sales	277,202	249,060
Gross profit	93,240	82,596
Operating expenses	78,292	70,433
Operating income	14,948	12,163
Interest expense	5,381	5,880
Loss on asset disposal	30	—
Income before income taxes	9,537	6,283
Provision for income tax expense	2,718	2,609
Net income	$6,819	$3,674
Other comprehensive income (loss):
Foreign currency translation adjustments	(281)	235
Comprehensive income	$6,538	$3,909
Net income per share:
Basic	$0.24	$0.14
Diluted	$0.24	$0.14
Weighted average common shares outstanding:
Basic	28,166,875	25,990,580
Diluted	29,595,247	27,276,575

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017
Net sales	$689,057	$619,346
Cost of sales	516,295	462,846
Gross profit	172,762	156,500
Operating expenses	152,074	141,216
Operating income	20,688	15,284
Interest expense	10,360	11,813
Loss on asset disposal	30	—
Income before income taxes	10,298	3,471
Provision for income tax expense	2,935	1,439
Net income	$7,363	$2,032
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,203)	236
Comprehensive income	$6,160	$2,268
Net income per share:
Basic	$0.26	$0.08
Diluted	$0.26	$0.08
Weighted average common shares outstanding:
Basic	28,144,782	25,971,409
Diluted	28,311,549	26,021,439

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$7,363	$2,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,500	4,227
Amortization	5,983	5,731
Provision for allowance for doubtful accounts	1,646	1,747
Deferred rent	471	195
Deferred taxes	185	588
Amortization of deferred financing fees	1,102	1,064
Stock compensation	1,909	1,614
Change in fair value of contingent earn-out liability	228	48
Loss on sale of assets	30	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(173)	(2,922)
Inventories	(10,182)	(8,678)
Prepaid expenses and other current assets	1,524	4,304
Accounts payable, accrued liabilities and accrued compensation	5,692	11,903
Other liabilities	(485)	42
Other assets	(875)	(219)
Net cash provided by operating activities	18,918	21,676
Cash flows from investing activities:
Capital expenditures	(5,545)	(6,370)
Proceeds from asset disposals	30	—
Cash paid for acquisitions, net of cash received	(11,899)	—
Net cash used in investing activities	(17,414)	(6,370)
Cash flows from financing activities:
Payment of debt	(2,248)	(10,444)
Cash paid for deferred financing fees	(534)	—
Surrender of shares to pay withholding taxes	(571)	(319)
Cash paid for contingent earn-out liability	—	(500)
Net cash used in financing activities	(3,353)	(11,263)
Effect of foreign currency translation on cash and cash equivalents	(62)	99
Net (decrease) increase in cash and cash equivalents	(1,911)	4,142
Cash and cash equivalents-beginning of period	41,504	32,862
Cash and cash equivalents-end of period	$39,593	$37,004

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2018, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 29, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Leases: In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach comparative periods are not restated. The Company expects to adopt this guidance when effective using the new optional transition method. The Company is in the early stages of implementation. Adoption will have a material impact on the Company’s consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases.

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

The following table presents our net sales by product category:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Specialty	$210,316	$185,036	$387,189	$348,198
Center-of-the-plate	160,126	146,620	301,868	271,148
Net sales	$370,442	$331,656	$689,057	$619,346

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
The following table presents the changes in deferred revenue, reflected as accrued liabilities on the Company’s consolidated balance sheets:

Balance as of December 29, 2017	$1,283
Cash payments received	7,036
Net sales recognized	(7,497)
Balance as of June 29, 2018	$822

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $292 as of June 29, 2018. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $184 as of June 29, 2018 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Note 3         Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income per share:
Basic	$0.24	$0.14	$0.26	$0.08
Diluted	$0.24	$0.14	$0.26	$0.08
Weighted average common shares:
Basic	28,166,875	25,990,580	28,144,782	25,971,409
Diluted	29,595,247	27,276,575	28,311,549	26,021,439

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net income	$6,819	$3,674	$7,363	$2,032
Add effect of dilutive securities:
Interest on convertible notes, net of tax	164	134	—	—
Net income available to common shareholders	$6,983	$3,808	$7,363	$2,032
Denominator:
Weighted average basic common shares outstanding	28,166,875	25,990,580	28,144,782	25,971,409
Dilutive effect of unvested common shares	190,998	48,621	166,767	50,030
Dilutive effect of convertible notes	1,237,374	1,237,374	—	—
Weighted average diluted common shares outstanding	29,595,247	27,276,575	28,311,549	26,021,439

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Restricted Share Awards (RSAs)	—	115,989	5,762	147,288
Stock options	—	201,878	—	204,512
Convertible subordinated notes	—	—	1,237,374	1,237,374

Note 4         Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $5,420 and $4,228 as of June 29, 2018 and December 29, 2017, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Other Acquisitions	Total
Balance December 29, 2017	$649	$4,579	$—	$5,228
Acquisition	—	—	964	964
Changes in fair value	28	200	—	228
Balance June 29, 2018	$677	$4,779	$964	$6,420

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loans approximated their book values as of June 29, 2018 and December 29, 2017, as these instruments had variable interest rates that reflected current market rates available to the Company. The fair value of these debt instruments were estimated using Level 3 inputs.

The following table presents the carrying value and fair value of the Company’s convertible subordinated notes. In estimating the fair value of these convertible subordinated notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate.

	June 29, 2018		December 29, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Subordinated Notes	$36,750	$43,635	$36,750	$38,091

Note 5         Acquisitions

Fells Point

On August 25, 2017, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point Wholesale Meats, Inc. (“Fells Point”), a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction was approximately $34,124, including $29,722 paid in cash at closing, $3,300 consisting of 185,442 shares of the Company’s common stock and $1,102 paid upon settlement of a net working capital true-up.

During the first quarter of 2018, the Company finalized a valuation of the tangible and intangible assets of Fells Point as of the acquisition date. As a result, the Company recorded a measurement period adjustment that increased goodwill by $2,300 and decreased customer relationships and trademarks by $1,500 and $800, respectively. These assets are valued at fair value using Level 3 inputs. Customer relationships and trademarks are being amortized over 15 and 20 years, respectively. Goodwill is being amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company’s center-of-the-plate business in the Northeast and Mid-Atlantic regions, as well as any intangible assets that do not qualify for separate recognition.

On August 25, 2017, the Company entered into a five-year lease for a warehouse facility located in Baltimore, MD that is owned by the former owners of Fells Point, some of whom are current employees. The Company paid rent of $65 and $129 during the thirteen and twenty-six weeks ended June 29, 2018, respectively. The Company reflected net sales and income before taxes of $32,088 and $1,651, respectively, during the twenty-six weeks ended June 29, 2018 for Fells Point in its consolidated statement of operations.

The table below sets forth the purchase price allocation of the Fells Point acquisition:

Fells Point
Current assets (includes cash acquired)	$6,971
Customer relationships	13,600
Trademarks	7,300
Non-compete agreement	400
Goodwill	9,035
Fixed assets	2,459
Current liabilities	(1,196)
Earn-out liability	(4,445)
Total consideration	$34,124

During the twenty-six weeks ended June 29, 2018, the Company paid approximately $11,399 on small strategic acquisitions.

Note 6     Inventories

Inventories consists of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of reserves for shrinkage and obsolescence totaling $1,921 and $1,934 at June 29, 2018 and December 29, 2017, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements as of June 29, 2018 and December 29, 2017 consisted of the following:

	Useful Lives	June 29, 2018	December 29, 2017
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,342	1,292
Machinery and equipment	5-10 years	16,519	16,183
Computers, data processing and other equipment	3-7 years	10,451	9,924
Leasehold improvements	7-22 years	57,611	53,653
Furniture and fixtures	7 years	3,115	3,100
Vehicles	5-7 years	2,580	2,570
Other	7 years	95	95
Construction-in-process		17,249	15,030
		110,132	103,017
Less: accumulated depreciation and amortization		(38,140)	(34,639)
Equipment and leasehold improvements, net		$71,992	$68,378

Construction-in-process at June 29, 2018 and December 29, 2017 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the buildout of the Company’s distribution center in Union City CA. The buildout of the Company’s Union City distribution center was completed during the first quarter of fiscal 2018. The rollout of its ERP system will continue through fiscal 2019.

At June 29, 2018 and December 29, 2017, the Company had $530 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $16 and $15 on these assets during the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $32 and $30 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

Depreciation expense, excluding capital leases, was $1,708 and $1,697 for the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $3,535 and $3,429 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $460 and $393 for the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $933 and $768 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2017	$173,202
Goodwill adjustments	3,303
Acquisitions	5,539
Foreign currency translation	(48)
Carrying amount as of June 29, 2018	$181,996

The goodwill adjustment relates to the Fells Point acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of June 29, 2018 and December 29, 2017 consisted of the following:

June 29, 2018:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$119,358	$(31,870)	$87,488
Non-compete agreements	7,579	(7,208)	371
Trademarks	59,892	(11,891)	48,001
Total	$186,829	$(50,969)	$135,860

December 29, 2017:
Customer relationships	$117,006	$(27,704)	$89,302
Non-compete agreements	7,566	(6,946)	620
Trademarks	60,734	(10,336)	50,398
Total	$185,306	$(44,986)	$140,320

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,080 and $2,911 for the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $5,983 and $5,731 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 28, 2018 and each of the next five fiscal years and thereafter is as follows:

2018	$5,894
2019	11,418
2020	11,145
2021	11,140
2022	10,360
2023	9,332
Thereafter	76,571
Total	$135,860

Note 9        Debt Obligations

Debt obligations as of June 29, 2018 and December 29, 2017 consisted of the following:

	June 29, 2018	December 29, 2017
Senior secured term loan	$286,845	$288,435
Convertible subordinated notes	36,750	36,750
Capital leases and financed software	66	664
Deferred finance fees and original issue discount	(7,109)	(8,027)
Total debt obligations	316,552	317,822
Less: current installments	(3,219)	(3,827)
Total debt obligations excluding current installments	$313,333	$313,995

On June 29, 2018, the Company entered into a credit agreement (the “New ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement replaces the Company’s prior asset based loan facility (the “Prior ABL”). The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150,000, up from $75,000 under the Prior ABL. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000. The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s Term Loan.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The Company incurred transaction costs of $880 which were capitalized as deferred financing fees to be amortized over the term of the ABL Facility. There were no outstanding balances under the ABL Facility as of June 29, 2018.

As of June 29, 2018, the Company was in compliance with all debt covenants and the Company had reserved $12,145 of the ABL Facility for the issuance of letters of credit. As of June 29, 2018, funds totaling $137,855 were available for borrowing under the ABL facility. The interest rate on the Company’s senior secured term loan was 6.09% at June 29, 2018.

Note 10         Stockholders’ Equity

The following table reflects the activity of restricted share awards (“RSAs”) during the twenty-six weeks ended June 29, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2017	329,761	$16.69
Granted	309,671	23.57
Vested	(94,034)	18.27
Forfeited	(1,506)	17.13
Unvested at June 29, 2018	543,892	$20.34

The Company granted 309,671 RSAs to its employees and directors at a weighted average grant date fair value of $23.57 each during the twenty-six weeks ended June 29, 2018. These awards are a mix of time and performance based grants which will vest over periods of 3 months to 4 years. The Company recognized expense totaling $921 and $712 on its RSAs during the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $1,608 and $1,316 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

At June 29, 2018, the total unrecognized compensation cost for unvested RSAs was $6,950 and the weighted-average remaining useful life was approximately 2.3 years. Of this total, $3,850 related to RSAs with time-based vesting provisions and $3,100 related to RSAs with performance-based vesting provisions. At June 29, 2018, the weighted-average remaining useful lives for time-based vesting and performance-based vesting RSAs were approximately 2.2 years and 2.4 years, respectively.

The Company recognized expense of $151 and $158 on stock options during the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $301 and $298 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively. At June 29, 2018, the total unrecognized compensation cost for these options was $415 to be recognized over a weighted-average period of approximately 0.7 years.

As of June 29, 2018, there were 245,543 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $133 during the thirteen weeks ended June 29, 2018 and June 30, 2017, and $266 during the twenty-six weeks ended June 29, 2018 and June 30, 2017. This lease expires on September 30, 2019.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, is a member of the board of directors. The Company purchased approximately $171 and $152 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $486 and $354 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively.

John DeBenedetti is a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018 at which point he ceased to be a related party. Mr. J. DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which supplies products to the Company since the Del Monte acquisition. The Company purchased approximately $92 and $474 of products during the three weeks ended April 20, 2018 and the sixteen weeks ended April 20, 2018, respectively, and $489 and $865 of products during the thirteen weeks ended June 30, 2017 and twenty-six weeks ended June 30, 2017, respectively. Mr. J. DeBenedetti is not involved in the day-to-day management of Old World Provisions.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $103 and $91 in total compensation, respectively, for the thirteen weeks ended June 29, 2018 and June 30, 2017, respectively, and $530 and $395 during the twenty-six weeks ended June 29, 2018 and June 30, 2017, respectively. John Pappas did not receive any compensation during the twenty-six ended June 29, 2018 or June 30, 2017 for his service on the Company’s Board of Directors.

Note 12         Supplemental Disclosures of Cash Flow Information

	Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017
Supplemental cash flow disclosures:
Net cash paid (received) for income taxes	$2,650	$(1,684)
Cash paid for interest	$9,703	$9,947
Non cash financing activities:
Sinking funds used to retire debt	$—	$2,939
Non-cash investing activity:
Contingent earn-out liabilities for acquisitions	$964	$—

Note 13         Subsequent Events

On July 6, 2018, the Company borrowed $47,100 under its ABL Facility and made an equivalent prepayment on its senior secured term loan.

On April 6, 2015, Del Monte Capital Meat Company, LLC (the “The Notes Issuer”), a wholly-owned subsidiary of the Company, issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain entities as partial consideration in the Del Monte acquisition. On July 25, 2018, the holders converted these notes into 1,246,272 shares of the Company’s common stock. The common share equivalents of the Convertible Subordinated Notes have been included in the calculation of fully diluted net income per share in each period since issuance if their impact was dilutive.

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

RECENT ACQUISITIONS

On August 25, 2017, we entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction at acquisition date was approximately $34.1 million, including $29.7 million paid in cash at closing, $3.3 million consisting of 185,442 shares of the Company’s common stock and $1.1 million paid upon settlement of a net working capital true-up.

During the twenty-six weeks ended June 29, 2018, we paid approximately $11.4 million to acquire small specialty-related businesses.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.4 million square feet in 27 distribution facilities at June 29, 2018 and have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8%	75.1%	74.9%	74.7%
Gross profit	25.2%	24.9%	25.1%	25.3%
Operating expenses	21.1%	21.2%	22.1%	22.8%
Operating income	4.0%	3.7%	3.0%	2.5%
Other expense	1.5%	1.8%	1.5%	1.9%
Income before income tax expense	2.6%	1.9%	1.5%	0.6%
Provision for income taxes	0.7%	0.8%	0.4%	0.2%
Net income	1.8%	1.1%	1.1%	0.4%

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

Thirteen Weeks Ended June 29, 2018 Compared to Thirteen Weeks Ended June 30, 2017

Net Sales

Our net sales for the thirteen weeks ended June 29, 2018 increased approximately 11.7%, or $38.8 million, to $370.4 million from $331.7 million for the thirteen weeks ended June 30, 2017. Organic growth contributed $14.2 million, or 4.3% to sales growth in the quarter. The remaining sales growth of $24.6 million, or 7.4% resulted from the acquisition of Fells Point Wholesale Meats Inc. (“Fells Point”) on August 25, 2017 and other specialty-related acquisitions. Organic case count grew approximately 7.5%, in our specialty category and growth in unique customers and placements grew 5.1% and 4.6%, respectively, compared to the prior year quarter. Excluding the impact of the Fells Point acquisition, pounds sold in our center-of-the-plate category increased 0.6% compared to the prior year quarter. Estimated inflation was 2.2% in our specialty category and estimated deflation was 2.3% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 12.9%, or $10.6 million, to $93.2 million for the thirteen weeks ended June 29, 2018, from $82.6 million for the thirteen weeks ended June 30, 2017. Gross profit margin increased approximately 27 basis points to 25.2% from 24.9%, due in large part to the impact of inflation in certain center-of-the-plate categories. Gross margins in the Company’s specialty category decreased 66 basis points and increased 129 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 11.2%, or $7.9 million, to $78.3 million for the thirteen weeks ended June 29, 2018 from $70.4 million for the thirteen weeks ended June 30, 2017. As a percentage of net sales, operating expenses were 21.1% in the second quarter of 2018 compared to 21.2% in the first quarter of 2017. The increase in the Company’s operating expenses is driven by our sales growth, partially offset by the 10 basis point decrease in the Company’s operating expense ratio from our continuing operating expense leverage.

Operating Income

Operating income for the thirteen weeks ended June 29, 2018 was $14.9 million compared to $12.2 million for the thirteen weeks ended June 30, 2017. As a percentage of net sales, operating income was 4.0% for the thirteen weeks ended June 29, 2018 compared to 3.7% for the thirteen weeks ended June 30, 2017. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above.

Interest Expense

Total interest expense decreased to $5.4 million for the thirteen weeks ended June 29, 2018 compared to $5.9 million for the thirteen weeks ended June 30, 2017 due to a reduction in interest rates charged on the Company’s outstanding debt.

Provision for Income Taxes

For the thirteen weeks ended June 29, 2018, we recorded an effective income tax rate of 28.5%. For the thirteen weeks ended June 30, 2017, our effective income tax rate was 41.5%. The reduction in effective tax rate is a result of the enactment H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), on December 22, 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described above, net income was $6.8 million for the thirteen weeks ended June 29, 2018, compared to net income of $3.7 million for the thirteen weeks ended June 30, 2017.

Twenty-six Weeks Ended June 29, 2018 Compared to Twenty-six Weeks Ended June 30, 2017

Net Sales

Our net sales for the twenty-six weeks ended June 29, 2018 increased approximately 11.3%, or $69.7 million, to $689.1 million from $619.3 million for the twenty-six weeks ended June 30, 2017. Organic growth contributed $29.6 million or 4.8% to sales growth in the first half of 2018. The remaining sales growth of $40.1 million, or 6.5% resulted from the acquisition of Fells Point on August 25, 2017 and other specialty-related acquisitions. Organic case count grew approximately 7.8%, in our specialty category. In addition, growth in unique customers and placements grew 4.3% and 3.9%, respectively, compared to the first half of 2017 . Excluding the impact of the Fells Point acquisition, pounds sold in our center-of-the-plate category increased 0.4% compared to the first half of 2017. Estimated inflation was 2.9% in our specialty category and estimated deflation was 0.6% in our center-of-the-plate category compared to the first half of 2017.

Gross Profit

Gross profit increased approximately 10.4%, or $16.3 million, to $172.8 million for the twenty-six weeks ended June 29, 2018, from $156.5 million for the thirteen weeks ended June 30, 2017. Gross profit margin decreased approximately 20 basis points to 25.1% from 25.3%, due in large part to the impact of inflation in certain center-of-the-plate categories. Gross margins in the Company’s specialty category decreased 27 basis points and increased 2 basis points in the Company’s center-of-the-plate category compared to the first half of 2017.

Operating Expenses

Total operating expenses increased by approximately 7.7%, or $10.9 million, to $152.1 million for the twenty-six weeks ended June 29, 2018 from $141.2 million for the twenty-six weeks ended June 30, 2017. As a percentage of net sales, operating expenses were 22.1% in the first half of 2018 compared to 22.8% in the first half of 2017. The 73 basis point decrease in the Company’s operating expense ratio is due largely to lower year-on-year compensation and benefit costs related to our management infrastructure which improved by 48 basis points and depreciation and amortization expense, which improved by 9 basis points.

Operating Income

Operating income for the twenty-six weeks ended June 29, 2018 was $20.7 million compared to $15.3 million for the twenty-six weeks ended June 30, 2017. As a percentage of net sales, operating income was 3.0% for the twenty-six weeks ended June 29, 2018 compared to 2.5% for the twenty-six weeks ended June 30, 2017. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above.

Interest Expense

Total interest expense decreased to $10.4 million for the twenty-six weeks ended June 29, 2018 compared to $11.8 million for the twenty-six weeks ended June 30, 2017 due to a reduction in interest rates charged on the Company’s outstanding debt.

Provision for Income Taxes

For the twenty-six weeks ended June 29, 2018, we recorded an effective income tax rate of 28.5%. For the twenty-six weeks ended June 30, 2017, our effective income tax rate was 41.5% The reduction in effective tax rate is a result of the enactment of the Tax Act, on December 22, 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described above, net income was $7.4 million for the twenty-six weeks ended June 29, 2018, compared to net income of $2.0 million for the twenty-six weeks ended June 30, 2017.

Product Category Sales Mix

The sales mix for the principal product categories for thirteen and twenty-six weeks ended June 29, 2018 and June 30, 2017 is as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Center-of-the-Plate	$160,126	43.2%	$146,620	44.2%	$301,868	43.8%	$271,148	43.8%
Dry Goods	65,302	17.6%	57,859	17.4%	119,974	17.4%	107,581	17.4%
Pastry	51,483	13.9%	43,901	13.2%	95,160	13.8%	84,829	13.7%
Cheese and Charcuterie	39,105	10.6%	36,054	10.9%	72,016	10.5%	67,094	10.8%
Dairy and Eggs	27,499	7.4%	22,551	6.8%	50,267	7.3%	42,030	6.8%
Oils and Vinegar	19,643	5.3%	18,493	5.6%	36,518	5.3%	34,818	5.6%
Kitchen Supplies	7,284	2.0%	6,178	1.9%	13,254	1.9%	11,846	1.9%
Total	$370,442	100%	$331,656	100%	$689,057	100%	$619,346	100%

Beginning in the first quarter of 2018, we revised our product categories by combining cheese and charcuterie. Historically, charcuterie was included in the center-of-the-plate product category. We also slightly altered the way we report certain performance related metrics related to organic growth, inflation and changes in gross profit margins. These metrics were previously reported on a legal entity basis as “protein”, referring to the four protein entities we acquired since 2013, and “specialty”, referring to our specialty distribution entities. Going forward we will report these metrics using a product category basis as “center-of-the-plate” and “specialty.” Center-of-the-plate will encompass all sales of protein products across the Company, while specialty will encompass all remaining sales not considered center-of-the-plate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, equity financing, operating leases, and trade payables.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305.0 million with a $50.0 million six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14.0 million from the DDTL to help pay fund the acquisition of M.T. Food Service, Inc. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25.0 million of the outstanding balance of the Term Loans. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50.0 million (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company's consolidated Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. The interest rate on this facility at June 29, 2018 was 6.09%.

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

As of June 29, 2018, the Company was in compliance with all debt covenants under the Term Loan Facility. Refer to the Liquidity section of this MD&A for a discussion of events subsequent to the balance sheet date.

Asset Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement replaces the Company’s prior asset based loan facility (the “Prior ABL”). The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150.0 million, up from $75.0 million under the Prior ABL. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25.0 million. The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s Term Loan.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below a specified dollar amount or percentage of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. There were no outstanding balances under the ABL Facility as of June 29, 2018.

As of June 29, 2018, the Company was in compliance with all debt covenants and the Company had reserved $12.1 million of the ABL facility for the issuance of letters of credit. As of June 29, 2018, funds totaling $137.9 million were available for borrowing under the ABL facility. Refer to the Liquidity section of this MD&A for a discussion of events subsequent to the balance sheet date.

Convertible Subordinated Notes

On April 6, 2015, Del Monte Capital Meat Company, LLC (the “The Notes Issuer”), a wholly-owned subsidiary of the Company, issued $36.8 million principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share (the “Convertible Subordinated Notes”) to certain entities as partial consideration in the Del Monte acquisition. The Notes Issuer may, in certain instances beginning one year after issuance, redeem the Convertible Subordinated Notes for cash or shares of the Company’s common stock. Moreover, the Notes Issuer may, at its discretion, pay the outstanding principal amount due and owing under the Convertible Subordinated Notes at maturity in either cash or shares of the Company’s common stock. Interest is payable annually in cash with the first interest payment due on April 6, 2016. The Convertible Subordinated Notes, which are subordinate to the Company’s and its subsidiaries’ senior debt, are convertible into shares of the Company’s common stock by the holders at any time at a conversion price of $29.70, unless earlier redeemed by the Notes Issuer. Refer to the Liquidity section of this MD&A for a discussion of events subsequent to the balance sheet date.

Liquidity

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2018 will be in the range of $16.0 million to $18.0 million. The increase in projected capital expenditures in fiscal 2018 as compared to fiscal 2017 is the result of planned expansions of several of our distribution facilities and renovations to our corporate headquarters. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

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

During the twenty-six weeks ended June 29, 2018, we paid approximately $11.4 million on small strategic acquisitions.

On July 6, 2018, we borrowed $47.1 million under its ABL Facility which has a lower fixed interest rate spread than the Prior ABL. The funds were used to make an equivalent prepayment on our senior secured term loan which, prospectively, decreases the effective interest rates charged on our outstanding debt.

On July 25, 2018, the holders of the Convertible Subordinated Notes converted these notes into 1,246,272 shares of our common stock.

Net cash provided by operations was $18.9 million for the twenty-six ended June 29, 2018, a decrease of $2.8 million from the $21.7 million provided by operations for the twenty-six ended June 30, 2017. The primary reasons for the decrease was increased cash generated through net income partially offset by working capital changes. The primary cause for the increase in net income was an increase in operating income and a reduction in interest expense as a result of our Term Loan repricing on December 13, 2017. The decrease in cash provided by changes in working capital was primarily due to an increase in cash used in accounts payable changes, prepaid expenses and other current assets changes and inventories changes of $6.2 million, $2.8 million and $1.5 million, respectively, partially offset by a decrease in cash used in accounts receivable changes of $2.7 million.

Net cash used in investing activities was $17.4 million for the twenty-six ended June 29, 2018, an increase of $11.0 million from the net cash used in investing activities of $6.4 million for the twenty-six ended June 30, 2017. The increase in net cash used was primarily due to the acquisitions completed during the twenty-six ended June 29, 2018 partially offset by a decrease in capital expenditures of $0.8 million.

Net cash used in financing activities was $3.4 million for the twenty-six ended June 29, 2018, a cash increase of $7.9 million from the $11.3 million used in financing activities for the twenty-six ended June 30, 2017. This increase was mainly due to the repayment of the New Markets Tax Credit Loan in the second quarter of 2017.

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

Off-Balance Sheet Arrangements

As of June 29, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 29, 2018, we had $286.8 million of indebtedness outstanding under the Senior Secured Term Loan that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2018.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2018 to April 27, 2018	4,200	$23.50	—	—
April 28, 2018 to May 25, 2018	—	$—	—	—
May 26, 2018 to June 29, 2018	—	$—	—	—
Total	4,200	$23.50	—	—

(1)
During the thirteen weeks ended June 29, 2018, we withheld 4,200 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2018.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: August 7, 2018	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)