Form 10-Q
period 2018-09-28
Chefs' Warehouse, Inc.
filed 2018-11-06
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at November 5, 2018: 29,970,198

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to, the Company’s ability to successfully deploy its operational initiatives to achieve synergies from our acquisitions; the Company’s and its customers current economic environment, changes in disposable income levels and consumer discretionary spending on food-away-from-home purchases; the Company’s sensitivity to general economic conditions, including vulnerability to economic and other developments in the geographic markets in which it operates; the risks of supply chain interruptions due to lack of long-term contracts, severe weather or more prolonged climate change, work stoppages or otherwise; the risks of loss of revenue or reductions in operating margins in the Company’s center-of-the-plate category as a result of competitive pressures; changes in the availability or cost of the Company’s specialty food products; the ability to effectively price the Company’s specialty food products and reduce the Company’s expenses; the relatively low margins of the foodservice distribution industry and the Company’s sensitivity to inflationary and deflationary pressures; the Company’s ability to successfully identify, obtain financing for and complete acquisitions of other foodservice distributors and to integrate and realize expected synergies from those acquisitions; increased fuel cost volatility and expectations regarding the use of fuel surcharges; fluctuations in the wholesale prices of beef, poultry and seafood, including increases in these prices as a result of increases in the cost of feeding and caring for livestock; the loss of key members of the Company’s management team and the Company’s ability to replace such personnel; the strain on the Company’s infrastructure and resources caused by its growth; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 9, 2018 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 28, 2018 (unaudited)	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,857	$41,504
Accounts receivable, net of allowance of $8,748 in 2018 and $8,026 in 2017	146,760	142,170
Inventories, net	110,073	102,083
Prepaid expenses and other current assets	11,530	11,083
Total current assets	318,220	296,840
Equipment and leasehold improvements, net	64,552	68,378
Software costs, net	13,686	6,034
Goodwill	181,991	173,202
Intangible assets, net	132,761	140,320
Other assets	4,093	2,975
Total assets	$715,303	$687,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,105	$70,019
Accrued liabilities	22,300	21,871
Accrued compensation	11,937	12,556
Current portion of long-term debt	30	3,827
Total current liabilities	117,372	108,273
Long-term debt, net of current portion	280,216	313,995
Deferred taxes, net	7,800	6,015
Other liabilities and deferred credits	11,770	10,865
Total liabilities	417,158	439,148
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding September 28, 2018 and December 29, 2017	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 29,970,198 and 28,442,208 shares issued and outstanding at September 28, 2018 and December 29, 2017, respectively	300	284
Additional paid-in capital	206,304	166,997
Accumulated other comprehensive loss	(2,848)	(1,549)
Retained earnings	94,389	82,869
Stockholders’ equity	298,145	248,601
Total liabilities and stockholders’ equity	$715,303	$687,749

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	September 28, 2018	September 29, 2017
Net sales	$361,496	$325,076
Cost of sales	269,503	244,171
Gross profit	91,993	80,905
Operating expenses	81,725	70,411
Operating income	10,268	10,494
Interest expense	4,676	5,593
Loss on asset disposal	—	10
Income before income taxes	5,592	4,891
Provision for income tax expense	1,435	2,040
Net income	$4,157	$2,851
Other comprehensive income (loss):
Foreign currency translation adjustments	(96)	369
Comprehensive income	$4,061	$3,220
Net income per share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11
Weighted average common shares outstanding:
Basic	29,080,929	26,092,387
Diluted	29,743,851	27,387,619

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017
Net sales	$1,050,553	$944,422
Cost of sales	785,798	707,017
Gross profit	264,755	237,405
Operating expenses	233,799	211,627
Operating income	30,956	25,778
Interest expense	15,036	17,406
Loss on asset disposal	30	10
Income before income taxes	15,890	8,362
Provision for income tax expense	4,370	3,479
Net income	$11,520	$4,883
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,299)	605
Comprehensive income	$10,221	$5,488
Net income per share:
Basic	$0.40	$0.19
Diluted	$0.40	$0.19
Weighted average common shares outstanding:
Basic	28,458,972	26,011,913
Diluted	29,619,703	26,063,655

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	544	544
Stock compensation	284,618	3	834	—	—	837
Cumulative translation adjustment	—	—	—	(922)	—	(922)
Shares surrendered to pay withholding taxes	(20,100)	—	(472)	—	—	(472)
Balance March 30, 2018	28,706,726	$287	$167,359	$(2,471)	$83,413	$248,588
Net income	—	—	—	—	6,819	6,819
Stock compensation	23,547	—	1,072	—	—	1,072
Cumulative translation adjustment	—	—	—	(281)	—	(281)
Shares surrendered to pay withholding taxes	(4,200)		(99)	—	—	(99)
Balance June 29, 2018	28,726,073	$287	$168,332	$(2,752)	$90,232	$256,099
Net income	—	—	—	—	4,157	4,157
Stock compensation	2,000	—	1,090	—	—	1,090
Conversion of subordinated notes	1,246,272	13	37,002	—	—	37,015
Cumulative translation adjustment	—	—	—	(96)	—	(96)
Shares surrendered to pay withholding taxes	(4,147)	—	(120)	—	—	(120)
Balance September 28, 2018	29,970,198	$300	$206,304	$(2,848)	$94,389	$298,145

Balance December 30, 2016	26,280,469	$263	$127,180	$(2,186)	$68,503	$193,760
Net income	—	—	—	—	(1,642)	(1,642)
Stock compensation	106,558	1	742	—	—	743
Cumulative translation adjustment	—	—	—	1	—	1
Shares surrendered to pay withholding taxes	(16,155)	—	(239)	—	—	(239)
Balance March 31, 2017	26,370,872	$264	$127,683	$(2,185)	$66,861	$192,623
Net income	—	—	—	—	3,674	3,674
Stock compensation	2,863	—	869	—	—	869
Cumulative translation adjustment	—	—	—	235	—	235
Shares surrendered to pay withholding taxes	(5,800)	—	(79)	—	—	(79)
Balance June 30, 2017	26,367,935	$264	$128,473	$(1,950)	$70,535	$197,322
Net income	—	—	—	—	2,851	2,851
Stock compensation	20,579	—	770	—	—	770
Shares issued for Fells Point acquisition	185,442	2	3,298	—	—	3,300
Cumulative translation adjustment	—	—	—	369	—	369
Shares surrendered to pay withholding taxes	(9,788)	—	(136)	—	—	(136)
Balance September 29, 2017	26,564,168	$266	$132,405	$(1,581)	$73,386	$204,476

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income	$11,520	$4,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,234	6,322
Amortization	8,949	8,712
Provision for allowance for doubtful accounts	2,811	2,841
Deferred rent	454	254
Deferred taxes	561	1,755
Amortization of deferred financing fees	1,657	1,574
Stock compensation	2,999	2,384
Change in fair value of contingent earn-out liability	2,026	72
Loss on asset disposal	30	10
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,302)	(5,760)
Inventories	(4,336)	(19,731)
Prepaid expenses and other current assets	(148)	1,668
Accounts payable, accrued liabilities and accrued compensation	7,163	20,430
Other liabilities	(2,584)	(1,997)
Other assets	(528)	(214)
Net cash provided by operating activities	33,506	23,203
Cash flows from investing activities:
Capital expenditures	(9,407)	(9,860)
Proceeds from asset disposals	30	—
Cash paid for acquisitions, net of cash received	(11,899)	(29,722)
Net cash used in investing activities	(21,276)	(39,582)
Cash flows from financing activities:
Payment of debt	(49,359)	(11,641)
Cash paid for deferred financing fees	(877)	—
Surrender of shares to pay withholding taxes	(691)	(455)
Cash paid for contingent earn-out liability	—	(500)
Borrowings under asset based loan facility	47,100	—
Net cash used in financing activities	(3,827)	(12,596)
Effect of foreign currency translation on cash and cash equivalents	(50)	184
Net increase (decrease) in cash and cash equivalents	8,353	(28,791)
Cash and cash equivalents-beginning of period	41,504	32,862
Cash and cash equivalents-end of period	$49,857	$4,071

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts and per share data)

Note 1         Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one reportable segment, foodservice distribution, which is concentrated primarily on the East and West Coasts of the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 9, 2018, and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 28, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in 2018

Clarifying the Definition of a Business: In January 2017, the FASB issued guidance which clarifies whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to determine if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the new guidance would define this as an asset acquisition. Furthermore, the guidance requires a business to include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The Company adopted this guidance as of December 30, 2017.

Revenue from Contracts with Customers: In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance as of December 30, 2017 using the modified retrospective approach. Under this approach, prior financial statements are not restated and a cumulative effect adjustment is recognized upon adoption. The cumulative effect adjustment was immaterial to the Company’s financial statements. In addition, the Company made an accounting policy election to adopt the permitted practical expedient that allows an entity to expense the incremental costs of acquiring a contract as incurred if the amortization period is one year or less.

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

Leases: In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach, comparative periods are not restated. The Company expects to adopt this guidance when effective using the optional transition method. The Company is implementing a software platform to facilitate compliance with the new standard and updating related business processes and controls. Adoption will have a material impact on the Company’s consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
Center-of-the-Plate	$152,805	42.3%	$144,105	44.3%	$454,673	43.3%	$415,253	44.0%
Dry Goods	65,269	18.1%	56,442	17.4%	185,243	17.6%	164,023	17.4%
Pastry	49,219	13.6%	43,654	13.4%	144,379	13.7%	128,483	13.6%
Cheese and Charcuterie	39,481	10.9%	32,753	10.1%	111,497	10.6%	99,847	10.6%
Dairy and Eggs	27,511	7.6%	23,294	7.2%	77,778	7.4%	65,324	6.9%
Oils and Vinegar	19,808	5.5%	18,360	5.6%	56,326	5.4%	53,178	5.6%
Kitchen Supplies	7,403	2.0%	6,468	2.0%	20,657	2.0%	18,314	1.9%
Total	$361,496	100%	$325,076	100%	$1,050,553	100%	$944,422	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

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

The following table presents the changes in deferred revenue, reflected as accrued liabilities on the Company’s consolidated balance sheets:

Balance as of December 29, 2017	$1,283
Cash payments received	11,046
Net sales recognized	(11,476)
Balance as of September 28, 2018	$853

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $288 as of September 28, 2018. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $181 as of September 28, 2018 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Note 3         Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income per share:
Basic	$0.14	$0.11	$0.40	$0.19
Diluted	$0.14	$0.11	$0.40	$0.19
Weighted average common shares:
Basic	29,080,929	26,092,387	28,458,972	26,011,913
Diluted	29,743,851	27,387,619	29,619,703	26,063,655

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator:
Net income	$4,157	$2,851	$11,520	$4,883
Add effect of dilutive securities:
Interest on convertible notes, net of tax	26	134	358	—
Net income available to common shareholders	$4,183	$2,985	$11,878	$4,883
Denominator:
Weighted average basic common shares outstanding	29,080,929	26,092,387	28,458,972	26,011,913
Dilutive effect of unvested common shares	313,229	57,858	221,411	51,742
Dilutive effect of convertible notes	349,693	1,237,374	939,320	—
Weighted average diluted common shares outstanding	29,743,851	27,387,619	29,619,703	26,063,655

The following table presents potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Restricted share awards (RSAs)	—	104,053	388	309,922
Stock options	—	201,878	—	209,071
Convertible subordinated notes	—	—	—	1,237,374

Note 4         Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $4,440 and $5,228 as of September 28, 2018 and December 29, 2017, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Other Acquisitions	Total
Balance December 29, 2017	$649	$4,579	$—	$5,228
Acquisition	—	—	767	767
Changes in fair value	30	1,989	7	2,026
Balance September 28, 2018	$679	$6,568	$774	$8,021

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value, due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loans approximated their book values as of September 28, 2018 and December 29, 2017, as these instruments had variable interest rates that reflected current market rates available to the Company.

The following table presents the carrying value and fair value of the Company’s convertible subordinated notes. In estimating the fair value of these convertible subordinated notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate. On July 25, 2018, these notes were converted into 1,246,272 shares of the Company’s common stock.

	December 29, 2017
	Carrying Value	Fair Value
Convertible subordinated notes	$36,750	$38,091

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

On August 25, 2017, the Company entered into a five-year lease for a warehouse facility located in Baltimore, MD that is owned by the former owners of Fells Point, some of whom are current employees. The Company paid rent of $65 and $194 during the thirteen and thirty-nine weeks ended September 28, 2018, respectively.

The table below sets forth the purchase price allocation of the Fells Point acquisition:

Fells Point
Current assets (includes cash acquired)	$6,971
Customer relationships	13,600
Trademarks	7,300
Non-compete agreement	400
Goodwill	9,035
Fixed assets	2,459
Current liabilities	(1,196)
Earn-out liability	(4,445)
Total consideration	$34,124

During the thirty-nine weeks ended September 28, 2018, the Company paid approximately $11,399 on several small strategic acquisitions.

Note 6     Inventories

Inventories consist of finished product. Our different entities record inventories using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventories are reflected net of reserves for shrinkage and obsolescence totaling $1,911 and $1,934 at September 28, 2018 and December 29, 2017, respectively.

Note 7     Equipment and Leasehold Improvements

Equipment and leasehold improvements as of September 28, 2018 and December 29, 2017 consisted of the following:

	Useful Lives	September 28, 2018	December 29, 2017
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,489	1,292
Machinery and equipment	5-10 years	17,672	16,183
Computers, data processing and other equipment	3-7 years	10,672	9,924
Leasehold improvements	7-22 years	57,655	53,653
Furniture and fixtures	7 years	3,287	3,100
Vehicles	5-7 years	3,082	2,570
Other	7 years	95	95
Construction-in-process		9,299	15,030
		104,421	103,017
Less: accumulated depreciation and amortization		(39,869)	(34,639)
Equipment and leasehold improvements, net		$64,552	$68,378

Construction-in-process at September 28, 2018 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the buildout of the Company’s distribution centers in Union City, CA and Toronto, Canada. Construction-in-process at December 29, 2017 related primarily to the implementation of the Company’s ERP system and the buildout of the Company’s distribution center in Union City CA. The buildout of the Company’s Union City distribution center was completed during the first quarter of fiscal 2018 and the Toronto distribution center is expected to be completed during the fourth quarter of fiscal 2018. The rollout of its ERP system will continue through fiscal 2019.

At September 28, 2018 and December 29, 2017, the Company had $530 of equipment and vehicles financed by capital leases. The Company recorded depreciation on equipment under capital leases of $16 and $15 on these assets during the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $48 and $45 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

Depreciation expense, excluding capital leases, was $1,710 and $1,678 for the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $5,245 and $4,970 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.
Capitalized software has an estimated useful life of three to seven years. Amortization expense on software was $1,008 and $402 for the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $1,941 and $1,307 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2017	$173,202
Goodwill adjustments	3,303
Acquisitions	5,502
Foreign currency translation	(16)
Carrying amount as of September 28, 2018	$181,991

The goodwill adjustment relates to the Fells Point acquisition (see Note 5).

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of September 28, 2018 and December 29, 2017 consisted of the following:

September 28, 2018:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$119,211	$(34,020)	$85,191
Non-compete agreements	7,579	(7,232)	347
Trademarks	59,906	(12,683)	47,223
Total	$186,696	$(53,935)	$132,761

December 29, 2017:
Customer relationships	$117,006	$(27,704)	$89,302
Non-compete agreements	7,566	(6,946)	620
Trademarks	60,734	(10,336)	50,398
Total	$185,306	$(44,986)	$140,320

The Company occasionally makes small, strategic acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $2,966 and $2,981 for the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $8,949 and $8,712 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 28, 2018 and each of the next five fiscal years and thereafter is as follows:

2018	$2,945
2019	11,409
2020	11,136
2021	11,132
2022	10,352
2023	9,323
Thereafter	76,464
Total	$132,761

Note 9        Debt Obligations

Debt obligations as of September 28, 2018 and December 29, 2017 consisted of the following:

	September 28, 2018	December 29, 2017
Senior secured term loan	$239,745	$288,435
Convertible subordinated notes	—	36,750
Asset based loan facility	47,100	—
Capital leases and financed software	55	664
Deferred finance fees and original issue discount	(6,654)	(8,027)
Total debt obligations	280,246	317,822
Less: current installments	(30)	(3,827)
Total debt obligations excluding current installments	$280,216	$313,995

Convertible Subordinated Notes

On April 6, 2015, Del Monte Capital Meat Company, LLC, a wholly-owned subsidiary of the Company, issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share to certain entities as partial consideration in the Del Monte acquisition. On July 25, 2018, the holders converted these notes and related accrued interest of $265 into 1,246,272 shares of the Company’s common stock.

Asset Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement replaces the Company’s prior asset based loan facility (the “Prior ABL”). The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150,000, up from $75,000 under the Prior ABL. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000. The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s senior secured term loan.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below $10,000 or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The Company incurred transaction costs of $877 which were capitalized as deferred financing fees to be amortized over the term of the ABL Facility. On July 6, 2018, the Company borrowed $47,100 under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $47,100 outstanding under the ABL Facility as of September 28, 2018.

As of September 28, 2018, the Company was in compliance with all debt covenants and the Company had reserved $15,800 of the ABL Facility for the issuance of letters of credit. As of September 28, 2018, funds totaling $87,100 were available for borrowing under the ABL Facility. The interest rates on the Company’s senior secured term loan and ABL Facility were 6.3% and 3.5%, respectively, at September 28, 2018.

Note 10         Stockholders’ Equity

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 28, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2017	329,761	$16.69
Granted	311,671	23.61
Vested	(106,730)	17.76
Forfeited	(1,506)	17.13
Unvested at September 28, 2018	533,196	$20.52

The Company granted 311,671 RSAs to its employees and directors at a weighted average grant date fair value of $23.61 each during the thirty-nine weeks ended September 28, 2018. These awards are a mix of time and performance based grants which will vest over periods of 3 months to 4 years. The Company recognized expense totaling $940 and $612 on its RSAs during the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $2,548 and $1,928 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

At September 28, 2018, the total unrecognized compensation cost for unvested RSAs was $6,061 and the weighted-average remaining useful life was approximately 2.1 years. Of this total, $3,324 related to RSAs with time-based vesting provisions and $2,737 related to RSAs with performance-based vesting provisions. At September 28, 2018, the weighted-average remaining useful lives for time-based vesting and performance-based vesting RSAs were approximately 2.0 years and 2.2 years, respectively.

The Company recognized expense of $150 and $158 on stock options during the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $451 and $456 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively. At September 28, 2018, the total unrecognized compensation cost for these options was $264 to be recognized over a weighted-average period of approximately 0.4 years.

As of September 28, 2018, there were 243,543 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 11         Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $134 during the thirteen weeks ended September 28, 2018 and September 29, 2017, and $400 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017. This lease expires on September 30, 2019.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, was a member of the board of directors through September 20, 2018. The Company purchased approximately $176 and $191 worth of products from ConAgra Foods, Inc. during the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $662 and $545 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

John DeBenedetti is a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018 at which point he ceased to be a related party. Mr. J. DeBenedetti, indirectly through TJ Investments, LLC, owned an 8.33% ownership interest in Old World Provisions, which supplies products to the Company since the Del Monte acquisition. The Company purchased approximately $474 of products during the sixteen weeks ended April 20, 2018, and $208 and $636 of products during the thirteen weeks ended September 29, 2017 and thirty-nine weeks ended September 29, 2017, respectively. Mr. J. DeBenedetti was not involved in the day-to-day management of Old World Provisions.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $113 and $99 in total compensation for the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $643 and $494 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively. John Pappas did not receive any compensation during the thirty-nine ended September 28, 2018 or September 29, 2017 for his service on the Company’s Board of Directors.

John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $49 and $48 in total compensation for the thirteen weeks ended September 28, 2018 and September 29, 2017, respectively, and $134 and $140 during the thirty-nine weeks ended September 28, 2018 and September 29, 2017, respectively.

Note 12         Supplemental Disclosures of Cash Flow Information

	Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$3,905	$500
Cash paid for interest	$13,928	$14,664
Non cash financing activities:
Sinking funds used to retire debt	$—	$2,939
Conversion of subordinated notes and accrued interest into common stock	$37,015	$—
Non-cash investing activity:
Contingent earn-out liabilities for acquisitions	$767	$4,500
Common stock issued for acquisitions	$—	$3,300

Note 13         Subsequent Events

On October 2, 2018, the Company paid $3,000 to the former owners of Fells Point related to their successful attainment of the targeted EBITDA in their earn-out agreement.

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

During the thirty-nine weeks ended September 28, 2018, we paid approximately $11.4 million to acquire several small foodservice distribution businesses.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.4 million square feet in 27 distribution facilities at September 28, 2018 and have invested significantly in acquisitions, infrastructure and management.

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

Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate items, are priced on a cost plus a dollar markup, which helps mitigate the negative impact of deflation.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6%	75.1%	74.8%	74.9%
Gross profit	25.4%	24.9%	25.2%	25.1%
Operating expenses	22.6%	21.7%	22.3%	22.4%
Operating income	2.8%	3.2%	2.9%	2.7%
Other expense	1.3%	1.7%	1.4%	1.8%
Income before income tax expense	1.5%	1.5%	1.5%	0.9%
Provision for income taxes	0.4%	0.6%	0.4%	0.4%
Net income	1.1%	0.9%	1.1%	0.5%

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

Thirteen Weeks Ended September 28, 2018 Compared to Thirteen Weeks Ended September 29, 2017

Net Sales

Our net sales for the thirteen weeks ended September 28, 2018 increased approximately 11.2%, or $36.4 million, to $361.5 million from $325.1 million for the thirteen weeks ended September 29, 2017. Organic growth contributed $13.1 million, or 4.0% to sales growth in the quarter. The remaining sales growth of $23.3 million, or 7.2% resulted from the acquisition of Fells Point Wholesale Meats Inc. (“Fells Point”) on August 25, 2017 and other acquisitions. Organic case count grew approximately 6.0%, in our specialty category and growth in unique customers and placements grew 5.7% and 4.8%, respectively, compared to the prior year quarter. Excluding the impact of the Fells Point acquisition, pounds sold in our center-of-the-plate category increased 4.3% compared to the prior year quarter. Estimated inflation was 1.8% in our specialty category and estimated deflation was 2.6% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 13.7%, or $11.1 million, to $92.0 million for the thirteen weeks ended September 28, 2018, from $80.9 million for the thirteen weeks ended September 29, 2017. Gross profit margin increased approximately 56 basis points to 25.4% from 24.9%, due in large part to the impact of deflation in certain center-of-the-plate categories. Gross margins in the Company’s specialty category decreased 32 basis points and increased 139 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 16.1%, or $11.3 million, to $81.7 million for the thirteen weeks ended September 28, 2018 from $70.4 million for the thirteen weeks ended September 29, 2017. As a percentage of net sales, operating expenses were 22.6% in the third quarter of 2018 compared to 21.7% in the third quarter of 2017. The increase in operating expenses relates primarily to the increased sales volumes and includes a $1.8 million non-cash charge recorded in the third quarter for the change in the fair value of the Fells Point earn-out liability. The increase in operating expense as a percentage of net sales is primarily driven by the earn-out adjustment and the impact of deflation and product mix on the percentage of sales ratio as compared to the third quarter of 2017.

Operating Income

Operating income for the thirteen weeks ended September 28, 2018 was $10.3 million compared to $10.5 million for the thirteen weeks ended September 29, 2017. As a percentage of net sales, operating income was 2.8% for the thirteen weeks ended September 28, 2018 compared to 3.2% for the thirteen weeks ended September 29, 2017. The decrease in operating income was driven primarily by higher operating expenses, as discussed above, offset in part by increased gross profit. The decrease in the operating income to sales ratio was primarily caused by the $1.8 million earn-out adjustment in the third quarter of 2018.

Interest Expense

Total interest expense decreased to $4.7 million for the thirteen weeks ended September 28, 2018 compared to $5.6 million for the thirteen weeks ended September 29, 2017 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the convertible subordinated notes on July 25, 2018.

Provision for Income Taxes

For the thirteen weeks ended September 28, 2018, we recorded an effective income tax rate of 25.7%. For the thirteen weeks ended September 29, 2017, our effective income tax rate was 41.7%. The reduction in effective tax rate is primarily a result of the enactment H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), on December 22, 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described above, net income was $4.2 million for the thirteen weeks ended September 28, 2018, compared to net income of $2.9 million for the thirteen weeks ended September 29, 2017.

Thirty-nine Weeks Ended September 28, 2018 Compared to Thirty-nine Weeks Ended September 29, 2017

Net Sales

Our net sales for the thirty-nine weeks ended September 28, 2018 increased approximately 11.2%, or $106.1 million, to $1,050.6 million from $944.4 million for the thirty-nine weeks ended September 29, 2017. Organic growth contributed $42.7 million or 4.5% to sales growth in the period. The remaining sales growth of $63.4 million, or 6.7% resulted from the acquisition of Fells Point on August 25, 2017 and other specialty-related acquisitions. Organic case count grew approximately 6.0%, in our specialty category. In addition, growth in unique customers and placements grew 4.8% and 4.2%, respectively, compared to the prior year period. Excluding the impact of the Fells Point acquisition, pounds sold in our center-of-the-plate category increased 1.8% compared to the prior year period. Estimated inflation was 2.6% in our specialty category and estimated deflation was 1.3% in our center-of-the-plate category compared to the prior year period.

Gross Profit

Gross profit increased approximately 11.5%, or $27.4 million, to $264.8 million for the thirty-nine weeks ended September 28, 2018, from $237.4 million for the thirty-nine weeks ended September 29, 2017. Gross profit margin increased approximately 6 basis points to 25.2% from 25.1%, due in large part to the impact of inflation in certain center-of-the-plate categories. Gross margins in the Company’s specialty category decreased 34 basis points and increased 48 basis points in the Company’s center-of-the-plate category compared to the prior year period.

Operating Expenses

Total operating expenses increased by approximately 10.5%, or $22.2 million, to $233.8 million for the thirty-nine weeks ended September 28, 2018 from $211.6 million for the thirty-nine weeks ended September 29, 2017. As a percentage of net sales, operating expenses were 22.3% in the current period compared to 22.4% in the prior year period. The 15 basis point decrease in the Company’s operating expense ratio is net of a $1.8 million non-cash charge recorded in the third quarter for the change in the fair value of the Fells Point earn-out liability.

Operating Income

Operating income for the thirty-nine weeks ended September 28, 2018 was $31.0 million compared to $25.8 million for the thirty-nine weeks ended September 29, 2017. As a percentage of net sales, operating income was 2.9% for the thirty-nine weeks ended September 28, 2018 compared to 2.7% for the thirty-nine weeks ended September 29, 2017. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above.

Interest Expense

Total interest expense decreased to $15.0 million for the thirty-nine weeks ended September 28, 2018 compared to $17.4 million for the thirty-nine weeks ended September 29, 2017 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the convertible subordinated notes on July 25, 2018.

Provision for Income Taxes

For the thirty-nine weeks ended September 28, 2018, we recorded an effective income tax rate of 27.5%. For the thirty-nine weeks ended September 29, 2017, our effective income tax rate was 41.6% The reduction in effective tax rate is a result of the enactment of the Tax Act, on December 22, 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described above, net income was $11.5 million for the thirty-nine weeks ended September 28, 2018, compared to net income of $4.9 million for the thirty-nine weeks ended September 29, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, equity financing, operating leases, and trade payables.

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305.0 million with a $50.0 million six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14.0 million from the DDTL to help pay fund the acquisition of M.T. Food Service, Inc. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25.0 million of the outstanding balance of the Term Loans. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50.0 million (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company's consolidated Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. On July 6, 2018, the Company made a $47.1 million prepayment and is no longer required to make quarterly amortization payments on the Term Loan Facility. The interest rate on this facility at September 28, 2018 was 6.3% and the final maturity of the Term Loan Facility is June 22, 2022.

The interest rates per annum applicable to Term Loan Facility, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBO rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage.

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

As of September 28, 2018, the Company was in compliance with all debt covenants under the Term Loan Facility.

Asset Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement replaces the Company’s prior asset based loan facility (the “Prior ABL”). The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150.0 million, up from $75.0 million under the Prior ABL. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25.0 million. The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s Term Loan Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders.The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below $10.0 million or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On July 6, 2018, the Company borrowed $47.1 million under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $47.1 million outstanding under the ABL Facility as of September 28, 2018 bearing an interest rate of 3.5%.

As of September 28, 2018, the Company was in compliance with all debt covenants and the Company had reserved $15.8 million of the ABL facility for the issuance of letters of credit. As of September 28, 2018, funds totaling $87.1 million were available for borrowing under the ABL facility.

Convertible Subordinated Notes

On April 6, 2015, Del Monte Capital Meat Company, LLC, a wholly-owned subsidiary of the Company, issued $36.8 million principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share to certain entities as partial consideration in the Del Monte acquisition. On July 25, 2018, the holders converted these notes and related accrued interest of $0.3 million into 1,246,272 shares of the Company’s common stock.

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

During the thirty-nine weeks ended September 28, 2018, we paid approximately $11.4 million on small strategic acquisitions.

On July 6, 2018, we borrowed $47.1 million under our ABL Facility which has a lower fixed interest rate spread than the Prior ABL. The funds were used to make an equivalent prepayment on our Term Loan Facility which, prospectively, decreases the effective interest rates charged on our outstanding debt.

On July 25, 2018, the holders of the convertible subordinated notes converted these notes and related accrued interest into 1,246,272 shares of our common stock.

On October 2, 2018, we paid $3.0 million to the former owners of Fells Point related to their successful attainment of the targeted EBITDA in their earn-out agreement.

Net cash provided by operations was $33.5 million for the thirty-nine weeks ended September 28, 2018, an increase of $10.3 million from the $23.2 million provided by operations for the thirty-nine weeks ended September 29, 2017. The primary reasons for the increase was increased cash generated through net income and working capital changes. The primary cause for the increase in net income was an increase in operating income and a reduction in interest expense as a result of our Term Loan repricing on December 13, 2017. The increase in cash provided by changes in working capital was primarily due to a decrease in cash used in inventory and accounts receivable changes of $15.4 million and $1.5 million, respectively, partially offset by an increase in cash used in accounts payable changes, prepaid expenses and other current assets changes and other liabilities changes of $13.3 million, $1.8 million and $0.6 million, respectively.

Net cash used in investing activities was $21.3 million for the thirty-nine weeks ended September 28, 2018, a decrease of $18.3 million from the net cash used in investing activities of $39.6 million for the thirty-nine weeks ended September 29, 2017. The decrease in net cash used was primarily due less cash paid for acquisitions and a decrease in capital expenditures of $0.5 million.

Net cash used in financing activities was $3.8 million for the thirty-nine weeks ended September 28, 2018, a cash decrease of $8.8 million from the $12.6 million used in financing activities for the thirty-nine weeks ended September 29, 2017. This decrease was mainly due to the repayment of the New Markets Tax Credit Loan in the second quarter of 2017. On July 6, 2018, we drew $47.1 million under the ABL Facility and made a $47.1 million prepayment on the Term Loan. As of a result of the prepayment, we are no longer required to make quarterly amortization payments on the Term Loan.

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

Off-Balance Sheet Arrangements

As of September 28, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 28, 2018, we had $286.8 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 28, 2018.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2018.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2018 to July 27, 2018	181	$30.35	—	—
July 28, 2018 to August 24, 2018	3,712	$28.65	—	—
August 25, 2018 to September 28, 2018	254	$32.20	—	—
Total	4,147	$28.94	—	—

(1)
During the thirteen weeks ended September 28, 2018, we withheld 4,147 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2018.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: November 6, 2018	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2018	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)