Form 10-K
period 2018-12-28
Chefs' Warehouse, Inc.
filed 2019-03-01
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 29, 2018): $591,189,836
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2019
Common Stock, $.01 par value per share	29,968,483 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 17, 2019 (“Proxy Statement”)	Part III

Total number of pages: 79

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•	our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;

•	a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;

•	we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results;

•	we may have difficulty managing and facilitating our future growth;

•	conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network;

•	our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products;

•	our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;

•	group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 55,000 stock-keeping units (“SKUs”) from more than 2,200 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, as a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”) in December 2013, we market certain of our center-of-the-plate products directly to consumers through a mail and e-commerce platform.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. From December 26, 2014 to December 28, 2018, our net revenues increased from approximately $833 million to approximately $1.4 billion. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 26, 2014, we have completed eight acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these eight acquisitions resulted in aggregate up-front cash consideration of more than $188.3 million, which we funded with borrowings under our then existing senior secured credit facilities and the proceeds of our common stock offering completed in December 2017.

Excluding our direct-to-consumer business, we currently serve more than 34,000 customer locations in our sixteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, and Texas. By leveraging an experienced and sophisticated sales force of approximately 530 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 28 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our over 30-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, and Texas, create and set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu items. We carry more than 55,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 180 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 2,200 different suppliers. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 34,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than ten years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 530 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 96% in 2018, which we believe is among the highest rates in the foodservice distribution industry. With 28 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 55,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our non-direct-to-consumer customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through the acquisition of wholesale specialty distributors and high quality center-of-the-plate protein suppliers, manufacturers and distributors.

Expand our Customer Base Within our Existing Markets. As of December 28, 2018, we served more than 34,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed fifteen acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 34,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, and Texas. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 1.9% of total net sales for our 2018 fiscal year.

Additionally, as a result of our acquisition of Allen Brothers in December 2013, we now also market certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

Set forth below is a breakdown of the primary geographic markets we serve and the year we entered each market:

Market Name	Geographies Served	Year Entered
New York	Boston to Atlantic City	1985
Washington, D.C.	Philadelphia to Richmond	1999
Los Angeles	Santa Barbara to San Diego	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Miami	2010
Portland	Bend, OR to Seattle, WA	2011
Columbus	Midwest	2012
Cincinnati	Dayton, OH to Lexington, KY	2013
Chicago	Chicago	2013
Vancouver	Vancouver and Western Canada	2013
Edmonton	Edmonton and Calgary	2013
Toronto	Toronto	2013
Seattle	Seattle	2013
Sacramento	Sacramento	2015
Texas	Texas	2018

We extend credit to virtually all of our non-direct-to-consumer customers on varying terms. Most of our customers have payment terms from 14-60 days. We complete a formal credit assessment of all significant new non-direct-to-consumer customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 55,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu items.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 530 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we currently maintain a ratio of approximately one sales professional for every 64 of our customers, excluding our direct-to-consumer customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 2,200 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 28 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 96% as of fiscal year ended December 28, 2018, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

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

We employ advanced routing and logistics planning software, which maximizes the number of daily deliveries that each of our trucks can make, while also enabling us to typically make deliveries within each customer’s preferred two to three hour time window. For our direct-to-consumer business, we ship through nationally recognized couriers. We also use GPS and vehicle monitoring technology to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers, by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. Over recent years, we have made significant investments in distribution, sales, information and warehouse management systems and are in the process of implementing a fully-integrated ERP system. Our systems improvements include the implementation of route optimization software,  a warehouse management system at all specialty warehouses that integrates with pick-to-voice and directed put-away systems. We are driving increasing sales volume through our ecommerce platform and a new mobile ordering tool which we believe will enable a much more seamless online customer experience. We also leverage a reporting and analytics platform that provides our sales team and management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology to provide the fuel to drive profitable growth.

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

Employees

As of December 28, 2018, we had 2,316 full-time employees, 188 of whom (approximately 8%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2019 and 2020. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Available Information

Our principal executive office is located at 100 East Ridge Road, Ridgefield, Connecticut 06877, and our telephone number is (203) 894-1345. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investors section of our website (http://www.chefswarehouse.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Material contained on our website is not incorporated by reference into this report.

We have also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics is publicly available on the Investor Relations section of our website (http://www.chefswarehouse.com) and is available free of charge by writing to The Chefs’ Warehouse, Inc., 100 East Ridge Road, Ridgefield, Connecticut 06877, Attn: Investor Relations. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to make any legally required disclosures regarding such amendments or waivers on the Investors section of our website (http://www.chefswarehouse.com).

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC located at http://www.sec.gov.

Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	59
Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been our chairman since March 1, 2011. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Prior to founding our company, Mr. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing and strategy development. Mr. Pappas's qualifications to serve on our board of directors include his extensive knowledge of our company and the specialty food products distribution business and his years of leadership at the Company.

John Pappas Vice Chairman and Director	55
John Pappas is a founder of our company and currently serves as our vice chairman, a position he has held since March 1, 2011. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. He has 25 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. Pappas is also active in the development of our corporate strategy. Mr. Pappas's qualifications to serve on our board of directors include his extensive knowledge of our company and the specialty food products distribution industry and his years of leadership at the Company.

James Leddy Chief Financial Officer	55
James“Jim” Leddy is our chief financial officer and assistant secretary, positions he has held since his appointment as of November 11, 2017. Prior to his appointment, Mr. Leddy served as our executive vice president of finance since joining the Company in September 2017. Mr. Leddy  previously served as interim Chief Financial Officer at JetBlue Airways from November 2016 to February 2017 and served as Senior Vice President and Treasurer from 2012 to November 2016. Prior to joining JetBlue, Mr. Leddy served as Senior Vice President, Treasury and Cash Management at NBCUniversal from 2008 until 2012, and as a Senior Technical Advisor at General Electric from 2003 until 2008. Previously, Mr. Leddy held corporate risk and treasury management positions at First Union National Bank and Dai-ichi Kangyo Bank. Mr. Leddy holds an M.B.A. in Finance and Management of Technology from the University of Connecticut and a B.A. in Economics from Fordham University.

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	38
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

Timothy McCauley Chief Accounting Officer	54
Timothy McCauley has served as our chief accounting officer, since his appointment on February 16, 2018 and previously served as our controller since joining the Company in May 2015. Mr. McCauley has over 30 years of experience in accounting and finance roles across a variety of industries. Mr. McCauley’s prior work experience includes serving as Vice President – Finance at MacDermid Inc., Corporate Controller at Northern Tier Energy LP, Director of Financial Reporting and Investor Relations at Presstek, Inc. and Finance Director at Eastman Kodak Company. Prior to joining Eastman Kodak Company, Mr. McCauley worked with PricewaterhouseCoopers for eleven years in their assurance and business advisory practice. Mr. McCauley holds a Bachelor of Science degree in Business - Accounting from the University of Connecticut and is a registered certified public accountant in the state of Connecticut.

Patricia Lecouras Chief Human Resources Officer	63
Patricia Lecouras is our Chief Human Resources Officer. Ms. Lecouras was promoted to Chief Human Resources Officer on March 8, 2013. Ms. Lecouras joined our company from GE Capital Commercial Finance where she was vice president, human resources from 2001 to 2007. Prior to her time with GE Capital Commercial Finance, Ms. Lecouras was with Nine West Shoes (f/k/a Fischer Camuto Corporation) and Xerox. Ms. Lecouras's professional experience is multi-disciplinary and includes prior experience working in finance and tax-related functions. She also has earned a six sigma master black belt certification. Ms. Lecouras holds a Bachelor of Arts degree in Psychology and Social Work from Skidmore College.

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

We may not achieve benefits expected from our acquisitions which could adversely impact our business and operating results.

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

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. We have an integration team which is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. We believe that having a team dedicated to integration helps make sure the people, processes and products we add through acquisitions are consistent with our historical business and allows our management team to focus its attention on our day-to-day operations. If the integration team does not improve our integration process, the integration of acquisitions could divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

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

Our increased distribution of center-of-the-plate products, like meat, poultry and seafood involves increased exposure to price volatility experienced by those products.

With our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”), Allen Brothers, Del Monte Capitol Meat Co. and related entities (“Del Monte”) and Fells Point Wholesale Meats, Inc. (“Fells Point”), a larger percentage of our revenues is expected to come from center-of-the-plate products. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of restrictions on the exporting of U.S. beef products or lower demand internationally for U.S. beef products, may result in our lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

Additionally, our center-of-the-plate category is subject to risks relating to animal health and diseases. An outbreak of diseases affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy, commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of livestock. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on our business, financial condition or results of operations.

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

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate protein items, are priced on a cost plus a dollar markup, which helps mitigate the negative impact of deflation. If our product mix changes, we may face increased risks of compression of our margins, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more negatively impacted by the overall economic crisis, including experiencing higher unemployment rates and weaker housing market conditions, than other areas of the United States and Canada. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 26.5% of our net sales in our 2018 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte, we now have significant operations in the San Francisco Bay area and Los Angeles, California and following our acquisition of M.T. Food Service, Inc. (“MT Food”), we now have significant operations in Chicago, Illinois. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay, Los Angeles, California, or Chicago, Illinois areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases, these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure our investors that our current or potential competitors will not provide specialty food products and ingredients, center-of-the-plate protein items or services that are comparable or superior to those provided by us at prices that are lower than the prices we charge or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure our investors that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 28, 2018, we had approximately $284.1 million of total indebtedness. We had approximately $239.7 million of outstanding indebtedness under the Term Loan Facility and $44.2 million outstanding under the ABL Facility, each as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, at December 28, 2018, we had $0.2 million outstanding under capital leases and other financing agreements.

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

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our ABL Facility is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our Credit Facilities, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing the Credit Facilities require us to maintain fixed charge coverage ratios and leverage ratios, which become more restrictive over time. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the Credit Facilities. In the event of events of default, the lenders under the Credit Facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

In an attempt to reduce our operating expenses, increase our operational efficiencies, boost our operating margins and more closely track the movement of our inventory in our center-of-the-plate category, we have aggressively invested in the development and implementation of new information technology. We may not be able to implement these technological changes in the time frame we have planned, and any delays in implementation could negatively impact our business, financial condition or results of operations. In addition, the costs to make these changes may exceed our estimates and will likely exceed any benefits that we realize during the early stages of implementation. Even if we are able to implement the changes as planned, and within our cost estimates, we may not be able achieve the expected efficiencies, cost savings and operational enhancements from these investments which could have an adverse effect on our business, financial condition or results of operations.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $175 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $500 thousand for workers compensation and $250 thousand for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation could slow our growth or harm our business.

We are subject to a wide range of labor costs. Because our labor costs (particularly those in our center-of-the-plate category) are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases.

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the plate facilities, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation, which we believe increased as a result of our expansion in California resulting from the Del Monte acquisition and our large workforce in

New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 28, 2018, we had 2,316 full-time employees, 188 of whom (approximately 8%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2019 and 2020. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

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

As of February 27, 2019, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 16.0% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 14.8% of our outstanding shares of common stock as of February 27, 2019. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our board of directors is authorized to issue up to five million shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The following table sets forth the location, purpose and approximate size of our distribution and corporate facilities as of February 27, 2019:

Name/Location	Owned/Leased	Purpose	Approximate Size (Sq. Feet)
Bronx, NY	Leased	Distribution Center	231,100
Chicago, IL	Leased	Distribution Center	127,300
Carrollton, TX	Leased	Distribution Center	125,000
Union City, CA	Leased	Distribution Center	117,400
City of Industry, CA	Leased	Distribution Center	82,700
Las Vegas, NV	Leased	Distribution Center	74,000
Columbus, OH	Leased	Processing/Distribution	60,900
Cincinnati, OH	Owned	Distribution Center	59,500
Hanover, MD	Leased	Distribution Center	55,600
Portland, OR	Leased	Distribution Center	55,500
Mississauga, ON	Leased	Distribution Center	51,300
Brisbane, CA	Leased	Processing/Distribution	50,000
Baltimore, MD	Leased	Processing/Distribution	49,000
Houston, TX	Leased	Distribution Center	40,500
Downey, CA	Subleased (1)	Distribution Center	40,300
Hayward, CA	Subleased (1)	Distribution Center	40,000
Swedesboro, NJ	Leased	Distribution Center	38,400
West Sacramento, CA	Leased	Processing/Distribution	37,900
Ridgefield, CT	Leased	Headquarters	29,200
Pembroke Park, FL	Leased	Distribution Center	27,000
Richmond, BC	Leased	Distribution Center	24,900
American Canyon, CA	Leased	Processing/Distribution	24,000
San Francisco, CA	Leased	Processing/Distribution	23,700
Marina, CA	Leased	Processing/Distribution	21,000
San Antonio, TX	Leased	Distribution Center	19,000
Tempe, AZ	Leased	Distribution Center	14,500
Dallas, TX	Leased	Distribution Center	14,000
West Sacramento, CA	Leased	Maintenance Building	12,000
Edmonton, AB	Leased	Distribution Center	11,500
Hanover, MD	Leased	Warehouse	10,700
Kent, WA	Leased	Distribution Center	10,500
Chicago, IL	Owned	Processing Facility	10,000
Chicago, IL	Leased	Processing/Distribution	6,900
Pembroke Park, FL	Leased	Warehouse	6,700
Calgary, AB	Leased	Distribution Center	5,000
Total Square Feet			1,607,000

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of February 27, 2019, there were 82 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 27, 2013 through December 28, 2018 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 27, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 27, 2013

	December 27, 2013	December 26, 2014	December 25, 2015	December 30, 2016	December 29, 2017	December 28, 2018
The Chefs’ Warehouse, Inc.	$100.00	$75.60	$59.61	$55.42	$70.35	$107.52
NASDAQ Composite Index	$100.00	$115.64	$121.46	$130.69	$166.08	$158.41
S&P Smallcap Food Distributor Index	$100.00	$99.24	$67.70	$106.42	$73.29	$46.54

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 29, 2018 to October 26, 2018	—	$—	—	—
October 27, 2018 to November 23, 2018	1,014	36.36	—	—
November 24, 2018 to December 28, 2018	987	36.76	—	—
Total	2,001	$36.56	—	—

(1)
During the thirteen weeks ended December 28, 2018, we withheld 2,001 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 28, 2018 have been derived from our audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	For the Fiscal Years Ended
Statement of Operations Data:	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015	December 26, 2014
Net sales	$1,444,609	$1,301,520	$1,192,866	$1,046,878	$832,709
Cost of sales	1,077,562	972,142	891,649	778,167	627,551

Gross profit	367,047	329,378	301,217	268,711	205,158
Operating expenses (1)	318,289	288,251	253,978	228,311	172,148

Operating income	48,758	41,127	47,239	40,400	33,010
Interest expense, net (2)	20,745	22,709	41,632	12,984	8,167
Loss (gain) on asset disposal	169	10	(69)	(295)	(5)

Income before income taxes	27,844	18,408	5,676	27,711	24,848
Provision for income taxes (3)	7,442	4,042	2,653	11,502	10,633
Net income	$20,402	$14,366	$3,023	$16,209	$14,215

Basic net income per share	$0.71	$0.55	$0.12	$0.63	$0.58
Diluted net income per share	$0.70	$0.54	$0.12	$0.63	$0.57
Weighted average common shares outstanding:
Basic	28,703	26,118	25,919	25,532	24,638
Diluted	29,679	27,425	26,030	26,509	24,845

Balance Sheet Data (at end of period)
Cash and cash equivalents	$42,410	$41,504	$32,862	$2,454	$3,328
Working capital	$203,193	$188,567	$157,117	$125,371	$111,947
Total assets	$732,398	$687,749	$633,538	$579,803	$374,266
Long-term debt, net of current portion	$278,169	$313,995	$317,725	$267,349	$135,800
Total liabilities	$423,722	$439,148	$439,778	$391,839	$227,472
Total stockholders’ equity	$308,676	$248,601	$193,760	$187,964	$146,794

(1)	Fiscal year 2016 includes income of $8,347 related to the revaluation of the Del Monte earn-out liabilities.

(2)	Fiscal year 2016 includes the impact of our debt restructuring resulting in a loss on extinguishment of debt of $22,310.

(3)
Fiscal year 2017 includes a tax benefit of $3,573 related to the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Acquisitions Affecting Comparability of Operating Results

The Company has made several acquisitions throughout the five-year period ended December 28, 2018. For acquisitions affecting the comparability of most recent three fiscal years, refer to the “Significant Acquisitions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods are described below.

On April 6, 2015, we acquired substantially all the equity interests of Del Monte for an aggregate purchase price of approximately $184.1 million. Founded in 1926, Del Monte supplied high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•
$123.9 million in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25.0 million of additional senior secured notes that bear interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•
$36.8 million in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity, bearing interest at 2.50% with a conversion price of $29.70 per share; and

•	$1.3 million offset received as an adjustment to the purchase price.

In addition, we have agreed to pay additional contingent consideration in the form of an earn-out of up to $24.5 million upon the successful achievement of Adjusted EBITDA targets for the Del Monte entities and improvements in certain operating metrics for our existing center-of-the-plate category and the business of any protein companies subsequently acquired by the Company over the six years following the closing. The fair value of the Del Monte contingent earn-out liability was zero as of December 28, 2018.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 55,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, we also sell certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food products and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions of wholesale specialty distributors and high quality center-of-the-plate protein suppliers, manufacturers and distributors; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of new distribution centers in Chicago, San Francisco, Toronto and, in 2019, Dallas; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $1.19 billion in fiscal 2016 to $1.44 billion in fiscal 2018.

Significant Acquisitions

On August 25, 2017, we entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty protein manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction was approximately $34.1 million, including $29.7 million paid in cash at closing, $3.3 million consisting of 185,442 shares of our common stock and $1.1 million paid upon settlement of a net working capital true-up. We are also required to pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12.0 million. The payment of the earn-out liability is subject to the successful achievement of annual Adjusted EBITDA targets for the Fells Point business over a period of four years following closing. On October 2, 2018, the Company paid $3.0 million to the former owners of Fells Point related to their successful attainment of the targeted EBITDA in the first year of their earn-out agreement.

On June 27, 2016, we acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid-1990’s, MT Food is a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21.5 million, of which, $21.0 million was paid in cash at closing with an additional $0.5 million payable eighteen months after the closing date. The aggregate purchase was paid through cash-on-hand and the proceeds from a draw down on its delayed draw term loan facility. During the second quarter of fiscal 2017, we paid an earn-out of $0.5 million to the former owners.

Debt Transactions

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

On April 26, 2017, our New Markets Tax Credit Loan (“NMTC Loan”) matured and was repaid in full, including all accrued interest, for $11.0 million, of which, $8.1 million was paid in cash and $2.9 million was paid from the associated sinking fund.

On December 13, 2017, we repriced our senior secured term loan from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, we incurred debt financing costs of $0.8 million which were capitalized as deferred financing fees.

On June 29, 2018, we entered into a credit agreement with a group of lenders to increase our asset based loan facility to $150.0 million, up from $75.0 million. We incurred transaction costs of $0.9 million which were capitalized as deferred financing fees. On July 6, 2018, we drew $47.1 million on the asset based loan facility and made an equivalent prepayment on our senior secured term loan.

On November 16, 2018, we repriced our senior secured term loan from 400 basis points to 350 basis points over LIBOR. In connection with the repricing, we paid debt financing costs of $0.6 million which were capitalized as deferred financing charges and we wrote off unamortized deferred financing fees of $1.1 million.

Conversion of Subordinated Notes

On April 6, 2015, the Del Monte Capitol Meat Company, LLC, a wholly owned subsidiary of the Company, issued $36.8 million principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. On July 25, 2018, the holders converted these notes and related accrued interest of $0.3 million into 1,246,272 shares of the Company’s common stock.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.6 million square feet in 28 distribution facilities at December 28, 2018. From fiscal 2016 through the end of fiscal 2018, we have invested significantly in acquisitions, infrastructure and management.

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

Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate protein items, are priced on a “cost plus” markup, which helps mitigate the negative impact of deflation.

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

•
Cost of sales. Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities. Our cost of sales may not be comparable to other similar companies within our industry.

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

•	Interest expense. Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Fiscal Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.6%	74.7%	74.7%
Gross profit	25.4%	25.3%	25.3%
Operating expenses	22.0%	22.1%	21.3%
Operating income	3.4%	3.2%	4.0%
Interest and other expense	1.4%	1.7%	3.5%
Income before income taxes	1.9%	1.4%	0.5%
Provision for income taxes	0.5%	0.3%	0.2%
Net income	1.4%	1.1%	0.3%

Fiscal Year Ended December 28, 2018 compared to Fiscal Year Ended December 29, 2017

Net Sales

Net sales for the fifty-two weeks ended December 28, 2018 increased approximately 11.0% to $1.44 billion from $1.30 billion for the fifty-two weeks ended December 29, 2017. Organic growth contributed $62.2 million, or 4.8% to sales growth in the year. The remaining sales growth of $80.9 million, or 6.2% resulted from acquisitions. Organic case count grew approximately 6.2% in our specialty category. In addition, growth in specialty unique customers and placements grew 5.1% and 4.2%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category increased 2.6% compared to the prior year. Estimated inflation was 1.9% in our specialty category and estimated deflation was 0.7% in our center-of-the-plate category compared to the prior year period.

Gross Profit

Gross profit increased approximately 11.4% to $367.0 million for the fifty-two weeks ended December 28, 2018 from $329.4 million for the fifty-two weeks ended December 29, 2017 primarily due to the increased sales volumes discussed above. Gross profit margin increased approximately 10 basis points to 25.4% in fiscal 2018 from 25.3% in fiscal 2017. This increase in gross profit margin related to the approximately 71 basis points increase in the Company’s center-of-the plate category margin, partially offset by an approximate 50 basis points decrease in the Company’s specialty category margin compared to margins in the fifty-two weeks ended December 29, 2017.

Operating Expenses

Total operating expenses increased by approximately 10.4% to $318.3 million for the fifty-two weeks ended December 28, 2018 from $288.3 million for the fifty-two weeks ended December 29, 2017. As a percentage of net sales, operating expenses decreased 11 basis points to 22.0% for fiscal 2018 from 22.1% for fiscal 2017. The increase in operating expenses relates primarily to the increased sales volumes and includes a $1.4 million non-cash charge for the change in the fair value of the Company’s earn-out liabilities. The decrease in our operating expense as a percentage of sales is attributable to our continuing operating expense leverage, partially offset by the impact of changes in the fair value of the Company’s earn-out liabilities which were $1.4 million in fiscal 2018 versus a credit of $0.6 million in fiscal 2017.

Operating Income

Operating income increased approximately 18.6% to $48.8 million for the fifty-two weeks ended December 28, 2018 compared to $41.1 million for the fifty-two weeks ended December 29, 2017. The increase in operating income was driven primarily by higher higher gross profit, as discussed above, offset in part by increased operating expenses. As a percentage of net sales, operating income was 3.4% in fiscal 2018 compared to 3.2% in fiscal 2017. The increase in operating income as a percentage of sales was driven primarily by the 10 basis point increase gross profit margin and the 11 basis point decrease in operating expenses discussed above.

Interest and Other Expense

Interest and other expense decreased $1.8 million to $20.9 million for the fiscal year ended December 28, 2018, from $22.7 million for the fiscal year ended December 29, 2017. This decrease was primarily due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the convertible subordinated notes on July 25, 2018, partially offset by a $1.1 million write off of deferred financing fees in fiscal 2018.

Provision for Income Taxes

Our effective income tax rate was 26.7% and 22.0% for the fiscal years ended December 28, 2018 and December 29, 2017, respectively. The lower effective tax rate in fiscal 2017 is due primarily to the impacts of the Tax Act which created a one-time income tax benefit of $3.6 million from the remeasurement of the Company’s deferred tax assets and liabilities in the fourth quarter of fiscal 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Net Income

Reflecting the factors described in more detail above, net income increased $6.0 million to $20.4 million for the fiscal year ended December 28, 2018, compared to $14.4 million for the fiscal year ended December 29, 2017.

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

Gross Profit

Gross profit increased approximately 9.3% to $329.4 million for the fifty-two weeks ended December 29, 2017 from $301.2 million for the fifty-three weeks ended December 30, 2016 primarily due to the increased sales volumes discussed above. Gross profit margin increased approximately 6 basis points to 25.3% in fiscal 2017 from 25.3% in fiscal 2016. This increase in gross profit margin related to the approximately 22 basis points increase in the Company’s specialty category margin, partially offset by an approximate 41 basis points decrease in the center-of-the plate category margin compared to margins in the fifty-three weeks ended December 30, 2016.

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

Operating Income

Operating income decreased approximately 12.9% to $41.1 million for the fifty-two weeks ended December 29, 2017

38 compared to $47.2 million for the fifty-three weeks ended December 30, 2016. As a percentage of net sales, operating income was 3.2% in fiscal 2017 compared to 4.0% in fiscal 2016. The decrease in operating income as a percentage of sales was driven primarily by the increase in operating expenses discussed above.

Interest and Other Expense

Interest and other expense decreased $18.8 million to $22.7 million for the fiscal year ended December 29, 2017, from $41.6 million for the fiscal year ended December 30, 2016. This decrease was primarily due to the prior year $22.3 million debt extinguishment loss associated with the Company’s debt refinancing in June 2016. This decrease is partially offset by increased interest expense due to higher levels of debt associated with that refinancing.

Provision for Income Taxes

Our effective income tax rate was 22.0% and 46.7% for the fiscal years ended December 29, 2017 and December 30, 2016, respectively. The decrease in effective tax rate in fiscal 2017 is due primarily to the impacts of the Tax Act which created an income tax benefit of $3.6 million from the remeasurement of the Company’s deferred tax assets and liabilities. The Company’s effective income tax rate for fiscal 2017 exclusive of the impact of the Tax Act would have been 41.4%.

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

Senior Secured Term Loan Credit Facility

On June 22, 2016, Chefs’ Warehouse Parent, LLC (“CW Parent”) and Dairyland USA Corporation (“Dairyland”), as co-borrowers, and The Chefs’ Warehouse, Inc. (the “Company”) and certain other subsidiaries of the Company, as guarantors, entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305.0 million with a $50.0 million six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14.0 million from the DDTL to help pay fund the acquisition of M.T. Food Service, Inc. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25.0 million of the outstanding balance of the Term Loans. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50.0 million (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s consolidated Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds will be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $0.8 million which were capitalized as deferred financing charges. On July 6, 2018, the Company made a $47.1 million prepayment and is no longer required to make quarterly amortization payments on the Term Loan Facility. On November 16, 2018, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate from 400 basis points to 350 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $0.6 million which were capitalized as deferred financing charges. The Company wrote off unamortized deferred financing fees of $1.1 million as a result of this repricing.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the

Company, in each case plus an applicable margin percentage. The interest rate on this facility at December 28, 2018 was 5.8% and the final maturity of the Term Loan Facility is June 22, 2022.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of December 28, 2018, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below the greater of $10.0 million or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On July 6, 2018, the Company borrowed $47.1 million under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $44.2 million outstanding under the ABL Facility as of December 28, 2018, bearing an interest rate of 3.7%.

As of December 28, 2018, the Company was in compliance with all debt covenants and the Company had reserved $15.8 million of the ABL Facility for the issuance of letters of credit. As of December 28, 2018, funds totaling $90.0 million were available for borrowing under the ABL Facility.

Convertible Subordinated Notes

On April 6, 2015, Del Monte Capitol Meat Company, LLC, a wholly-owned subsidiary of the Company issued $36.8 million principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share to certain of the Del Monte entities as partial consideration in the Del Monte acquisition. On July 25, 2018, the holders converted these notes and related accrued interest of $0.3 million into 1,246,272 shares of the Company’s common stock.

Liquidity

Our capital expenditures, excluding cash paid for acquisitions, were approximately $19.8 million for fiscal 2018. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2019 will be approximately $24.0 million to $26.0 million. The increase in projected capital expenditures in fiscal 2019 as compared to fiscal 2018 is the result of planned expansions of several of our distribution facilities and renovations to our corporate headquarters. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Cash Flows

Net cash provided by operations was $45.1 million for fiscal 2018, a increase of $13.6 million from the $31.5 million provided by operations for fiscal 2017. The primary reasons for the increase in net cash provided by operations were increased cash generated through net income from operations, partially offset by increased cash used in working capital changes. During fiscal 2018, cash generated through net income increased by $15.5 million. The primary cause for the increase was an increase in operating income and a decrease in interest expense. The decrease in cash provided by changes in working capital was primarily due to decreases in cash provided by accounts receivable and prepaid expenses and other current assets of $5.9 million and $4.6 million, respectively, partially offset by increases in cash provided by inventory and accounts payable of $5.5 million and $3.3 million, respectively.

Net cash provided by operations was $31.5 million for fiscal 2017, a decrease of $7.4 million from the $38.9 million provided by operations for fiscal 2016. The primary reasons for the decrease in net cash provided by operations were decreased cash generated through net income from operations and increased cash used in working capital changes. During fiscal 2017 net income increased by $11.3 million. Exclusive of the impact of the fiscal year 2016 loss on extinguishment of debt of $22.3 million and $10.0 million fair-value adjustment to the Company’s Allen Brothers and Del Monte earn-out liabilities, partially offset by their aggregate tax impact of $5.1 million, and the fiscal 2017 one-time income tax benefit of $3.6 million due to the Tax Act, net income from operations increased by $0.6 million. The decrease in cash provided by changes in working capital was primarily due to increases in cash used for inventory changes of $18.8 million and accounts receivable changes of $11.1 million, offset by an increase in cash provided by prepaid expenses and other current assets changes of $11.9 million (exclusive of the tax impact of the loss on debt extinguishment, a financing activity ) and an increase in cash provided by accounts payable changes of $11.3 million.

Net cash used in investing activities was $33.7 million for fiscal 2018, a decrease of $8.7 million from the net cash used in investing activities of $42.4 million for fiscal 2017. The decrease in net cash used was primarily due to less cash paid for acquisitions, partially offset by higher capital expenditures related to the implementation of the Company’s Enterprise Resource Planning system and buildout of distribution centers in Portland, OR, Dallas, TX and Toronto, Canada.

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

Net cash used in financing activities was $10.4 million in fiscal 2018, a decrease of $29.9 million from the $19.4 million provided by financing activities in fiscal 2017. This decrease was mainly due to net proceeds of $34.0 million from our equity offering in December 2017, partially offset by lower debt principal payments due to the repayment of the NMTC Loan in the second quarter of 2017.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 28, 2018:

	Payments Due by Period (1)
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Inventory purchase commitments	$40,957	$40,957	$—	$—	$—
Indebtedness	$283,930	$—	$—	$283,930	$—
Capital lease and other financing obligations	$243	$82	$116	$45	$—
Pension exit liabilities	$2,308	$139	$308	$351	$1,510
Long-term operating leases	$147,675	$24,666	$42,965	$32,714	$47,330

Total	$475,113	$65,844	$43,389	$317,040	$48,840

(1)
Interest on our various outstanding debt instruments is included in the above table, except for our Term Loan Facility and ABL Facility, which have variable interest rates. At December 28, 2018, we had borrowings of $239.7 million under our Term Loan Facility and $44.2 million under our ABL Facility. During the fiscal year ended December 28, 2018, the weighted average interest rate on our Term Loan Facility was 5.9% and we incurred interest expense of $15.9 million. During the fiscal year ended December 28, 2018, the weighted average interest rate on our ABL Facility was 3.5% and we incurred interest expense of $0.8 million. See Note 9 “Debt Obligations” to our consolidated financial statements for further information. Cash to be paid for income taxes is excluded from the table above.

We had outstanding letters of credit of approximately $15.8 million and $10.2 million at December 28, 2018 and December 29, 2017, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of December 28, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, and (vi) accounting for income taxes and (vii) contingent earn-out liabilities. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Our accounts receivable balance was $161.8 million and $142.2 million, net of the allowance for doubtful accounts of $7.5 million and $8.0 million, as of December 28, 2018 and December 29, 2017, respectively.

Inventory Valuation

We adjust our inventory balances for excess and obsolete inventories. These adjustments are primarily based upon inventory age, specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences or change in overall economic conditions could result in a significant change to these adjustments that could require a corresponding charge to earnings. We actively manage our inventory levels as we seek to minimize the risk of loss and have consistently achieved a relatively high level of inventory turnover.

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year. In the fourth quarter of 2018, we reevaluated our operating segments to align with how our chief operating decision maker evaluates performance and allocates resources. This analysis resulted in a change from two reporting units, Protein and Specialty, to three reporting units, East Coast, Midwest and West Coast.

When analyzing whether to aggregate the business components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate and concluded that the business components can be combined into three reporting units, East Coast, Midwest and West Coast.

We test for goodwill impairment at the reporting unit level based on a discounted cash flow approach. The quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of the reporting units. A goodwill impairment loss, if any, would be recognized for the amount by which the reporting unit’s carrying value exceeded its fair value.

We performed a qualitative impairment test on the Protein and Specialty reporting units immediately preceding the change in reporting units and concluded there was no impairment. As of December 28, 2018, our annual assessment indicated that no impairment of goodwill existed, as the fair value of each reporting unit exceeded its carrying value. Total goodwill as of December 28, 2018 and December 29, 2017 was $184.3 million and $173.2 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2018 or 2017 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 28, 2018 and December 29, 2017 were $130.0 million and $140.3 million, respectively.

The assessment of the recoverability of goodwill and intangible assets will be impacted if estimated future cash flows are not achieved.

Vendor Rebates and Other Promotional Incentives

We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in Accounting Standards Codification Subtopic 705-20 “Costs of Sales and Services—Accounting for Consideration Received from a Vendor” and generally record consideration received under these incentives as a reduction of cost of sales; however, in certain circumstances, we record marketing-related consideration as a reduction of marketing costs incurred. We may receive consideration in the form of cash and/or invoice deductions.

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

Self-Insurance Reserves

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $175 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $500 thousand for workers’ compensation and $250 thousand for automobile liability per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On June 22, 2016, the Borrowers and the Guarantors entered into the Term Loan Agreement with the lenders from time to time party thereto, Jefferies, as Administrative Agent, and the other parties thereto. Also on June 29, 2018, the Borrowers and Guarantors entered into the ABL Credit Agreement. Each of the Term Loan Agreement and the ABL Credit Agreement, is described in more detail above under the caption “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our primary market risks are related to fluctuations in interest rates related to borrowings under our current credit facilities.

As of December 28, 2018, we had an aggregate $283.9 million of indebtedness outstanding under the ABL Credit Facility and Term Loan Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse Inc. (the “Company”) and subsidiaries as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 28, 2018 and December 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, on December 30, 2017 the entity adopted new accounting guidance related to revenue from contracts with customers. Our opinion is not modified with respect to this matter.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2006.

New York, NY
March 1, 2019

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$42,410	$41,504
Accounts receivable, net of allowance of $7,460 in 2018 and $8,026 in 2017	161,758	142,170
Inventories, net	112,614	102,083
Prepaid expenses and other current assets	11,953	11,083
Total current assets	328,735	296,840

Equipment and leasehold improvements, net	72,807	68,378
Software costs, net	12,469	6,034
Goodwill	184,280	173,202
Intangible assets, net	130,033	140,320
Other assets	4,074	2,975
Total assets	$732,398	$687,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,799	$70,019
Accrued liabilities	24,810	21,871
Accrued compensation	12,872	12,556
Current portion of long-term debt	61	3,827
Total current liabilities	125,542	108,273

Long-term debt, net of current portion	278,169	313,995
Deferred taxes, net	9,601	6,015
Other liabilities and deferred credits	10,410	10,865
Total liabilities	423,722	439,148

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 28, 2018 and December 29, 2017	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 29,968,483 and 28,442,208 shares issued and outstanding at December 28, 2018 and December 29, 2017, respectively	300	284
Additional paid in capital	207,326	166,997
Accumulated other comprehensive loss	(2,221)	(1,549)
Retained earnings	103,271	82,869
Total stockholders’ equity	308,676	248,601
Total liabilities and stockholders’ equity	$732,398	$687,749

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$1,444,609	$1,301,520	$1,192,866
Cost of sales	1,077,562	972,142	891,649
Gross profit	367,047	329,378	301,217
Operating expenses	318,289	288,251	253,978
Operating income	48,758	41,127	47,239
Interest expense	20,745	22,709	41,632
Loss (gain) on asset disposal	169	10	(69)
Income before income taxes	27,844	18,408	5,676
Provision for income taxes	7,442	4,042	2,653
Net income	$20,402	$14,366	$3,023
Other comprehensive income:
Foreign currency translation adjustments	(672)	637	763
Comprehensive income	$19,730	$15,003	$3,786
Net income per share:
Basic	$0.71	$0.55	$0.12
Diluted	$0.70	$0.54	$0.12
Weighted average common shares outstanding:
Basic	28,703,265	26,118,482	25,919,480
Diluted	29,678,919	27,424,526	26,029,609

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 28, 2018, December 29, 2017, and December 30, 2016
(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 25, 2015	26,290,675	$263	$125,170	$(2,949)	$65,480	$187,964
Net income	—	—	—	—	3,023	3,023
Stock compensation	25,895	—	2,579	—	—	2,579
Cumulative translation adjustment	—	—	—	763	—	763
Shares surrendered to pay withholding taxes	(36,101)	—	(569)	—	—	(569)
Balance December 30, 2016	26,280,469	$263	$127,180	$(2,186)	$68,503	$193,760
Net income	—	—	—	—	14,366	14,366
Stock compensation	110,331	—	3,018	—	—	3,018
Shares issued for Fells Point acquisition	185,442	2	3,298	—	—	3,300
Public offering of common stock	1,900,000	19	34,001	—	—	34,020
Cumulative translation adjustment	—	—	—	637	—	637
Shares surrendered to pay withholding taxes	(34,034)	—	(500)	—	—	(500)
Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	20,402	20,402
Stock compensation	310,451	3	4,091	—	—	4,094
Conversion of subordinated notes	1,246,272	13	37,002	—	—	37,015
Cumulative translation adjustment	—	—	—	(672)	—	(672)
Shares surrendered to pay withholding taxes	(30,448)	—	(764)	—	—	(764)
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 28, 2018, December 29, 2017, and December 30, 2016
(Amounts in thousands)

	December 28, 2018	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$20,402	$14,366	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,296	8,516	7,082
Amortization of intangible assets	11,910	12,033	11,433
Provision for allowance for doubtful accounts	3,790	4,061	3,224
Deferred rent	770	285	1,568
Deferred taxes	2,554	(703)	2,991
Amortization of deferred financing fees	3,155	2,084	1,807
Loss on debt extinguishment	—	—	22,310
Stock compensation	4,094	3,018	2,579
Change in fair value of earn-outs	1,448	(579)	(10,031)
Loss (gain) on asset disposal	169	10	(69)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,466)	(13,611)	(2,503)
Inventories	(6,330)	(11,783)	7,038
Prepaid expenses and other current assets	120	4,762	(7,168)
Accounts payable and accrued liabilities	13,677	10,406	(941)
Other liabilities	(911)	(1,130)	(2,314)
Other assets	(596)	(238)	(1,115)
Net cash provided by operating activities	45,082	31,497	38,914

Cash flows from investing activities:
Capital expenditures	(19,817)	(12,311)	(16,623)
Cash paid for acquisitions, net of cash received	(13,901)	(30,095)	(19,742)
Proceeds from asset disposals	30	—	550
Net cash used in investing activities	(33,688)	(42,406)	(35,815)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	34,020	—
Proceeds from senior secured notes	—	—	315,810
Payment of debt, capital lease and other financing obligations	(49,360)	(12,830)	(158,880)
Payment for debt extinguishment	—	—	(21,219)
Borrowings under asset based loan facility	47,100	24,000	33,200
Payments under asset based loan facility	(2,916)	(24,000)	(126,582)
Payment of deferred financing fees	(1,502)	(761)	(7,782)
Cash paid for contingent earn-out obligation	(3,000)	(500)	(6,743)
Surrender of shares to pay withholding taxes	(764)	(500)	(569)
Net cash (used in ) provided by financing activities	(10,442)	19,429	27,235

Effect of foreign currency on cash and cash equivalents	(46)	122	74
Net change in cash and cash equivalents	906	8,642	30,408
Cash and cash equivalents at beginning of year	41,504	32,862	2,454
Cash and cash equivalents at end of year	$42,410	$41,504	$32,862
See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated statement of operations for the fiscal year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks. The Company operates in one reportable segment, food product distribution, which is concentrated in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Adopted in Fiscal 2018

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

Guidance Not Yet Adopted

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the FASB issued guidance which requires entities to use a forward looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The guidance is effective for fiscal years beginning after December 15, 2019. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Implementation Costs Incurred in a Cloud Computing Arrangement Service Contract: In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to obtain or develop internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance prospectively on December 29, 2018 and adoption did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income: In February 2018, the FASB issued guidance that permits an entity to reclassify the stranded tax effects in accumulated other comprehensive income resulting from the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The guidance also requires companies to disclose the accounting policy for releasing disproportionate tax effects from accumulated other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company adopted this guidance on December 29, 2018 and adoption did not have a material impact on the Company’s consolidated financial statements.

Leases: In February 2016, the FASB issued guidance to increase the transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. The Company implemented a software platform to facilitate compliance with the new standard and updated related business processes and controls. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued new guidance that provided for a new optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings. Under this approach, comparative periods are not restated. The Company adopted this guidance on December 29, 2018, using the optional transition method. Upon adoption, the Company expects to recognize operating lease liabilities of approximately $120,000 to $130,000 based on the present value of lease payments of the Company’s operating lease portfolio as of the adoption date. The discount rate used is based on the Company’s incremental borrowing rate as the Company does not have the necessary information to determine the rate implicit in each lease. The Company’s capital leases will be accounted for as finance leases upon adoption and the Company does not expect any significant changes to the accounting of such leases. Adoption is not expected to have a material impact on the Company’s consolidated statements of operations or debt covenants.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	December 28, 2018		December 29, 2017		December 30, 2016
Center-of-the-Plate	$629,038	43.5%	$580,025	44.6%	$540,550	45.3%
Dry Goods	253,176	17.5%	224,323	17.2%	202,225	17.0%
Pastry	199,990	13.8%	176,672	13.6%	162,059	13.6%
Cheeses and Charcuterie	151,640	10.5%	133,024	10.2%	129,980	10.9%
Dairy and Eggs	106,768	7.4%	90,613	7.0%	73,500	6.2%
Oils and Vinegars	76,313	5.3%	71,962	5.5%	64,574	5.4%
Kitchen Supplies	27,684	2.0%	24,901	1.9%	19,978	1.6%
Total	$1,444,609	100%	$1,301,520	100%	$1,192,866	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,496 and $1,283 as of December 28, 2018 and December 29, 2017, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $303 as of December 28, 2018. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $191 as of December 28, 2018 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

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

Operating Expenses

Operating expenses include the costs of facilities, product shipping and handling costs, warehousing costs, protein processing costs, selling and general administrative activities. Shipping and handling costs included in operating expenses were $79,143, $70,108 and $62,062 for fiscal 2018, 2017 and 2016, respectively. Protein processing costs included in operating expenses were $13,086, $13,058 and $12,273 for fiscal 2018, 2017 and 2016, respectively.

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

 Inventories

Inventories consist primarily of finished goods, food and related food products held for resale and are valued at the lower of cost or market. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. The Company adjusts inventory balances for excess and obsolete inventories to approximate their net realizable value.

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the years ended December 28, 2018, December 29, 2017 and December 30, 2016, the recorded purchase incentives totaled approximately $19,731, $17,265 and $13,670, respectively.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $12,469 at December 28, 2018 and $6,034 at December 29, 2017.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of long-lived assets in fiscal 2018, 2017 or 2016.

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset based loan facility are capitalized and included in other non-current assets in the consolidated balance sheets. The Company had $1,765 and $1,284 of such unamortized costs as of December 28, 2018 and December 29, 2017, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $5,893 and $8,027 of such unamortized costs as of December 28, 2018 and December 29, 2017, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $3,155, inclusive of a $1,081 write-off of unamortized deferred financing fees as a result of the Company’s debt repricing, more fully described in Note 9 “Debt Obligations,” for the fiscal year ended December 28, 2018, $2,084 for the fiscal year ended December 29, 2017 and $1,807 for the fiscal year ended December 30, 2016.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2018, 2017 or 2016 indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” In the fourth quarter of 2018, the Company reevaluated its operating segments to align with how the Company’s chief operating decision maker evaluates performance and allocates resources. This analysis resulted in a change from two reporting units, Protein and Specialty, to three reporting units, East Coast, Midwest and West Coast. The Company performed a qualitative impairment test on the Protein and Specialty reporting units immediately preceding the change in reporting units and concluded there was no impairment. For the fiscal years ended December 28, 2018 and December 29, 2017, the Company tested goodwill for impairment using a quantitative analysis. The quantitative analysis consists of a comparison of the carrying value of the Company’s reporting units, including goodwill, to the estimated fair value of the reporting units that was determined using a discounted cash flow methodology. A goodwill impairment loss, if any, would be recognized for the amount by which the reporting unit’s carrying value exceeded its fair value. There have been no events or changes in circumstances during fiscal 2018, 2017 or 2016 indicating that goodwill may be impaired.

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

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $1,097, $1,172 and $1,049, respectively, for fiscal 2018, 2017 and 2016.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. The Company follows certain provisions of ASC 740, “Income Taxes” which established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when it is estimable and probable that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense.

 Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Contingent Earn-out Liabilities

The Company accounts for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually remeasures the liability at each balance sheet date by recording changes in the fair value through the Consolidated Statements of Operations. The Company determines the fair value of contingent consideration based on future operating projections under various potential scenarios, including the use of Monte Carlo simulations, and weighs the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. Restricted stock awards (“RSAs”) and performance share units are valued based on the fair value of the stock on the grant date. The related compensation expense is recognized over the service period on a straight-line basis. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options with market conditions is determined based on a Monte Carlo simulation in order to simulate a range of possible future stock prices for the Company’s s stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

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

The Company maintains an insurance program for its automobile liability and workers’ compensation insurance subject to deductibles or self-insured retentions of $500 for workers’ compensation and $250 for automobile liability per occurrence. The amounts in excess of the deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net income per share:
Basic	$0.71	$0.55	$0.12
Diluted	$0.70	$0.54	$0.12
Weighted average common shares:
Basic	28,703,265	26,118,482	25,919,480
Diluted	29,678,919	27,424,526	26,029,609

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Numerator:
Net income	$20,402	$14,366	$3,023
Add effect of dilutive securities
Interest on convertible notes, net of tax	362	536	—
Adjusted net income	$20,764	$14,902	$3,023
Denominator:
Weighted average basic common shares outstanding	28,703,265	26,118,482	25,919,480
Dilutive effect of stock options and unvested common shares	270,520	68,670	110,129
Dilutive effect of convertible notes	705,134	1,237,374	—
Weighted average diluted common shares outstanding	29,678,919	27,424,526	26,029,609

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Restricted Share Awards (“RSAs”)	42	84,511	92,812
Stock options	—	201,799	209,071
Convertible subordinated notes	—	—	1,237,374

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $2,792 and $5,228 as of December 28, 2018 and December 29, 2017, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	MT Food	Fells Point	Other Acquisitions	Total
Balance December 30, 2016	$1,362	$500	$—	$—	$1,862
Acquisitions	—	—	4,445	—	4,445
Payments	—	(500)	—	—	(500)
Changes in fair value	(713)	—	134	—	(579)
Balance December 29, 2017	649	—	4,579	—	5,228
Acquisitions	—	—	—	1,414	1,414
Payments	—	—	(3,000)	—	(3,000)
Changes in fair value	(649)	—	2,070	27	1,448
Balance December 28, 2018	$—	$—	$3,649	$1,441	$5,090

Fair Value of Financial Instruments

 The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of December 28, 2018 and December 29, 2017 as these instruments had variable interest rates that reflected current market rates available to the Company.

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

	December 28, 2018		December 29, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Secured Notes	$—	$—	$36,750	$38,091

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

During the year ended December 28, 2018, the Company paid approximately $13,401 on several small strategic acquisitions. Concurrent with these acquisitions, the Company entered into four warehouse facility leases expiring in two to five years that are owned by former owners, two of whom are current employees. The Company paid rent of $671 for these facilities during the year ended December 28, 2018.

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

During the first quarter of 2018, the Company finalized a valuation of the tangible and intangible assets of Fells Point as of the acquisition date. As a result, the Company recorded a measurement period adjustment that increased goodwill by $2,300 and decreased customer relationships and trademarks by $1,500 and $800, respectively. These assets are valued at fair value using Level 3 inputs. Customer relationships and trademarks are being amortized over 15 and 20  years, respectively. Goodwill is being amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company’s center-of-the-plate category in the Northeast and Mid-Atlantic regions, as well as any intangible assets that do not qualify for separate recognition.

Concurrent with the acquisition, the Company entered into a five-year lease for a warehouse facility located in Baltimore, MD that is owned by the former owners of Fells Point, some of whom are current employees. The Company paid rent of $258 and $86 during the year ended December 28, 2018 and December 29, 2017, respectively.

On October 2, 2018, the Company paid $3,000 to the former owners of Fells Point related to their successful attainment of the targeted EBITDA in their earn-out agreement.

The table below sets forth the purchase price allocation of these acquisitions:

	Fells Point	Other Acquisitions
Current assets (includes cash acquired)	$6,971	$8,423
Customer relationships	13,600	4,060
Trademarks	7,300	—
Non-compete agreement	400	—
Goodwill	9,035	7,839
Fixed assets	2,459	1,736
Current liabilities	(1,196)	(6,635)
Earn-out liability	(4,445)	(1,414)
Other long-term liabilities	—	(608)
Total consideration	$34,124	$13,401

Note 6 – Inventories

Inventories consist primarily of finished product. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence totaling $1,921 and $1,934 at December 28, 2018 and December 29, 2017, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements as of December 28, 2018 and December 29, 2017 consisted of the following:

	Useful Lives	December 28, 2018	December 29, 2017
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	17,837	16,183
Computers, data processing and other equipment	3-7 years	11,244	9,924
Leasehold improvements	7-22 years	60,565	53,653
Furniture and fixtures	7 years	3,268	3,100
Vehicles	5-7 years	2,769	2,570
Other	7 years	95	95
Construction-in-process		15,757	15,030
		113,997	103,017
Less: accumulated depreciation		(41,190)	(34,639)
Equipment and leasehold improvements, net		$72,807	$68,378

Construction-in-process at December 28, 2018 consists primarily of the implementation of the Company’s Enterprise Resource Planning (“ERP”) system, and the buildout of the Company’s headquarters in Ridgefield, CT and distribution center in Dallas, TX. The roll-out of the ERP system and facilities build outs are expected to continue through fiscal 2019. The Company expects the cost to complete these projects to be approximately $4,500. Construction-in-process at December 29, 2017 related primarily to the implementation of the Company’s ERP system and the build out of the Company’s distribution center in San Francisco, CA. No interest expense was capitalized during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016,

The Company had $388 and $530 of equipment and vehicles financed by capital leases at December 28, 2018 and December 29, 2017, respectively. The Company recorded depreciation of $52, $64 and $71 on these assets for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

Depreciation expense, excluding capital leases, was $7,090, $6,644 and $5,679 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

Amortization expense on software was $3,154, $1,808 and $1,332 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

On September 26, 2016, the Company sold a parcel of land it owned in Las Vegas, for total cash consideration of $550. The Company recognized a pre-tax gain of $113 on the sale.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2016	$163,784
Goodwill adjustments	3,418
Business combinations	5,946
Foreign currency translation	54
Carrying amount as of December 29, 2017	173,202
Goodwill adjustments	3,283
Business combinations	7,839
Foreign currency translation	(44)
Carrying amount as of December 28, 2018	$184,280

The goodwill adjustments during the fiscal year ended December 28, 2018 and December 29, 2017 mostly relate to the acquisitions of Fells Point and M.T. Food Service, Inc., respectively.

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of December 28, 2018 and December 29, 2017 consisted of the following:

	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 28, 2018
Customer relationships	137 months	$119,488	$(36,185)	$83,303
Non-compete agreements	54 months	7,579	(7,251)	328
Trademarks	213 months	59,862	(13,460)	46,402
Total		$186,929	$(56,896)	$130,033

December 29, 2017
Customer relationships	145 months	$117,006	$(27,704)	$89,302
Non-compete agreements	43 months	7,566	(6,946)	620
Trademarks	221 months	60,734	(10,336)	50,398
Total		$185,306	$(44,986)	$140,320

Amortization expense for other intangibles was $11,910, $12,033 and $11,433 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

 As of December 28, 2018, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2019	$11,423
2020	11,150
2021	11,146
2022	10,366
2023	9,341
Thereafter	76,607
Total	$130,033

Note 9 – Debt Obligations

Debt obligations as of December 28, 2018 and December 29, 2017 consisted of the following:

	December 28, 2018	December 29, 2017
Senior secured term loan	$239,745	$288,435
Convertible subordinated notes	—	36,750
Capital lease and other financing obligations	193	664
Asset based loan facility	44,185	—
Deferred finance fees and original issue discount	(5,893)	(8,027)
Total debt obligations	278,230	317,822
Less: current installments	(61)	(3,827)
Total debt obligations excluding current installments	$278,169	$313,995

Maturities of the Company’s debt for each of the next five years and thereafter at December 28, 2018 are as follows:

2019	$61
2020	49
2021	42
2022	283,967
2023	4
Thereafter	—
Total	$284,123

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company refinanced its debt structure by entering into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC (“Jefferies”) acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 with a $50,000 six-month delayed draw term loan facility (the “DDTL”; the loans outstanding under the Term Loan Facility (including the DDTL), the “Term Loans”). On June 27, 2016, the Company drew $14,000 from the DDTL to help pay for the MT Food acquisition. On September 14, 2016, the Company entered into an amendment to the Term Loan Credit Agreement under which the remaining portion of the DDTL was terminated, the Company’s interest rate schedule was modified and the Company repaid $25,000 of the outstanding balance of the Term Loans. Borrowings under the Term Loan Facility were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis.

On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $761 which were capitalized as deferred financing charges. On July 6, 2018, the Company made a $47,100 prepayment and is no longer required to make quarterly amortization payments on the Term Loan Facility. On November 16, 2018, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate from 400 basis points to 350 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $626 which were capitalized as deferred financing charges. The Company wrote off unamortized deferred financing fees of $1,081 as a result of this repricing.

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. The interest rate on this facility at December 28, 2018 was 5.8% and the final maturity of the Term Loan Facility is June 22, 2022.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of December 28, 2018, the Company was in compliance with all debt covenants under the Term Loan Facility.

Asset Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement replaces the Company’s prior asset based loan facility (the “Prior ABL”). The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150,000, up from $75,000 under the Prior ABL. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25,000 The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s senior secured term loan.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below $10,000 or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. The Company incurred transaction costs of $877 which were capitalized as deferred financing fees to be amortized over the term of the ABL Facility. On July 6, 2018, the Company borrowed $47,100 under the ABL Facility and made an equivalent prepayment on its Term Loan Facility. There was $44,185 outstanding under the ABL Facility as of December 28, 2018, bearing an interest rate of 3.7%.

As of December 28, 2018, the Company was in compliance with all debt covenants and the Company had reserved $15,800 of the ABL Facility for the issuance of letters of credit. As of December 28, 2018, funds totaling $90,015 were available for borrowing under the ABL Facility.

Convertible Subordinated Notes

On April 6, 2015, Del Monte Capitol Meat Company, LLC, a wholly-owned subsidiary of the Company, issued $36,750 principal amount of convertible subordinated notes with a six-year maturity bearing interest at 2.5% and a conversion price of $29.70 per share to certain entities as partial consideration in the acquisition of Del Monte Capitol Meat Co. and certain related entities. On July 25, 2018, the holders converted these notes and related accrued interest of $265 into 1,246,272 shares of the Company’s common stock.

Note 10 – Stockholders’ Equity

On December 19, 2017, the Company completed a public offering of 1,900,000 shares of our common stock which resulted in net proceeds to us of approximately $34,020 after deducting underwriters’ fees, commissions and transaction expenses.

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

The Equity Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The Company plans to issue new shares upon exercise of any stock options. The Equity Plan provided 1,750,000 shares available for grant, of which no more than 1,000,000 could be for Incentive Stock Options. As of December 28, 2018, there were 243,257 shares available for grant.

Stock compensation expense was $4,094, $3,018 and $2,579 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. The related tax benefit for stock-based compensation was $864, $1,283 and $1,469 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively.

The following table reflects the activity of RSAs during the fiscal years ended December 28, 2018 and December 29, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2016	334,053	$18.69
Granted	207,871	14.84
Vested	(116,442)	18.36
Forfeited	(95,721)	17.73
Unvested at December 29, 2017	329,761	$16.69
Granted	311,957	23.62
Vested	(113,482)	17.60
Forfeited	(1,506)	17.13
Unvested at December 28, 2018	526,730	$20.60

The fair value of RSAs vested during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, were $2,936, $1,703 and $1,779, respectively.

These awards are a mix of time and performance-based grants awarded to key employees and non-employee directors which will vest over periods of one to four years. The performance-based RSAs cliff vest, if at all, after the conclusion of a three-year performance period. The number of performance-based RSAs that ultimately vest is based on the Company’s attainment of certain adjusted EBITDA and return on invested capital targets.

At December 28, 2018, the total unrecognized compensation cost for these unvested RSAs was $5,126 to be recognized over a weighted-average period of approximately 1.9 years. Of this total, $2,753 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 1.9 years and $2,373 related to RSAs with performance-based vesting provisions to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity during the fiscal years ended December 28, 2018 and December 29, 2017:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 30, 2016	209,071	$20.23	$—	9.2
Granted	—	—
Exercised	—	—
Forfeited	(17,263)	20.23
Outstanding December 29, 2017	191,808	$20.23	$33	8.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding December 28, 2018	191,808	$20.23	$2,129	7.2
Exercisable at December 28, 2018	—	—	$—	0

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

These awards vest over a period of three years and require the Company’s stock to trade at or above $30 per share for twenty consecutive days within four years of issuance to meet the market condition threshold. The market condition threshold was met during fiscal 2018. The Company recognized expense of $601, $557 and $557 on stock options during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. At December 28, 2018, the total unrecognized compensation cost for these options was $114 to be recognized over a weighted-average period of approximately 0.2 years.

No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 11 – Leases

The Company leases various warehouse and office facilities and certain vehicles and equipment under long-term operating lease agreements that expire at various dates, with related parties and with others. See Note 15 for additional discussion of related party transactions. The Company records operating lease costs, including any determinable rent increases, on a straight-line basis over the lease term. As of December 28, 2018, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

	Related Party Real Estate	Third Party Real Estate	Third Party Vehicles	Third Party Other	Total
2019	$1,626	$9,502	$12,446	$1,092	$24,666
2020	1,275	10,114	11,016	642	23,047
2021	850	9,688	8,983	397	19,918
2022	852	9,655	7,169	162	17,838
2023	485	9,576	4,806	9	14,876
Thereafter	942	44,034	2,354	—	47,330
Total minimum lease payments	$6,030	$92,569	$46,774	$2,302	$147,675

Total rent expense for operating leases for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016 was $29,202, $26,678 and $24,202, respectively.

Note 12 – Income Taxes

The provision for income taxes consists of the following for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016:

	December 28, 2018	December 29, 2017	December 30, 2016
Current income tax expense (benefit):
Federal	$2,945	$3,342	$(491)
State	1,943	1,403	153
Total current income tax expense (benefit)	4,888	4,745	(338)
Deferred income tax expense (benefit):
Federal	2,363	(1,059)	2,441
Foreign	(472)	215	49
State	663	141	501
Total deferred income tax expense (benefit)	2,554	(703)	2,991
Total income tax expense	$7,442	$4,042	$2,653

Income tax expense for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016 differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	December 28, 2018	December 29, 2017	December 30, 2016
Statutory U.S. Federal tax	$5,847	$6,443	$1,987
Differences due to:
State and local taxes, net of federal benefit	1,906	1,112	470
Foreign tax rate differential	(224)	(82)	(168)
Impact of the Tax Act	—	(3,573)	—
Other	(87)	142	364
Income tax expense	$7,442	$4,042	$2,653

Deferred tax assets and liabilities at December 28, 2018 and December 29, 2017 consist of the following:

	December 28, 2018	December 29, 2017
Deferred tax assets:
Receivables and inventory	$3,978	$3,969
Accrued expenses	1,835	1,542
Self-insurance reserves	2,050	2,179
Net operating loss carryforwards	1,749	1,191
Stock compensation	1,670	1,017
Other	803	1,696
Total deferred tax assets	12,085	11,594
Deferred tax liabilities:
Property & equipment	(3,446)	(1,701)
Intangible assets	(13,197)	(10,784)
Contingent earn-out liabilities	(3,179)	(3,646)
Prepaid expenses and other	(1,052)	(1,189)
Total deferred tax liabilities	(20,874)	(17,320)
Valuation allowance	(812)	(289)
Total net deferred tax liability	$(9,601)	$(6,015)

As of December 29, 2017, the Company completed its accounting for the impacts of the Tax Act and recognized an income tax benefit of $3,573 in the fiscal quarter ended December 29, 2017 due to the remeasurement of the Company’s deferred tax assets and liabilities. The Company’s effective income tax rate for fiscal 2017 would have been 41.4% exclusive of the impact of the Tax Act. The Company’s actual effective income tax rate for fiscal 2017 was 22.0%.

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2015 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2018. For state tax purposes, the 2014 through 2018 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 28, 2018, the Company had a valuation allowance of $812 which consisted of a full valuation allowance on the Company’s Canada net operating loss carryforward of $1,091 because it is not expected to be realizable in the future, offset by a $401 reduction in deferred tax liabilities related to indefinite-lived intangible assets acquired in 2013, and a valuation allowance of $122 against the Company’s state net operating loss carryforwards. The Company’s Canada net operating loss carryforward expires at various dates between fiscal 2036 and 2038 and the Company’s state net operating loss carryforwards expire at various dates between fiscal 2019 and 2038.

For financial reporting purposes, net loss from operations before income taxes for our foreign subsidiaries was $3,223, $1,520 and $1,181 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. We had no foreign operations prior to fiscal 2013. It is our intention to indefinitely reinvest any earnings, therefore no U.S. taxes have been provided for these amounts. The amount of foreign accumulated earnings that have been permanently reinvested is immaterial.

As of December 28, 2018 and December 29, 2017, the Company did not have any material uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 28, 2018	December 29, 2017	December 30, 2016
Cash paid for income taxes, net of cash received	$4,825	$333	$6,368
Cash paid for interest, net of loss on debt extinguishment	$16,955	$20,796	$17,790
Non-cash investing and financing activities:
Sinking funds used to retire debt	$—	$2,939	$—
Conversion of subordinated notes and accrued interest into common stock	$37,015	$—	$—
Common stock issued for acquisitions	$—	$3,300	$—
Acquisition purchase price payable	$—	$—	$500
Contingent earn-out liabilities for acquisitions	$1,414	$4,445	$500

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to all full-time employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per associate per year. Matching contributions begin vesting after two years and are fully vested after three years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $1,097 for fiscal 2018, $1,172 for fiscal 2017 and $1,049 for fiscal 2016.

Note 15 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $533 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016. This lease expires on September 30, 2019.

Each of Christopher Pappas and John Pappas owns 8.33% of a New York City-based restaurant customer of the Company and its subsidiaries that purchased an aggregate of approximately $61, $121 and $109 of products from the Company during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Messrs. Pappas have no other interest in the restaurant other than these equal interests and are not involved in the day-to-day operation or management of this restaurant.

The Company paid $119, $137 and $315 to Architexture Studios, Inc. for interior decorating and design including the purchase of furniture and leasehold improvements primarily for our Ridgefield, Las Vegas, San Francisco and Chicago facilities during fiscal years 2018, 2017 and 2016, respectively. This entity is owned by Julie Hardridge, the sister-in-law of Christopher Pappas.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, was a member of the board of directors through September 20, 2018. The Company purchased approximately $662, $701 and $722 worth of products from ConAgra Foods, Inc. through September 20, 2018 of fiscal 2018, and during fiscal years 2017 and 2016, respectively.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $755, $593 and $597 in total compensation for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. John Pappas did not receive any compensation in fiscal 2018, fiscal 2017 or fiscal 2016 for his service on the Company’s Board of Directors. John Pappas’s brother-in-law, Constantine Papataros, is one of the Company’s employees. The Company paid him approximately $194, $188 and $194 in total compensation during fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

John DeBenedetti was a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018 at which point he ceased to be a related party. John DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which has been supplying products to the Company since the Del Monte acquisition. The Company purchased approximately $474, $1,713 and $269 of products from Old World Provisions during the sixteen weeks ended April 20, 2018 and fiscal years 2017 and 2016, respectively. Mr. J. DeBenedetti was not involved in the day-to-day management of Old World Provisions. With the acquisition of Del Monte, the Company leased two warehouse facilities from certain prior owners of Del Monte, including John DeBenedetti. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $73, $219 and $210 during the sixteen weeks ended April 20, 2018 and fiscal years 2017 and 2016, respectively. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $78, $234 and $225 during the sixteen weeks ended April 20, 2018 and fiscal years 2017 and 2016, respectively. Tara Brennan, a former employee and domestic partner of John DeBennedetti, was employed by the Company through January 18, 2018 and was paid approximately $24 for fiscal 2018, $180 for fiscal 2017 and $184 for fiscal 2016.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $946 and $858 at December 28, 2018 and December 29, 2017, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $1,436 and $1,078 at December 28, 2018 and December 29, 2017, respectively. Self-insurance reserves for workers’ compensation totaled $8,812 and $9,594 at December 28, 2018 and December 29, 2017, respectively.

Workforce

As of December 28, 2018, approximately 8% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2019 and 2020. Approximately 1% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2019.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 28, 2018	$8,026	$3,790	$(4,356)	$7,460
December 29, 2017	6,848	4,061	(2,883)	8,026
December 30, 2016	5,803	3,224	(2,179)	6,848

Allowance for deferred tax assets
December 28, 2018	$289	$523	$—	$812
December 29, 2017	—	289	—	289
December 30, 2016	—	—	—	—

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the fiscal years ended December 28, 2018 and December 29, 2017 are as follows:

	Fiscal 2018
	Q1	Q2	Q3	Q4
Net sales	$318,615	$370,442	$361,496	$394,056
Gross profit	79,522	93,240	91,993	102,292
Operating profit	5,740	14,948	10,268	17,802
Income before income taxes	761	9,537	5,592	11,954
Net income	544	6,819	4,157	8,882
Basic net income per share	0.02	0.24	0.14	0.30
Diluted net income per share	0.02	0.24	0.14	0.30

	Fiscal 2017
	Q1	Q2	Q3 (1)	Q4 (2)
Net sales	$287,690	$331,656	$325,076	$357,098
Gross profit	73,904	82,596	80,905	91,973
Operating profit	3,121	12,163	10,494	15,349
Income (loss) before income taxes	(2,812)	6,283	4,891	10,046
Net income (loss)	(1,642)	3,674	2,851	9,483
Basic net income (loss) per share	(0.06)	0.14	0.11	0.36
Diluted net income (loss) per share	(0.06)	0.14	0.11	0.35

(1)Beginning in the third quarter of 2017 the Company began to reflect the results of the Fells Point acquisition.

(2)
The fourth quarter of 2017 includes a tax benefit of $3,573 related to the enactment of the Tax Act. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Note 19 – Subsequent Events

Pursuant to an asset purchase agreement, on February 25, 2019, the Company acquired substantially all of the assets of a specialty protein manufacturer and distributor based in northern California. The purchase price for the transaction was approximately $31,700, including $27,700 paid in cash at closing and a $4,000 convertible note maturing on June 29, 2023 and bearing interest of 4.5% per annum. The interest rate charged on the note will increase to 5.0% after the two-year anniversary of the closing date. The Company will also pay contingent consideration, if earned, in the form of an earn-out which could total approximately $9,000 upon successful achievement of certain gross profit targets.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 28, 2018.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 28, 2018.

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
Ridgefield, CT
Opinion on Internal Control over Financial Reporting
We have audited, The Chefs’ Warehouse, Inc. (the “Company’s”) internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
March 1, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on May 17, 2019, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on May 17, 2019, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Proposal 4-Approval of the 2019 Omnibus Equity Incentive Plan” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on May 17, 2019, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on May 17, 2019, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on May 17, 2019, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

2.8
Earn-Out Agreement, dated August 25, 2017 by and among Fells Point, LLC, Fells Point Wholesale Meats, Inc., Erik M. Oosterwijk and Leendert H. Pruissen (incorporated by reference to Exhibit 2.1 to the Company’s 8-K filed on August 25, 2017).

2.9
Asset Purchase Agreement dated as of August 25, 2017, by and among Fells Point, LLC, a Delaware limited liability company, Fells Point Wholesale Meats, Inc., a Maryland close corporation, Erik M. Oosterwijk, and Leendert H. Pruissen (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on August 25, 2017) (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request).

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of January 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 31, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

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

10.4
Lease Agreement, dated as of June 30, 2015, between CW LV Real Estate, LLC, The Chefs' Warehouse, Inc., Chefs' Warehouse Parent, LLC and The Chefs' Warehouse West Coast, LLC, jointly and severally as the Tenant, and CW Nevada Landlord, LLC, as the Landlord (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 7, 2015).

10.5*
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

10.7*	Offer letter between The Chefs’ Warehouse, Inc. and John D. Austin, dated May 29, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2012).

10.8*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.9*
Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.10*
Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.11
Employment Agreement Pursuant to Purchase Agreements, dated as of April 6, 2015, by and between Del Monte Capitol Meat Company, LLC, The Chefs' Warehouse, Inc. and John DeBenedetti (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed on August 5, 2015).

10.12*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.13*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.14	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed on March 10, 2017).

10.15*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.16
Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.24(b) to the Company's Form 10-K filed on March 10, 2017).

10.17	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2017).

10.18*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.19
Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.27(b) to the Company’s Form 10-K filed on March 10, 2017).

10.20*	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.21*	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

10.22
Credit Agreement, dated as of June 22, 2016, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as Borrowers, and The Chefs’ Warehouse, Inc. and the other Loan Parties party thereto, as Guarantors, the Lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (the “Term Loan Facility”) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 22, 2016).

10.23	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.24	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.25†	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility.

10.26	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.27
Credit Agreement, dated as of June 29, 2018, by and among Chefs’ Warehouse Parent, LLC and Dairyland USA Corporation, as Borrowers, and The Chefs’ Warehouse, Inc., The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse Of Florida, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, Fells Point Holdings, LLC and other Loan Parties party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A., as Administrative Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018).

10.28*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.29
Separation and Release of Claims Agreement, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and John Austin (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.30*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.31
Cooperation Agreement dated January 15, 2018, among The Chefs’ Warehouse, Inc., Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. VII, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, and Raymond White (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 16, 2018).

10.32*
Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.33*†	The Chefs’ Warehouse, Inc. 2018 Cash Incentive Plan.

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

23.1†	Consent of the Independent Registered Public Accounting Firm.

21†	Subsidiaries of the Company.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

THE CHEFS’ WAREHOUSE, INC.

March 1, 2019	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	March 1, 2019
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	March 1, 2019
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	March 1, 2019
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	March 1, 2019
John Pappas

/s/ Alan Guarino	Director	March 1, 2019
Alan Guarino

/s/ John A. Couri	Director	March 1, 2019
John A. Couri

/s/ Dominick C. Cerbone	Director	March 1, 2019
Dominick C. Cerbone

/s/ Joseph Cugine	Director	March 1, 2019
Joseph Cugine

/s/ Stephen Hanson	Director	March 1, 2019
Stephen Hanson

/s/ Katherine Oliver	Director	March 1, 2019
Katherine Oliver

/s/ Steven F. Goldstone	Director	March 1, 2019
Steven F. Goldstone

/s/ Christina Carroll	Director	March 1, 2019
Christina Carroll

/s/ David E. Schreibman	Director	March 1, 2019
David E. Schreibman