Form 10-Q
period 2019-03-29
Chefs' Warehouse, Inc.
filed 2019-05-01
CIK 1517175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
Registrant’s telephone number, including area code: (203) 894-1345
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 29, 2019: 29,937,683

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; our business operations and future development could be significantly disrupted if we lose key members of our management team; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on March 1, 2019 with the Securities and Exchange Commission (the “SEC”).

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 29, 2019 (unaudited)	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,317	$42,410
Accounts receivable, net of allowance of $7,461 in 2019 and $7,460 in 2018	152,123	161,758
Inventories, net	113,540	112,614
Prepaid expenses and other current assets	12,216	11,953
Total current assets	295,196	328,735
Equipment, leasehold improvements and software, net	88,549	85,276
Operating lease right-of-use assets	118,792	—
Goodwill	195,546	184,280
Intangible assets, net	145,242	130,033
Other assets	3,787	4,074
Total assets	$847,112	$732,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,120	$87,799
Accrued liabilities	22,872	24,810
Short-term operating lease liabilities	16,499	—
Accrued compensation	8,536	12,872
Current portion of long-term debt	1,804	61
Total current liabilities	127,831	125,542
Long-term debt, net of current portion	281,675	278,169
Operating lease liabilities	111,140	—
Deferred taxes, net	9,952	9,601
Other liabilities and deferred credits	8,091	10,410
Total liabilities	538,689	423,722
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding March 29, 2019 and December 28, 2018	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 29,941,184 and 29,968,483 shares issued and outstanding at March 29, 2019 and December 28, 2018, respectively	300	300
Additional paid-in capital	207,911	207,326
Accumulated other comprehensive loss	(2,166)	(2,221)
Retained earnings	102,378	103,271
Stockholders’ equity	308,423	308,676
Total liabilities and stockholders’ equity	$847,112	$732,398

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Net sales	$357,027	$318,615
Cost of sales	266,838	239,093
Gross profit	90,189	79,522
Operating expenses	84,039	73,782
Operating income	6,150	5,740
Interest expense	4,551	4,979
Loss on asset disposal	34	—
Income before income taxes	1,565	761
Provision for income tax expense	431	217
Net income	$1,134	$544
Other comprehensive income (loss):
Foreign currency translation adjustments	55	(922)
Comprehensive income (loss)	$1,189	$(378)
Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average common shares outstanding:
Basic	29,457,257	28,122,723
Diluted	29,840,979	28,197,247

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay withholding taxes	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423

Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	544	544
Stock compensation	284,618	3	834	—	—	837
Cumulative translation adjustment	—	—	—	(922)	—	(922)
Shares surrendered to pay withholding taxes	(20,100)	—	(472)	—	—	(472)
Balance March 30, 2018	28,706,726	$287	$167,359	$(2,471)	$83,413	$248,588

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$1,134	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,881	2,316
Amortization	2,877	2,903
Provision for allowance for doubtful accounts	851	497
Non-cash operating lease expense	537	312
Deferred taxes	1,131	340
Amortization of deferred financing fees	522	549
Stock compensation	915	837
Change in fair value of contingent earn-out liability	107	124
Loss on asset disposal	34	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	13,778	6,497
Inventories	677	754
Prepaid expenses and other current assets	(207)	2,759
Accounts payable, accrued liabilities and accrued compensation	(18,010)	(7,324)
Other assets and liabilities	164	(568)
Net cash provided by operating activities	7,391	10,540
Cash flows from investing activities:
Capital expenditures	(4,125)	(2,903)
Cash paid for acquisitions, net of cash received	(27,990)	(2,377)
Net cash used in investing activities	(32,115)	(5,280)
Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(37)	(1,179)
Proceeds from exercise of stock options	412	—
Surrender of shares to pay withholding taxes	(742)	(472)
Net cash used in financing activities	(367)	(1,651)
Effect of foreign currency translation on cash and cash equivalents	(2)	(39)
Net increase (decrease) in cash and cash equivalents	(25,093)	3,570
Cash and cash equivalents-beginning of period	42,410	41,504
Cash and cash equivalents-end of period	$17,317	$45,074

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share amounts and per share data)

Note 1         Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company operates in one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2018 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2019.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2019, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 29, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in 2019

Leases: In February 2016, the Financial Accounting Standard Board (“FASB”) issued guidance (“ASC 842”) to increase the transparency and comparability among organizations by recognizing right-of-use assets (“ROU assets”) and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 on December 29, 2018, using an optional transition method that allows entities to initially apply the new lease standard at the adoption date. Under this approach, comparative periods are not restated. The Company adopted a package of practical expedients that allowed the Company to:

•	apply hindsight in determining the lease term of its leases;

•	not reassess whether any expired or existing contracts are or contain leases;

•	not reassess the lease classification of any expired or existing leases; and

•	not reassess initial direct costs for any existing leases.

The use of hindsight in assessing lease term resulted in a $2,027 cumulative effect adjustment to opening retained earnings. Adoption had a material impact on the Company’s consolidated balance sheet as a result of recognizing ROU assets and lease liabilities for its operating leases of $118,031 and $126,309, respectively, but it did not materially impact the Company’s consolidated statements of operations or debt covenants. There has been no significant change to the accounting of finance leases.

Comprehensive Income: In February 2018, the FASB issued guidance that permits a Company to reclassify the stranded tax effects in accumulated other comprehensive income resulting from the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The Company elected to not reclassify such amounts to retained earnings. The Company releases disproportionate tax effects from accumulated other comprehensive income as individual items are liquidated. The Company adopted this guidance on December 29, 2018 and adoption did not have a material impact on the Company’s consolidated financial statements.

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

Guidance Not Yet Adopted

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the FASB issued guidance which requires entities to use a forward-looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The guidance is effective for fiscal years beginning after December 15, 2019. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 29, 2019		March 30, 2018
Center-of-the-Plate	$156,616	43.9%	$141,743	44.5%
Dry Goods	63,754	17.9%	54,673	17.2%
Pastry	50,205	14.1%	43,677	13.7%
Cheese and Charcuterie	35,355	9.9%	32,911	10.3%
Dairy and Eggs	25,614	7.2%	22,768	7.1%
Oils and Vinegar	18,693	5.2%	16,874	5.3%
Kitchen Supplies	6,790	1.8%	5,969	1.9%
Total	$357,027	100%	$318,615	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,362 and $1,496 as of March 29, 2019 and December 28, 2018, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $288 as of March 29, 2019. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $181 as of March 29, 2019 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Leases

The Company leases various distribution centers, office facilities, vehicles and equipment. The Company determines if an arrangement contains a lease at contract inception. An arrangement is or contains a lease if the agreement identifies an asset, implicitly or explicitly, that the Company has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined in ASC 842.

Lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding ROU asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is based on the Company’s incremental borrowing rate since the implicit rate in the Company’s leases is not readily determinable.

Operating lease expense is recognized on a straight-line basis over the lease term and presented within operating expenses on the Company’s consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consists of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components (maintenance, taxes and insurance) when measuring lease liabilities for vehicle and equipment leases.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Note 3         Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average common shares:
Basic	29,457,257	28,122,723
Diluted	29,840,979	28,197,247

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Numerator:
Net income	$1,134	$544
Denominator:
Weighted average basic common shares outstanding	29,457,257	28,122,723
Dilutive effect of unvested common shares	383,722	74,524
Weighted average diluted common shares outstanding	29,840,979	28,197,247

The following table presents potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Restricted share awards (RSAs)	—	81,218
Stock options	—	191,808
Convertible notes	91,053	1,237,374

Note 4         Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $5,960 and $2,792 as of March 29, 2019 and December 28, 2018, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Other Acquisitions	Total
Balance December 28, 2018	$3,649	$—	$1,441	$5,090
Acquisition	—	4,080	—	4,080
Changes in fair value	79	—	28	107
Balance March 29, 2019	$3,728	$4,080	$1,469	$9,277

Fair Value of Financial Instruments

The following table presents the carrying value and fair value of the Company’s convertible unsecured note. In estimating the fair value of the Note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate.

	March 29, 2019
	Carrying Value	Fair Value
Convertible unsecured note	$4,000	$4,029

Note 5         Acquisitions

Bassian

On February 25, 2019, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty protein manufacturer and distributor based in northern California. The aggregate purchase price for the transaction at acquisition date was approximately $31,990 and is subject to a customary working capital true-up. The acquisition was funded with $27,990 in cash and the issuance of a $4,000 unsecured convertible note.

The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9,000 over a four year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. At March 29, 2019 and February 25, 2019, the Company estimated the fair value of this contingent earn-out liability to be $4,080. The Company is in the process of finalizing a valuation of the earn-out liability, and tangible and intangible assets of Bassian as of the acquisition date. These assets will be valued at fair value using Level 3 inputs. Goodwill for the Bassian acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company's protein business in the West Coast region, as well as any intangible assets that do not qualify for separate recognition. The Company recognized professional fees of $178 in operating expenses related to the Bassian acquisition. For the thirteen weeks ended March 29, 2019, the Company reflected net sales of $5,527 for Bassian in its consolidated statement of operations. The Company has determined that separate disclosure of Bassian earnings is impracticable due to the commencement of integration of the Bassian business into the Company's operations in the San Francisco market.

The table below sets forth the purchase price allocation of the Bassian acquisition:

Bassian
Current assets (includes cash acquired)	$6,659
Customer relationships	11,984
Trademarks	6,071
Goodwill	11,247
Fixed assets	1,159
Other assets	10
Current liabilities	(1,060)
Earn-out liability	(4,080)
Total consideration	$31,990

Note 6     Inventories

Inventories consist primarily of finished product. Our different entities record inventories using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventories are reflected net of adjustments for shrinkage, excess and obsolescence totaling $2,044 and $1,921 at March 29, 2019 and December 28, 2018, respectively.

Note 7     Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of March 29, 2019 and December 28, 2018 consisted of the following:

	Useful Lives	March 29, 2019	December 28, 2018
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	18,467	17,837
Computers, data processing and other equipment	3-7 years	11,962	11,244
Software	3-7 years	22,779	22,779
Leasehold improvements	7-22 years	60,580	60,565
Furniture and fixtures	7 years	3,277	3,268
Vehicles	5-7 years	3,227	2,769
Other	7 years	95	95
Construction-in-process		19,887	15,757
		142,736	136,776
Less: accumulated depreciation and amortization		(54,187)	(51,500)
Equipment, leasehold improvements and software, net		$88,549	$85,276

Construction-in-process at March 29, 2019 and December 28, 2018 related primarily to the implementation of the Company’s ERP system and the buildout of the Company’s headquarters in Ridgefield, CT and distribution center in Dallas, TX. The buildout of the Company’s headquarters and distribution center is expected to be completed during fiscal 2019. The rollout of its ERP system will continue through fiscal 2020.

The net book value of equipment financed under finance leases at March 29, 2019 and December 28, 2018 was $910 and $52, respectively. The Company recorded depreciation of $43 and $16 on these assets during the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively.

Depreciation expense, excluding finance leases, was $1,930 and $1,827 for the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively. Amortization expense on software was $908 and $473 for the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2018	$184,280
Acquisitions	11,247
Foreign currency translation	19
Carrying amount as of March 29, 2019	$195,546

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of March 29, 2019 and December 28, 2018 consisted of the following:

March 29, 2019:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$131,476	$(38,334)	$93,142
Non-compete agreements	7,579	(7,269)	310
Trademarks	65,960	(14,170)	51,790
Total	$205,015	$(59,773)	$145,242

December 28, 2018:
Customer relationships	$119,488	$(36,185)	$83,303
Non-compete agreements	7,579	(7,251)	328
Trademarks	59,862	(13,460)	46,402
Total	$186,929	$(56,896)	$130,033

Amortization expense for other intangibles was $2,877 and $2,903 for the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter is as follows:

2019	$10,394
2020	12,230
2021	12,204
2022	11,340
2023	10,380
Thereafter	88,694
Total	$145,242

Note 9        Debt Obligations

Debt obligations as of March 29, 2019 and December 28, 2018 consisted of the following:

	March 29, 2019	December 28, 2018
Senior secured term loan	$239,745	$239,745
Convertible unsecured note	4,000	—
Asset based loan facility	44,185	44,185
Finance leases and other financing obligations	1,021	193
Deferred finance fees and original issue discount	(5,472)	(5,893)
Total debt obligations	283,479	278,230
Less: current installments	(1,804)	(61)
Total debt obligations excluding current installments	$281,675	$278,169

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4,000 convertible unsecured note (the “Note”), maturing on June 29, 2023, to Bassian Farms, Inc. (the “Holder”) as partial consideration in the Bassian acquisition. The interest rate charged on the Note is 4.5% per annum and increases to 5.0% after the two-year anniversary of the closing date. The Company may, in certain instances beginning eighteen months after issuance of the Note, redeem the Note in whole or in part for cash or convert the Note into shares of the Company’s common stock at the conversion price of $43.93 per share. After the two-year anniversary of the closing date, the Holder may convert the Note into shares of the Company’s common stock at the conversion price. Upon a change of control event, the Holder may convert the Note into shares of the Company’s common stock at the conversion price or redeem the Note for cash.

As of March 29, 2019, the Company was in compliance with all debt covenants and the Company had reserved $15,800 of the asset based loan facility (“ABL Facility”) for the issuance of letters of credit. As of March 29, 2019, funds totaling $90,015 were available for borrowing under the ABL Facility. The interest rates on the Company’s senior secured term loan and ABL Facility were 6.0% and 4.0%, respectively, at March 29, 2019.

Note 10        Leases

The components of net lease cost were as follows:

March 29, 2019
Operating lease cost	$6,632
Finance lease cost
Amortization of right-of-use asset	43
Interest expense on lease liabilities	17
Total finance lease cost	$60
Short-term lease cost	411
Variable lease cost	651
Sublease income	(180)
Total lease cost, net	$7,574

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	March 29, 2019
Short-term finance lease liabilities	Current portion of long-term debt	$179
Long-term finance lease liabilities	Long-term debt, net of current portion	$824

The maturities of the Company’s operating and finance lease liabilities for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2019	$388	$7,489	$10,048	$17,925	$181
2020	365	11,172	11,621	23,158	242
2021	—	10,685	9,338	20,023	236
2022	—	10,657	7,293	17,950	227
2023	—	10,120	4,797	14,917	171
Thereafter	—	84,439	2,354	86,793	151
Total	$753	$134,562	$45,451	$180,766	$1,208
Less interest				(53,127)	(205)
Present value				$127,639	$1,003

At March 29, 2019, the weighted-average lease term for operating and finance leases was 10.4 years and 5.3 years, respectively. At March 29, 2019, the weighted-average discount rate for operating and finance leases was 6.6% and 5.7%, respectively.

As of March 29, 2019, the Company is contractually obligated to make payments of approximately $23,500, related to a lease for a distribution center and for several vehicle and equipment leases that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

The Company’s future minimum lease payments as of December 28, 2018, in accordance with legacy lease accounting standards, under non-cancelable operating and finance lease agreements were as follows:

	Operating Leases	Finance Leases
2019	$24,666	$56
2020	23,047	55
2021	19,918	50
2022	17,838	42
2023	14,876	4
Thereafter	47,330	—
Total minimum lease payments	$147,675	207
Less interest		(49)
Present value of capital lease obligations		$158

Note 11         Stockholders’ Equity

The following table reflects the activity of RSAs during the thirteen weeks ended March 29, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 28, 2018	526,730	$20.60
Granted	—	—
Vested	(67,610)	19.99
Forfeited	(23,680)	18.30
Unvested at March 29, 2019	435,440	$20.81

The Company recognized expense totaling $801 and $687 on its RSAs during the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively.

At March 29, 2019, the total unrecognized compensation cost for unvested RSAs was $3,993 and the weighted-average remaining useful life was approximately 1.8 years. Of this total, $2,059 related to RSAs with time-based vesting provisions and $1,934 related to RSAs with performance-based vesting provisions. At March 29, 2019, the weighted-average remaining useful lives for time-based vesting and performance-based vesting RSAs were approximately 1.9 years and 1.7 years, respectively.

The following table summarizes stock option activity during the thirteen weeks ended March 29, 2019:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding December 28, 2018	191,808	$20.23	$2,129	7.2
Granted	—	—
Exercised	(20,383)	20.23
Canceled/Forfeited	—	—
Outstanding and vested at March 29, 2019	171,425	$20.23	$1,855	6.9
Exercisable at March 29, 2019	171,425	$20.23	$1,855	6.9

The Company recognized expense of $114 and $150 on stock options during the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively.

As of March 29, 2019, there were 266,937 shares available for grant under the Company’s 2011 Omnibus Equity Incentive Plan. No share-based compensation expense has been capitalized.

Note 12         Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $108 and $133 during the thirteen weeks ended March 29, 2019 and March 30, 2018. This lease was amended during the first quarter of fiscal 2019 and expires on September 30, 2020.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $436 and $427 in total compensation for the thirteen weeks ended March 29, 2019 and March 30, 2018, respectively. John Pappas did not receive any compensation during the thirteen weeks ended March 29, 2019 or March 30, 2018 for his service on the Company’s Board of Directors.

Note 13         Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$964	$(585)
Cash paid for interest	$5,271	$4,035
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating expenses	$5,890	$—
Operating cash flows from finance leases	$17	$—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$131,819	$—
Finance leases	$854	$—
Other non cash investing and financing activities:
Convertible notes issued for acquisitions	$4,000	$—
Contingent earn-out liabilities for acquisitions	$4,080	$—

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 55,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our 16 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”) we also sell certain of our center-of-the-plate products directly to consumers.

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

RECENT ACQUISITIONS

On February 25, 2019, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty protein manufacturer and distributor based in northern California. The aggregate purchase price for the transaction at acquisition date was approximately $32.0 million and is subject to a customary working capital true-up. The acquisition was funded with $28.0 million in cash and the issuance of a $4.0 million unsecured convertible note.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.6 million square feet in 29 distribution facilities at March 29, 2019 and have invested significantly in acquisitions, infrastructure and management.

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

Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate items, are priced on a “cost plus” markup, which helps mitigate the negative impact of deflation.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended
	March 29, 2019	March 30, 2018
Net sales	100.0%	100.0%
Cost of sales	74.7%	75.0%
Gross profit	25.3%	25.0%
Operating expenses	23.5%	23.2%
Operating income	1.8%	1.8%
Other expense	1.3%	1.6%
Income before income tax expense	0.5%	0.2%
Provision for income taxes	0.1%	0.1%
Net income	0.4%	0.1%

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

Thirteen Weeks Ended March 29, 2019 Compared to Thirteen Weeks Ended March 30, 2018

Net Sales

Our net sales for the thirteen weeks ended March 29, 2019 increased approximately 12.1%, or $38.4 million, to $357.0 million from $318.6 million for the thirteen weeks ended March 30, 2018. Organic growth contributed $17.9 million, or 5.6% to sales growth in the quarter. The remaining sales growth of $20.5 million, or 6.5%, resulted from acquisitions. Organic case count grew approximately 5.2%, in our specialty category with unique customers and placements growth at 6.2% and 5.2%, respectively, compared to the prior year quarter. Pounds sold in our center-of-the-plate category increased 3.1% compared to the prior year quarter. Estimated inflation was 1.4% in our specialty category and 1.3% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 13.4%, or $10.7 million, to $90.2 million for the thirteen weeks ended March 29, 2019, from $79.5 million for the thirteen weeks ended March 30, 2018. Gross profit margin increased approximately 30 basis points to 25.3% from 25.0%. Gross margins in the Company’s specialty category decreased 39 basis points and increased 106 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 13.9%, or $10.3 million, to $84.0 million for the thirteen weeks ended March 29, 2019 from $73.8 million for the thirteen weeks ended March 30, 2018. The increase in operating expense relates primarily to certain corporate related costs and facilities costs as a result of growth. As a percentage of net sales, operating expenses were 23.5% in the first quarter of 2019 compared to 23.2% in the first quarter of 2018.

Operating Income

Operating income for the thirteen weeks ended March 29, 2019 was $6.2 million compared to $5.7 million for the thirteen weeks ended March 30, 2018. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above. As a percentage of net sales, operating income was 1.8% for the thirteen weeks ended March 29, 2019 and March 30, 2018.

Interest Expense and Other Expense

Interest and other expense decreased to $4.6 million for the thirteen weeks ended March 29, 2019 compared to $5.0 million for the thirteen weeks ended March 30, 2018 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the $36.8 million of convertible subordinated notes during the third quarter of 2018.

Provision for Income Taxes

For the thirteen weeks ended March 29, 2019, we recorded an effective income tax rate of 27.5%. For the thirteen weeks ended March 30, 2018, our effective income tax rate was 28.5%.

Net Income

Reflecting the factors described above, net income was $1.1 million for the thirteen weeks ended March 29, 2019, compared to net income of $0.5 million for the thirteen weeks ended March 30, 2018.

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

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. The interest rate on this facility at March 29, 2019 was 6.0% and the final maturity of the Term Loan Facility is June 22, 2022.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of March 29, 2019, the Company was in compliance with all debt covenants under the Term Loan Facility.

Asset Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement provides for an asset based loan facility (the “ABL Facility”) in the aggregate amount of up to $150.0 million. Availability under the ABL Facility will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL Facility are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL Facility in an aggregate principal amount of up to $25.0 million. The ABL Facility matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s Term Loan Facility.

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below the greater of $10.0 million or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On July 6, 2018, the Company borrowed $47.1 million under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $44.2 million outstanding under the ABL Facility as of March 29, 2019, bearing an interest rate of 4.0%.

As of March 29, 2019, the Company was in compliance with all debt covenants under the ABL Facility and the Company had reserved $15.8 million of the ABL Facility for the issuance of letters of credit. As of March 29, 2019, funds totaling $90.0 million were available for borrowing under the ABL Facility.

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4.0 million convertible unsecured note (the “Note”), maturing on June 29, 2023, to Bassian Farms, Inc. (the “Holder”) as partial consideration in the Bassian acquisition. The interest rate charged on the Note is 4.5% per annum and increases to 5.0% after the two-year anniversary of the closing date. The Company may, in certain instances beginning eighteen months after issuance of the Note, redeem the Note in whole or in part for cash or convert the Note into shares of the Company’s common stock at the conversion price of $43.93 per share. After the two-year anniversary of the closing date, the Holder may convert the Note into shares of the Company’s common stock at the conversion price. Upon a change of control event, the Holder may convert the Note into shares of the Company’s common stock at the conversion price or redeem the Note for cash.

Liquidity

We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2019 will be in the range of $24.0 million to $26.0 million. The increase in projected capital expenditures in fiscal 2019 as compared to fiscal 2018 is the result of planned expansions of several of our distribution facilities and renovations to our corporate headquarters. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Net cash provided by operations was $7.4 million for the thirteen weeks ended March 29, 2019, a decrease of $3.1 million from the $10.5 million provided by operations for the thirteen weeks ended March 30, 2018. The primary reasons for the decrease was a decrease in cash from working capital changes, partially offset by increased cash generated through net income. The primary cause for the increase in net income was an increase in operating income and lower interest expense. The decrease in cash provided by changes in working capital was primarily due to a decrease in cash from accounts payable changes and prepaid expenses and other current assets changes of $10.7 million and $3.0 million, respectively, partially offset by increases in cash from accounts receivable changes of $7.3 million.

Net cash used in investing activities was $32.1 million for the thirteen weeks ended March 29, 2019, an increase of $26.8 million from the net cash used in investing activities of $5.3 million for the thirteen weeks ended March 30, 2018. The increase in net cash used was primarily due to more cash paid for acquisitions and capital expenditures.

Net cash used in financing activities was $0.4 million for the thirteen weeks ended March 29, 2019, a cash increase of $1.3 million from the $1.7 million used in financing activities for the thirteen weeks ended March 30, 2018. This increase was primarily due to the fact we are no longer required to make quarterly amortization payments on our Term Loan as a result of the $47.1 million prepayment we made in the second quarter of 2018.

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

Off-Balance Sheet Arrangements

As of March 29, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) valuing goodwill and intangible assets, (iv) vendor rebates and other promotional incentives, (v) self-insurance reserves, and (vi) accounting for income taxes and (vii) contingent earn-out liabilities. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Form 10-K filed with the SEC on March 1, 2019.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 29, 2019, we had an aggregate of $283.9 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2019.

Changes in Internal Control over Financial Reporting

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on December 29, 2018. There were no other changes in our internal control over financial reporting during the quarter ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2019.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2018 to January 25, 2019	—	$—	—	—
January 26, 2019 to February 22, 2019	—	$—	—	—
February 23, 2019 to March 29, 2019	24,002	$30.85	—	—
Total	24,002	$30.85	—	—

(1)
During the thirteen weeks ended March 29, 2019, we withheld 24,002 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

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
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2019.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: May 1, 2019	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2019	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)