Form 10-Q
period 2019-06-28
Chefs' Warehouse, Inc.
filed 2019-07-31
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-35249
THE CHEFS’ WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware			20-3031526
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 East Ridge Road,	Ridgefield,	Connecticut	06877
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (203) 894-1345
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	CHEF	Nasdaq
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 29, 2019: 30,291,364

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 28, 2019 (unaudited)	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,294	$42,410
Accounts receivable, net of allowance of $7,993 in 2019 and $7,460 in 2018	157,461	161,758
Inventories, net	122,592	112,614
Prepaid expenses and other current assets	12,650	11,953
Total current assets	316,997	328,735
Equipment, leasehold improvements and software, net	90,198	85,276
Operating lease right-of-use assets	128,922	—
Goodwill	193,526	184,280
Intangible assets, net	144,420	130,033
Other assets	3,688	4,074
Total assets	$877,751	$732,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,814	$87,799
Accrued liabilities	24,787	24,810
Short-term operating lease liabilities	16,554	—
Accrued compensation	10,779	12,872
Current portion of long-term debt	304	61
Total current liabilities	139,238	125,542
Long-term debt, net of current portion	281,628	278,169
Operating lease liabilities	121,846	—
Deferred taxes, net	10,153	9,601
Other liabilities and deferred credits	7,491	10,410
Total liabilities	560,356	423,722
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding June 28, 2019 and December 28, 2018	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 30,291,364 and 29,968,483 shares issued and outstanding at June 28, 2019 and December 28, 2018, respectively	303	300
Additional paid-in capital	209,016	207,326
Accumulated other comprehensive loss	(2,048)	(2,221)
Retained earnings	110,124	103,271
Stockholders’ equity	317,395	308,676
Total liabilities and stockholders’ equity	$877,751	$732,398

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$411,420	$370,442	$768,447	$689,057
Cost of sales	304,945	277,202	571,783	516,295
Gross profit	106,475	93,240	196,664	172,762
Operating expenses	90,939	78,292	174,978	152,074
Operating income	15,536	14,948	21,686	20,688
Interest expense	4,845	5,381	9,396	10,360
Loss on asset disposal	6	30	40	30
Income before income taxes	10,685	9,537	12,250	10,298
Provision for income tax expense	2,939	2,718	3,370	2,935
Net income	$7,746	$6,819	$8,880	$7,363
Other comprehensive income (loss):
Foreign currency translation adjustments	118	(281)	173	(1,203)
Comprehensive income	$7,864	$6,538	$9,053	$6,160
Net income per share:
Basic	$0.26	$0.24	$0.30	$0.26
Diluted	$0.26	$0.24	$0.30	$0.26
Weighted average common shares outstanding:
Basic	29,527,167	28,166,875	29,492,138	28,144,782
Diluted	29,848,285	29,595,247	29,844,614	28,311,549

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay withholding taxes	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423
Net income	—	—	—	—	7,746	7,746
Stock compensation	346,915	3	1,085	—	—	1,088
Exercise of stock options	7,193	—	146	—	—	146
Cumulative translation adjustment	—	—	—	118	—	118
Shares surrendered to pay withholding taxes	(3,928)		(126)	—	—	(126)
Balance June 28, 2019	30,291,364	$303	$209,016	$(2,048)	$110,124	$317,395

Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	544	544
Stock compensation	284,618	3	834	—	—	837
Cumulative translation adjustment	—	—	—	(922)	—	(922)
Shares surrendered to pay withholding taxes	(20,100)	—	(472)	—	—	(472)
Balance March 30, 2018	28,706,726	$287	$167,359	$(2,471)	$83,413	$248,588
Net income	—	—	—	—	6,819	6,819
Stock compensation	23,547	—	1,072	—	—	1,072
Cumulative translation adjustment	—	—	—	(281)	—	(281)
Shares surrendered to pay withholding taxes	(4,200)	—	(99)	—	—	(99)
Balance June 29, 2018	28,726,073	$287	$168,332	$(2,752)	$90,232	$256,099

See accompanying notes to consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$8,880	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,055	4,500
Amortization	6,184	5,983
Provision for allowance for doubtful accounts	1,914	1,646
Non-cash operating lease expense	1,151	471
Deferred taxes	1,332	185
Amortization of deferred financing fees	1,044	1,102
Stock compensation	2,003	1,909
Change in fair value of contingent earn-out liability	2,795	228
Loss on asset disposal	40	30
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,424	(173)
Inventories	(7,965)	(10,182)
Prepaid expenses and other current assets	(640)	1,524
Accounts payable, accrued liabilities and accrued compensation	(5,482)	5,692
Other assets and liabilities	(2,845)	(1,360)
Net cash provided by operating activities	21,890	18,918
Cash flows from investing activities:
Capital expenditures	(8,549)	(5,545)
Proceeds from asset disposals	—	30
Cash paid for acquisitions, net of cash received	(28,292)	(11,899)
Net cash used in investing activities	(36,841)	(17,414)
Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(1,716)	(2,248)
Cash paid for deferred financing fees	—	(534)
Proceeds from exercise of stock options	558	—
Surrender of shares to pay withholding taxes	(868)	(571)
Cash paid for contingent earn-out liability	(200)	—
Payments under revolving credit facility	(960)	—
Net cash used in financing activities	(3,186)	(3,353)
Effect of foreign currency translation on cash and cash equivalents	21	(62)
Net decrease in cash and cash equivalents	(18,116)	(1,911)
Cash and cash equivalents-beginning of period	42,410	41,504
Cash and cash equivalents-end of period	$24,294	$39,593

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2019, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 28, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Center-of-the-Plate	$183,513	44.6%	$160,126	43.2%	$340,128	44.3%	$301,868	43.8%
Dry Goods	72,764	17.7%	65,302	17.6%	136,519	17.8%	119,974	17.4%
Pastry	56,532	13.7%	51,483	13.9%	106,737	13.9%	95,160	13.8%
Cheese and Charcuterie	41,218	10.0%	39,105	10.6%	76,573	10.0%	72,016	10.5%
Dairy and Eggs	28,671	7.0%	27,499	7.4%	54,285	7.1%	50,267	7.3%
Oils and Vinegar	20,937	5.1%	19,643	5.3%	39,630	5.2%	36,518	5.3%
Kitchen Supplies	7,785	1.9%	7,284	2.0%	14,575	1.7%	13,254	1.9%
Total	$411,420	100%	$370,442	100%	$768,447	100%	$689,057	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,232 and $1,496 as of June 28, 2019 and December 28, 2018, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $309 as of June 28, 2019. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $194 as of June 28, 2019 for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

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

Operating lease expense is recognized on a straight-line basis over the lease term and presented within operating expenses on the Company’s consolidated statements of operations. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consists of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components (maintenance, taxes and insurance) when measuring lease liabilities for vehicle and equipment leases.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Note 3         Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income per share:
Basic	$0.26	$0.24	$0.30	$0.26
Diluted	$0.26	$0.24	$0.30	$0.26
Weighted average common shares:
Basic	29,527,167	28,166,875	29,492,138	28,144,782
Diluted	29,848,285	29,595,247	29,844,614	28,311,549

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net income	$7,746	$6,819	$8,880	$7,363
Add effect of dilutive securities:
Interest on convertible notes, net of tax	—	164	—	—
Net income available to common shareholders	$7,746	$6,983	$8,880	$7,363
Denominator:
Weighted average basic common shares outstanding	29,527,167	28,166,875	29,492,138	28,144,782
Dilutive effect of unvested common shares	321,118	190,998	352,476	166,767
Dilutive effect of convertible notes	—	1,237,374	—	—
Weighted average diluted common shares outstanding	29,848,285	29,595,247	29,844,614	28,311,549

The following table presents potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Restricted share awards (“RSAs”)	148,793	—	74,291	5,762
Convertible notes	91,053	—	91,053	1,237,374

Note 4         Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $5,339 and $2,792 as of June 28, 2019 and December 28, 2018, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations. In May 2019, the Company made a $200 cash payment to fully settle its Del Monte earn-out liability.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Bassian	Other Acquisitions	Total
Balance December 28, 2018	$—	$3,649	$—	$1,441	$5,090
Acquisition value	—	—	2,800	—	2,800
Cash payments	(200)	—	—	—	(200)
Changes in fair value	200	1,760	85	750	2,795
Balance June 28, 2019	$—	$5,409	$2,885	$2,191	$10,485

Fair Value of Financial Instruments

The following table presents the carrying value and fair value of the Company’s convertible unsecured note. In estimating the fair value of the convertible unsecured note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate.

	June 28, 2019
	Carrying Value	Fair Value
Convertible unsecured note	$4,000	$3,987

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

The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9,000 over a four year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $2,885 and $2,800 as of June 28, 2019 and February 25, 2019, respectively. During the second quarter of 2019, the Company updated the valuation of the tangible and intangible assets of Bassian as of the acquisition date. As a result, the Company recorded a measurement period adjustment that decreased goodwill by $2,098 mainly due to a $2,455 increase in fair value related to other intangible assets fair value and a $1,331 decrease in current liabilities, partially offset by a $1,280 decrease in the fair value of the earn-out liability. Customer relationships, non-compete agreement and trademarks are valued at fair value using Level 3 inputs and are being amortized over 15, 5 and 10 years, respectively. Goodwill for the Bassian acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established meat processor to grow the Company's protein business in the West Coast region, as well as any intangible assets that do not qualify for separate recognition. The Company recognized professional fees of $210 in operating expenses related to the Bassian acquisition. The Company reflected net sales of $14,836 and $20,363 for Bassian in its consolidated statement of operations for the thirteen and twenty-six weeks ended June 28, 2019, respectively. The Company has determined that separate disclosure of Bassian earnings is impracticable due to the commencement of integration of the Bassian business into the Company's operations in the San Francisco market. The purchase price allocation of the Bassian acquisition is based on preliminary valuations and is subject to change as the Company obtains additional information during the measurement period.

The table below sets forth the purchase price allocation of the Bassian acquisition:

Bassian
Current assets (includes cash acquired)	$6,656
Customer relationships	13,250
Trademarks	6,320
Non-compete agreement	940
Goodwill	9,149
Fixed assets	856
Other assets	10
Current liabilities	(2,391)
Earn-out liability	(2,800)
Total consideration	$31,990

Note 6     Inventories

Inventories consist primarily of finished product. Our different entities record inventories using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventories are reflected net of adjustments for shrinkage, excess and obsolescence totaling $1,888 and $1,921 at June 28, 2019 and December 28, 2018, respectively.

Note 7     Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of June 28, 2019 and December 28, 2018 consisted of the following:

	Useful Lives	June 28, 2019	December 28, 2018
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,292	1,292
Machinery and equipment	5-10 years	19,539	17,837
Computers, data processing and other equipment	3-7 years	12,615	11,244
Software	3-7 years	22,963	22,779
Leasehold improvements	1-40 years	64,919	60,565
Furniture and fixtures	7 years	3,364	3,268
Vehicles	5-7 years	4,164	2,769
Other	7 years	95	95
Construction-in-process		17,422	15,757
		147,543	136,776
Less: accumulated depreciation and amortization		(57,345)	(51,500)
Equipment, leasehold improvements and software, net		$90,198	$85,276

Construction-in-process at June 28, 2019 and December 28, 2018 related primarily to the implementation of the Company’s ERP system and the buildout of the Company’s headquarters in Ridgefield, CT. The buildout of the Company’s headquarters is expected to be completed during fiscal 2019. The rollout of its ERP system will continue through fiscal 2020.

The net book value of equipment financed under finance leases at June 28, 2019 and December 28, 2018 was $1,729 and $52, respectively. The Company recorded depreciation of $70 and $16 on these assets during the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $113 and $32 during the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively.

Depreciation expense, excluding finance leases, was $2,192 and $1,708 for the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $4,122 and $3,535 during the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively. Amortization expense on software was $912 and $460 for the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $1,820 and $930 for the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively.

Note 8     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2018	$184,280
Acquisitions	9,207
Foreign currency translation	39
Carrying amount as of June 28, 2019	$193,526

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of June 28, 2019 and December 28, 2018 consisted of the following:

June 28, 2019:	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$132,766	$(40,705)	$92,061
Non-compete agreements	8,519	(7,335)	1,184
Trademarks	66,215	(15,040)	51,175
Total	$207,500	$(63,080)	$144,420

December 28, 2018:
Customer relationships	$119,488	$(36,185)	$83,303
Non-compete agreements	7,579	(7,251)	328
Trademarks	59,862	(13,460)	46,402
Total	$186,929	$(56,896)	$130,033

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,307 and $3,080 for the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $6,184 and $5,983 for the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter is as follows:

2019	$6,560
2020	12,859
2021	12,854
2022	12,074
2023	11,046
Thereafter	89,027
Total	$144,420

Note 9        Debt Obligations

Debt obligations as of June 28, 2019 and December 28, 2018 consisted of the following:

	June 28, 2019	December 28, 2018
Senior secured term loan	$238,129	$239,745
Convertible unsecured note	4,000	—
Asset based loan facility	43,225	44,185
Finance leases and other financing obligations	1,629	193
Deferred finance fees and original issue discount	(5,051)	(5,893)
Total debt obligations	281,932	278,230
Less: current installments	(304)	(61)
Total debt obligations excluding current installments	$281,628	$278,169

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

As of June 28, 2019, the Company was in compliance with all debt covenants and the Company had reserved $16,760 of the asset based loan facility (“ABL Facility”) for the issuance of letters of credit. As of June 28, 2019, funds totaling $90,015 were available for borrowing under the ABL Facility. The interest rates on the Company’s senior secured term loan and ABL Facility were 5.9% and 3.7%, respectively, at June 28, 2019.

Note 10        Leases

The components of net lease cost were as follows:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	June 28, 2019	June 28, 2019
Operating lease cost	$6,808	13,440
Finance lease cost
Amortization of right-of-use asset	70	113
Interest expense on lease liabilities	23	40
Total finance lease cost	$93	$153
Short-term lease cost	486	897
Variable lease cost	660	1,311
Sublease income	(191)	(371)
Total lease cost, net	$7,856	$15,430

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	June 28, 2019
Short-term finance lease liabilities	Current portion of long-term debt	$294
Long-term finance lease liabilities	Long-term debt, net of current portion	$1,320

The maturities of the Company’s operating and finance lease liabilities for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2019	$257	$5,364	$6,575	$12,196	$194
2020	365	12,709	11,629	24,703	387
2021	—	12,639	9,338	21,977	382
2022	—	12,606	7,293	19,899	364
2023	—	12,084	4,797	16,881	305
Thereafter	—	96,923	2,354	99,277	272
Total	$622	$152,325	$41,986	$194,933	$1,904
Less interest				(56,533)	(290)
Present value				$138,400	$1,614

At June 28, 2019, the weighted-average lease term for operating and finance leases was 13.4 years and 5.3 years, respectively. At June 28, 2019, the weighted-average discount rate for operating and finance leases was 6.3% and 5.6%, respectively.

As of June 28, 2019, the Company is contractually obligated to make payments of approximately $3,000, related to a lease for several vehicle and equipment leases that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

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

Note 11         Stockholders’ Equity

Equity Incentive Plan

On May 17, 2019, the Company’s stockholders approved the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). Concurrently, the 2011 Omnibus Equity Incentive Plan (the “2011 Plan”) was terminated and any shares remaining available for new grants under the 2011 Plan share reserve were extinguished. The purpose of the 2019 Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining key officers, employees and directors of, and consultants to, the Company and its Subsidiaries and Affiliates; (ii) motivating such individuals by means of performance-related incentives to achieve long-range performance goals; (iii) enabling such individuals to participate in the long-term growth and financial success of the Company; (iv) encouraging ownership of stock in the Company by such individuals; and (v) linking their compensation to the long-term interests of the Company and its stockholders.

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of ten years from the date of the grant. The 2019 Plan provides for 2,600,000 shares available for grant.

The following table reflects the activity of RSAs during the twenty-six weeks ended June 28, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 28, 2018	526,730	$20.60
Granted	355,433	34.30
Vested	(102,929)	22.10
Forfeited	(32,198)	18.74
Unvested at June 28, 2019	747,036	$26.99

The Company granted 355,433 RSAs to its employees and directors at a weighted average grant date fair value of $34.30 during the twenty-six weeks ended June 29, 2018. These awards are a mix of time and performance-based grants that generally vest over a one- to five-year period. The Company recognized expense totaling $1,088 and $921 on its RSAs during the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, $1,889 and $1,608 during the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively.

At June 28, 2019, the total unrecognized compensation cost for unvested RSAs was $12,376 and the weighted-average remaining period was approximately 2.6 years. Of this total, $7,555 related to RSAs with time-based vesting provisions and $4,821 related to RSAs with performance-based vesting provisions. At June 28, 2019, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.8 years and 2.3 years, respectively.

The following table summarizes stock option activity during the twenty-six weeks ended June 28, 2019:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding December 28, 2018	191,808	$20.23	$2,129	7.2
Granted	—	—
Exercised	(27,576)	20.23
Canceled/Forfeited	—	—
Outstanding and vested at June 28, 2019	164,232	$20.23	$2,437	6.7
Exercisable at June 28, 2019	164,232	$20.23	$2,437	6.7

The Company recognized expense of $0 and $151 on stock options during the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $114 and $301 during the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively.

As of June 28, 2019, there were 2,244,567 shares available for grant under the 2019 Plan. No share-based compensation expense has been capitalized.

Note 12         Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $109 and $133 during the thirteen weeks ended June 28, 2019 and June 29, 2018, respectively, and $217 and $266 during the twenty-six weeks ended June 28, 2019 and June 29, 2018, respectively. This lease was amended during the first quarter of fiscal 2019 and expires on September 30, 2020.

Christopher Pappas’s brother, John Pappas, is one of the Company’s employees and a member of the Company’s Board of Directors. The Company paid John Pappas approximately $115 and $103 in total compensation for the thirteen weeks ended

June 28, 2019 and June 29, 2018, respectively, and $551 and $530 for the twenty-six weeks ended June 28, 2019 and June 29, 2018. John Pappas did not receive any compensation during the twenty-six weeks ended June 28, 2019 or June 29, 2018 for his service on the Company’s Board of Directors.

Note 13         Supplemental Disclosures of Cash Flow Information

	Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$3,690	$2,650
Cash paid for interest	$9,494	$9,703
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating expenses	$12,174	$—
Operating cash flows from finance leases	$40	$—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$146,726	$—
Finance leases	$1,728	$—
Other non cash investing and financing activities:
Convertible notes issued for acquisitions	$4,000	$—
Contingent earn-out liabilities for acquisitions	$2,800	$964

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

RECENT ACQUISITIONS

On February 25, 2019, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty protein manufacturer and distributor based in northern California. The aggregate purchase price for the transaction at acquisition date was approximately $32.0 million and is subject to a customary working capital true-up. The acquisition was funded with $28.0 million in cash and the issuance of a $4.0 million unsecured convertible note. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9.0 million over a four year period.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.9 million square feet in 30 distribution facilities at June 28, 2019 and have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1%	74.8%	74.4%	74.9%
Gross profit	25.9%	25.2%	25.6%	25.1%
Operating expenses	22.1%	21.1%	22.8%	22.1%
Operating income	3.8%	4.1%	2.8%	3.0%
Other expense	1.2%	1.5%	1.2%	1.5%
Income before income tax expense	2.6%	2.6%	1.6%	1.5%
Provision for income taxes	0.7%	0.7%	0.4%	0.4%
Net income	1.9%	1.9%	1.2%	1.1%

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

Thirteen Weeks Ended June 28, 2019 Compared to Thirteen Weeks Ended June 29, 2018

Net Sales

Our net sales for the thirteen weeks ended June 28, 2019 increased approximately 11.1%, or $41.0 million, to $411.4 million from $370.4 million for the thirteen weeks ended June 29, 2018. Organic growth contributed $14.6 million, or 4.0% to sales growth in the quarter. The remaining sales growth of $26.4 million, or 7.1%, resulted from acquisitions. Organic case count grew approximately 2.4%, in our specialty category with unique customers and placements growth at 4.4% and 3.5%, respectively, compared to the prior year quarter. Pounds sold in our center-of-the-plate category increased 1.0% compared to the prior year quarter. Estimated inflation was 2.6% in our specialty category and 1.9% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 14.2%, or $13.2 million, to $106.5 million for the thirteen weeks ended June 28, 2019, from $93.2 million for the thirteen weeks ended June 29, 2018. Gross profit margin increased approximately 71 basis points to 25.9% from 25.2%. Gross margins increased 44 basis points in the Company’s specialty category and increased 122 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 16.2%, or $12.6 million, to $90.9 million for the thirteen weeks ended June 28, 2019 from $78.3 million for the thirteen weeks ended June 29, 2018. As a percentage of net sales, operating expenses were 22.1% in the second quarter of 2019 compared to 21.1% in the second quarter of 2018. The increase in total operating expenses includes a $2.6 million increase in non-cash charges for changes in the fair value of certain contingent earn-out liabilities compared to the prior year quarter. The earn-out adjustments and higher distribution costs versus the prior year quarter were the primary drivers of the increase in the ratio of operating expense to revenue. This was partially offset by lower selling and general administration related expenses as a percentage of revenue versus the second quarter of 2018.

Operating Income

Operating income for the thirteen weeks ended June 28, 2019 was $15.5 million compared to $14.9 million for the thirteen weeks ended June 29, 2018. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above. As a percentage of net sales, operating income was 3.8% in the second quarter of 2019 compared to 4.1% in the second quarter of 2018.

Interest and Other Expense

Interest and other expense decreased to $4.9 million for the thirteen weeks ended June 28, 2019 compared to $5.4 million for the thirteen weeks ended June 29, 2018 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the $36.8 million of convertible subordinated notes during the third quarter of 2018.

Provision for Income Taxes

For the thirteen weeks ended June 28, 2019, we recorded an effective income tax rate of 27.5%. For the thirteen weeks ended June 29, 2018, our effective income tax rate was 28.5%.

Net Income

Reflecting the factors described above, net income was $7.7 million for the thirteen weeks ended June 28, 2019, compared to net income of $6.8 million for the thirteen weeks ended June 29, 2018.

Twenty-six Weeks Ended June 28, 2019 Compared to Twenty-six Weeks Ended June 29, 2018

Net Sales

Our net sales for the twenty-six weeks ended June 28, 2019 increased approximately 11.5%, or $79.4 million, to $768.4 million from $689.1 million for the twenty-six weeks ended June 29, 2018. Organic growth contributed $32.5 million or 4.7% to sales growth in the period. The remaining sales growth of $46.8 million, or 6.8% resulted from acquisitions. Organic case count grew approximately 3.7%, in our specialty category. In addition, growth in unique customers and placements grew 5.3% and 4.6%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category increased 2.0% compared to the prior year period. Estimated inflation was 2.0% in our specialty category and 1.6% in our center-of-the-plate category compared to the prior year period.

Gross Profit

Gross profit increased approximately 13.8%, or $23.9 million, to $196.7 million for the twenty-six weeks ended June 28, 2019, from $172.8 million for the twenty-six weeks ended June 29, 2018. Gross profit margin increased approximately 52 basis points to 25.6% from 25.1%, due in large part to the impact of inflation in certain center-of-the-plate categories. Gross margins increased 6 basis points in the Company’s specialty category and increased 115 basis points in the Company’s center-of-the-plate category compared to the prior year period.

Operating Expenses

Total operating expenses increased by approximately 15.1%, or $22.9 million, to $175.0 million for the twenty-six weeks ended June 28, 2019 from $152.1 million for the twenty-six weeks ended June 29, 2018. As a percentage of net sales, operating expenses were 22.8% in the current period compared to 22.1% in the prior year period. The 70 basis point increase in the Company’s operating expense ratio is net of a $2.6 million increase in non-cash charges for changes in the fair value of certain contingent earn-out liabilities compared to the prior year period.

Operating Income

Operating income for the twenty-six weeks ended June 28, 2019 was $21.7 million compared to $20.7 million for the twenty-six weeks ended June 29, 2018. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above. As a percentage of net sales, operating income was 2.8% for the twenty-six weeks ended June 28, 2019 compared to 3.0% for the twenty-six weeks ended June 29, 2018.

Interest and Other Expense

Interest and other expense decreased to $9.4 million for the twenty-six weeks ended June 28, 2019 compared to $10.4 million for the twenty-six weeks ended June 29, 2018 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the $36.8 million of convertible subordinated notes during the third quarter of 2018.

Provision for Income Taxes

For the twenty-six weeks ended June 28, 2019, we recorded an effective income tax rate of 27.5%. For the twenty-six weeks ended June 29, 2018, our effective income tax rate was 28.5%.

Net Income

Reflecting the factors described above, net income was $8.9 million for the twenty-six weeks ended June 28, 2019, compared to net income of $7.4 million for the twenty-six weeks ended June 29, 2018.

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

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. The interest rate on this facility at June 28, 2019 was 5.9% and the final maturity of the Term Loan Facility is June 22, 2022.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of June 28, 2019, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below the greater of $10.0 million or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On July 6, 2018, the Company borrowed $47.1 million under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $43.2 million outstanding under the ABL Facility as of June 28, 2019, bearing an interest rate of 3.7%.

As of June 28, 2019, the Company was in compliance with all debt covenants under the ABL Facility and the Company had reserved $16.8 million of the ABL Facility for the issuance of letters of credit. As of June 28, 2019, funds totaling $90.0 million were available for borrowing under the ABL Facility.

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

Net cash provided by operations was $21.9 million for the twenty-six weeks ended June 28, 2019, an increase of $3.0 million from the $18.9 million provided by operations for the twenty-six weeks ended June 29, 2018. The primary reasons for the increase was increased cash generated through net income, partially offset by a decrease in cash from working capital changes. The primary cause for the increase in cash generated from net income was an increase in operating income and lower interest expense. The decrease in cash provided by changes in working capital was primarily due to a decrease in cash from accounts payable changes and prepaid expenses and other current assets changes of $11.2 million and $2.2 million, respectively, partially offset by increases in cash from accounts receivable changes and inventories changes of $7.6 million and $2.2 million, respectively.

Net cash used in investing activities was $36.8 million for the twenty-six weeks ended June 28, 2019, an increase of $19.4 million from the net cash used in investing activities of $17.4 million for the twenty-six weeks ended June 29, 2018. The increase in net cash used was primarily due to more cash paid for acquisitions and capital expenditures.

Net cash used in financing activities was $3.2 million for the twenty-six weeks ended June 28, 2019, a decrease of $0.2 million from the $3.4 million used in financing activities for the twenty-six weeks ended June 29, 2018. This decrease was primarily due to the fact we are no longer required to make quarterly amortization payments on our Term Loan as a result of the $47.1 million prepayment we made in the third quarter of 2018, partially offset by the $1.0 million principal payment we made on the ABL Facility during the second quarter of 2019.

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

Off-Balance Sheet Arrangements

As of June 28, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 28, 2019, we had an aggregate of $281.4 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.0 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2019.

Changes in Internal Control over Financial Reporting

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on December 29, 2018. There were no other changes in our internal control over financial reporting during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2019.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2019 to April 26, 2019	—	$—	—	—
April 27, 2019 to May 24, 2019	3,501	$31.67	—	—
May 25, 2019 to June 28, 2019	427	$34.30	—	—
Total	3,928	$31.96	—	—

(1)
During the thirteen weeks ended June 28, 2019, we withheld 3,928 shares to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

10.1	The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed on May 17, 2019).*

10.2	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan.*

10.3	Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan.*

10.4	Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory Plan or Arrangement
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2019.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 31, 2019	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2019	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)