Form 10-Q
period 2019-09-27
Chefs' Warehouse, Inc.
filed 2019-10-30
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 29, 2019: 30,333,387

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 27, 2019 (unaudited)	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,479	$42,410
Accounts receivable, net of allowance of $8,397 in 2019 and $7,460 in 2018	164,562	161,758
Inventories, net	122,225	112,614
Prepaid expenses and other current assets	17,172	11,953
Total current assets	325,438	328,735
Equipment, leasehold improvements and software, net	90,531	85,276
Operating lease right-of-use assets	131,675	—
Goodwill	197,731	184,280
Intangible assets, net	141,910	130,033
Other assets	3,614	4,074
Total assets	$890,899	$732,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,904	$87,799
Accrued liabilities	28,196	24,810
Short-term operating lease liabilities	17,834	—
Accrued compensation	12,088	12,872
Current portion of long-term debt	328	61
Total current liabilities	138,350	125,542
Long-term debt, net of current portion	282,041	278,169
Operating lease liabilities	123,961	—
Deferred taxes, net	10,824	9,601
Other liabilities and deferred credits	13,122	10,410
Total liabilities	568,298	423,722
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 27, 2019 and December 28, 2018	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 30,288,630 and 29,968,483 shares issued and outstanding at September 27, 2019 and December 28, 2018, respectively	303	300
Additional paid in capital	209,868	207,326
Accumulated other comprehensive loss	(2,119)	(2,221)
Retained earnings	114,549	103,271
Total stockholders’ equity	322,601	308,676
Total liabilities and stockholders’ equity	$890,899	$732,398

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$396,880	$361,496	$1,165,327	$1,050,553
Cost of sales	294,887	269,503	866,670	785,798
Gross profit	101,993	91,993	298,657	264,755
Operating expenses	91,345	81,725	266,323	233,799
Operating income	10,648	10,268	32,334	30,956
Interest expense	4,517	4,676	13,913	15,036
Loss on asset disposal	24	—	64	30
Income before income taxes	6,107	5,592	18,357	15,890
Provision for income taxes	1,682	1,435	5,052	4,370
Net income	$4,425	$4,157	$13,305	$11,520
Other comprehensive income (loss):
Foreign currency translation adjustments	(71)	(96)	102	(1,299)
Comprehensive income	$4,354	$4,061	$13,407	$10,221
Net income per share:
Basic	$0.15	$0.14	$0.45	$0.40
Diluted	$0.15	$0.14	$0.45	$0.40
Weighted average common shares outstanding:
Basic	29,549,308	29,080,929	29,511,143	28,458,972
Diluted	29,954,837	29,743,851	29,723,609	29,619,703

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay tax withholding	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423
Net income	—	—	—	—	7,746	7,746
Stock compensation	346,915	3	1,085	—	—	1,088
Exercise of stock options	7,193	—	146	—	—	146
Cumulative translation adjustment	—	—	—	118	—	118
Shares surrendered to pay tax withholding	(3,928)	—	(126)	—	—	(126)
Balance June 28, 2019	30,291,364	$303	$209,016	$(2,048)	$110,124	$317,395
Net income	—	—	—	—	4,425	4,425
Stock compensation	(3,045)	—	908	—	—	908
Exercise of stock options	3,836	—	77	—	—	77
Cumulative translation adjustment	—	—	—	(71)	—	(71)
Shares surrendered to pay tax withholding	(3,525)	—	(133)	—	—	(133)
Balance September 27, 2019	30,288,630	$303	$209,868	$(2,119)	$114,549	$322,601

Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	544	544
Stock compensation	284,618	3	834	—	—	837
Cumulative translation adjustment	—	—	—	(922)	—	(922)
Shares surrendered to pay tax withholding	(20,100)	—	(472)	—	—	(472)
Balance March 30, 2018	28,706,726	$287	$167,359	$(2,471)	$83,413	$248,588
Net income	—	—	—	—	6,819	6,819
Stock compensation	23,547	—	1,072	—	—	1,072
Cumulative translation adjustment	—	—	—	(281)	—	(281)
Shares surrendered to pay tax withholding	(4,200)	—	(99)	—	—	(99)
Balance June 29, 2018	28,726,073	$287	$168,332	$(2,752)	$90,232	$256,099
Net income	—	—	—	—	4,157	4,157
Stock compensation	2,000	—	1,090	—	—	1,090
Conversion of subordinated notes	1,246,272	13	37,002	—	—	37,015
Cumulative translation adjustment	—	—	—	(96)	—	(96)
Shares surrendered to pay tax withholding	(4,147)	—	(120)	—	—	(120)
Balance September 28, 2018	29,970,198	$300	$206,304	$(2,848)	$94,389	$298,145

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$13,305	$11,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,539	7,234
Amortization of intangible assets	9,485	8,949
Provision for allowance for doubtful accounts	3,277	2,811
Non-cash operating lease expense	1,790	454
Deferred taxes	2,003	561
Amortization of deferred financing fees	1,566	1,657
Stock compensation	2,911	2,999
Change in fair value of contingent earn-out liabilities	5,331	2,026
Loss on asset disposal	64	30
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,069)	(4,302)
Inventories	(7,588)	(4,336)
Prepaid expenses and other current assets	(5,163)	(148)
Accounts payable, accrued liabilities and accrued compensation	(9,185)	7,163
Other assets and liabilities	(2,721)	(3,112)
Net cash provided by operating activities	23,545	33,506

Cash flows from investing activities:
Capital expenditures	(12,302)	(9,407)
Cash paid for acquisitions, net of cash received	(28,077)	(11,899)
Proceeds from asset disposals	—	30
Net cash used in investing activities	(40,379)	(21,276)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(1,793)	(49,359)
Payment of deferred financing fees	—	(877)
Proceeds from exercise of stock options	635	—
Surrender of shares to pay withholding taxes	(1,001)	(691)
Cash paid for contingent earn-out liability	(967)	—
Borrowings under asset based loan facility	—	47,100
Payments under asset based loan facility	(960)	—
Net cash used in financing activities	(4,086)	(3,827)

Effect of foreign currency on cash and cash equivalents	(11)	(50)
Net change in cash and cash equivalents	(20,931)	8,353
Cash and cash equivalents-beginning of period	42,410	41,504
Cash and cash equivalents-end of period	$21,479	$49,857

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year-end to the calendar year. The Company’s business consists of three operating segments: East Coast, Midwest and West Coast that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolatiers, cruise lines, casinos and specialty food stores.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2019, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 27, 2019 are not necessarily indicative of the results to be expected for the full year.

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

The use of hindsight in assessing lease term resulted in a $2,027 cumulative effect adjustment to opening retained earnings. Adoption had a material impact on the Company’s consolidated balance sheet as a result of recognizing ROU assets and lease liabilities for its operating leases of $118,031 and $126,309, respectively, but it did not materially impact the Company’s consolidated statements of operations or debt covenants. There has been no significant change to the accounting for finance leases.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
Center-of-the-Plate	$176,777	44.5%	$152,805	42.3%	$516,906	44.4%	$454,674	43.3%
Dry Goods	70,255	17.7%	65,269	18.1%	206,773	17.7%	185,244	17.6%
Pastry	53,579	13.5%	49,219	13.6%	160,316	13.8%	144,379	13.7%
Cheese and Charcuterie	40,500	10.2%	39,481	10.9%	117,073	10.0%	111,497	10.6%
Dairy and Eggs	27,480	6.9%	27,511	7.6%	81,765	7.0%	77,778	7.4%
Oils and Vinegars	20,487	5.2%	19,808	5.5%	60,117	5.2%	56,325	5.4%
Kitchen Supplies	7,802	2.0%	7,403	2.0%	22,377	1.9%	20,656	2.0%
Total	$396,880	100%	$361,496	100%	$1,165,327	100%	$1,050,553	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is relieved when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,030 and $1,496 as of September 27, 2019 and December 28, 2018, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $306 and $303 as of September 27, 2019 and December 28, 2018, respectively. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $189 and $191 as of September 27, 2019 and December 28, 2018, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income per share:
Basic	$0.15	$0.14	$0.45	$0.40
Diluted	$0.15	$0.14	$0.45	$0.40
Weighted average common shares:
Basic	29,549,308	29,080,929	29,511,143	28,458,972
Diluted	29,954,837	29,743,851	29,723,609	29,619,703

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net income	$4,425	$4,157	$13,305	$11,520
Add effect of dilutive securities
Interest on convertible notes, net of tax	—	26	—	358
Adjusted net income available to common shareholders	$4,425	$4,183	$13,305	$11,878
Denominator:
Weighted average basic common shares outstanding	29,549,308	29,080,929	29,511,143	28,458,972
Dilutive effect of unvested common shares	405,529	313,229	212,466	221,411
Dilutive effect of convertible notes	—	349,693	—	939,320
Weighted average diluted common shares outstanding	29,954,837	29,743,851	29,723,609	29,619,703

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Restricted share awards (“RSAs”)	330,696	—	122,876	388
Convertible subordinated notes	91,053	—	91,053	—

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $11,007 and $2,792 as of September 27, 2019 and December 28, 2018, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations. In May 2019, the Company fully settled its Del Monte earn-out liability for $200.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Bassian	Other Acquisitions	Total
Balance December 28, 2018	—	3,649	—	1,441	5,090
Acquisition value	—	—	7,450	479	7,929
Cash payments	(200)	—	—	(1,000)	(1,200)
Changes in fair value	200	3,710	372	1,049	5,331
Balance September 27, 2019	$—	$7,359	$7,822	$1,969	$17,150

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

	September 27, 2019
	Carrying Value	Fair Value
Convertible Unsecured Note	$4,000	$4,273

Note 5 – Acquisitions

Bassian

On February 25, 2019, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty center-of-the-plate distributor based in northern California. The aggregate purchase price for the transaction was approximately $31,777, including $27,990 paid in cash at closing and the issuance of a $4,000 unsecured convertible note, partially offset by the settlement of a net working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9,000 over a four-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $7,822 and $7,450 as of September 27, 2019 and February 25, 2019, respectively. Subsequent to its initial valuation, the Company recorded measurement period adjustments that increased goodwill by $1,818 mainly due to a $3,370 increase in the fair value of the earn-out liability and a $1,441 increase in current liabilities, partially offset by a $3,085 increase in the fair value of other intangible assets.

Customer relationships, non-compete agreements and trademarks are valued at fair value using Level 3 inputs and are being amortized over 15, 5 and 10 years, respectively. Goodwill for the Bassian acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established center-of-the-plate distributor to grow the Company's center-of-the-plate product category in the West Coast region, as well as any intangible assets that do not qualify for separate recognition. The Company recognized professional fees of $235 in operating expenses related to the Bassian acquisition. The Company reflected net sales of $14,850 and $35,213 for Bassian in its consolidated statement of operations for the thirteen and thirty-nine weeks ended September 27, 2019, respectively. The Company has determined that separate disclosure of Bassian earnings is impracticable due to the commencement of integration of the Bassian business into the Company's operations in the San Francisco market.

The table below sets forth the purchase price allocation of the Bassian acquisition:

Bassian
Current assets	$6,657
Customer relationships	15,530
Trademarks	4,610
Non-compete agreements	1,000
Goodwill	13,065
Fixed assets	856
Other assets	10
Current liabilities	(2,501)
Earn-out liability	(7,450)
Total consideration	$31,777

Note 6 – Inventories

Inventories consist primarily of finished product. Our different entities record inventories using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventories are reflected net of adjustments for shrinkage, excess and obsolescence totaling $1,870 and $1,921 at September 27, 2019 and December 28, 2018, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of September 27, 2019 and December 28, 2018 consisted of the following:

	Useful Lives	September 27, 2019	December 28, 2018
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,325	1,292
Machinery and equipment	5-10 years	20,651	17,837
Computers, data processing and other equipment	3-7 years	13,168	11,244
Software	3-7 years	29,345	22,779
Leasehold improvements	1-40 years	69,515	60,565
Furniture and fixtures	7 years	3,337	3,268
Vehicles	5-7 years	4,041	2,769
Other	7 years	95	95
Construction-in-process		8,314	15,757
		150,961	136,776
Less: accumulated depreciation and amortization		(60,430)	(51,500)
Equipment, leasehold improvements and software, net		$90,531	$85,276

Construction-in-process at September 27, 2019 related primarily to the implementation of the Company’s ERP system and at December 28, 2018 related primarily to the implementation of the Company’s ERP system and the buildout of the Company’s headquarters in Ridgefield, CT. The buildout of the Company’s headquarters was completed during fiscal 2019. The rollout of its ERP system will continue through fiscal 2020.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Depreciation expense, excluding finance leases	$2,473	$1,710	$6,595	$5,245
Software amortization	$926	$1,008	$2,746	$1,941

The net book value of equipment financed under finance leases at September 27, 2019 and December 28, 2018 was $1,633 and $52, respectively.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2018	$184,280
Acquisitions	13,424
Foreign currency translation	27
Carrying amount as of September 27, 2019	$197,731

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years. Other intangible assets as of September 27, 2019 and December 28, 2018 consisted of the following:

September 27, 2019	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$135,217	$(43,174)	$92,043
Non-compete agreements	8,579	(7,407)	1,172
Trademarks	64,495	(15,800)	48,695
Total	$208,291	$(66,381)	$141,910

December 28, 2018
Customer relationships	$119,488	$(36,185)	$83,303
Non-compete agreements	7,579	(7,251)	328
Trademarks	59,862	(13,460)	46,402
Total	$186,929	$(56,896)	$130,033

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,301 and $2,966 for the thirteen weeks ended September 27, 2019 and September 28, 2018, respectively, and $9,485 and $8,949 for the thirty-nine weeks ended September 27, 2019 and September 28, 2018, respectively.

Estimated amortization expense for other intangibles for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter is as follows:

2019	$3,271
2020	12,847
2021	12,843
2022	12,063
2023	11,035
Thereafter	89,851
Total	$141,910

Note 9 – Debt Obligations

Debt obligations as of September 27, 2019 and December 28, 2018 consisted of the following:

	September 27, 2019	December 28, 2018
Senior secured term loan	$238,129	$239,745
Asset based loan facility	43,225	44,185
Convertible unsecured note	4,000	—
Finance lease and other financing obligations	1,645	193
Deferred finance fees and original issue discount	(4,630)	(5,893)
Total debt obligations	282,369	278,230
Less: current installments	(328)	(61)
Total debt obligations excluding current installments	$282,041	$278,169

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

As of September 27, 2019, the Company was in compliance with all debt covenants and the Company had reserved $16,641 of the asset based loan facility (“ABL Facility”) for the issuance of letters of credit. As of September 27, 2019, funds totaling $90,135 were available for borrowing under the ABL Facility. The interest rates on the Company’s senior secured term loan and ABL Facility were 5.5% and 3.3%, respectively, at September 27, 2019.

Note 10 – Leases

The components of net lease cost were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2019	September 27, 2019
Operating lease cost	$7,010	$20,450
Finance lease cost:
Amortization of right-of-use asset	85	198
Interest expense on lease liabilities	25	65
Total finance lease cost	$110	$263
Short-term lease cost	531	1,428
Variable lease cost	794	2,105
Sublease income	(119)	(490)
Total lease cost, net	$8,326	$23,756

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	September 27, 2019
Short-term finance lease liabilities	Current portion of long-term debt	$317
Long-term finance lease liabilities	Long-term debt, net of current portion	$1,316

The maturities of the Company’s operating and finance lease liabilities for the remainder of the fiscal year ending December 27, 2019 and each of the next four fiscal years and thereafter were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2019	$125	$3,323	$3,235	$6,683	$102
2020	365	13,373	11,592	25,330	406
2021	—	13,049	9,322	22,371	402
2022	—	12,976	7,282	20,258	386
2023	—	12,147	4,787	16,934	323
Thereafter	—	108,736	2,352	111,088	282
Total	$490	$163,604	$38,570	$202,664	$1,901
Less interest				(60,869)	(268)
Present value				$141,795	$1,633

At September 27, 2019, the weighted-average lease term for operating and finance leases was 13.9 years and 5.0 years, respectively. At September 27, 2019, the weighted-average discount rate for operating and finance leases was 6.3% and 5.6%, respectively.

As of September 27, 2019, the Company is contractually obligated to make payments of approximately $5,800, related to several vehicle leases that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

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

Note 11 – Stockholders’ Equity

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

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 27, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 28, 2018	526,730	$20.60
Granted	375,383	34.43
Vested	(113,423)	21.44
Forfeited	(55,193)	20.46
Unvested at September 27, 2019	733,497	$27.56

The Company granted 375,383 RSAs to its employees and directors at a weighted average grant date fair value of $34.43 during the thirty-nine weeks ended September 27, 2019. These awards are a mix of time and performance-based grants that generally vest over a one- to five-year period. The Company recognized expense totaling $908 and $940 on its RSAs during the thirteen weeks ended September 27, 2019 and September 28, 2018, respectively, and $2,797 and $2,548 during the thirty-nine weeks ended September 27, 2019 and September 28, 2018, respectively.

At September 27, 2019, the total unrecognized compensation cost for unvested RSAs was $10,784 and the weighted-average remaining period was approximately 2.5 years. Of this total, $6,778 related to RSAs with time-based vesting provisions and $4,006 related to RSAs with performance-based vesting provisions. At September 27, 2019, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.7 years and 2.1 years, respectively.

The following table summarizes stock option activity during the thirty-nine weeks ended September 27, 2019:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 28, 2018	191,808	$20.23	$2,129	7.2
Granted	—	—
Exercised	(31,412)	20.23
Canceled/Forfeited	—	—
Outstanding and vested at September 27, 2019	160,396	$20.23	$3,134	6.5
Exercisable at September 27, 2019	160,396	$20.23	$3,134	6.5

The stock options fully vested during the first quarter of fiscal 2019. The Company recognized expense of $0 and $150 on stock options during the thirteen weeks ended September 27, 2019 and September 28, 2018, respectively, and $114 and $451 during the thirty-nine weeks ended September 27, 2019 and September 28, 2018, respectively.

As of September 27, 2019, there were 2,231,236 shares available for grant under the 2019 Plan. No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 12 – Related Parties

The Company follows the guidance in Accounting Standards Codification Topic ASC 850, “Related Party Disclosure”, which requires the disclosure of material related party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business.

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $108 and $134 during the thirteen weeks ended September 27, 2019 and September 28, 2018, respectively, and $325 and $400 during the thirty-nine weeks ended September 27, 2019 and September 28, 2018, respectively. This lease was amended during the first quarter of fiscal 2019 and expires on September 30, 2020.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$6,045	$3,905
Cash paid for interest, net of cash received	$12,477	$13,928
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating expenses	$18,575	$—
Operating cash flows from finance leases	$65	$—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$154,330	$—
Finance leases	$1,820	$—
Other non-cash investing and financing activities:
Convertible notes issued for acquisitions	$4,000	$37,015
Contingent earn-out liabilities for acquisitions	$7,929	$767

Note 14 – Subsequent Events

On October 25, 2019, the Company paid $3,000 to the former owners of Fells Point related to their successful attainment of the targeted EBITDA in their earn-out agreement.

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

OVERVIEW

We are a premier distributor of specialty foods in eight of the leading culinary markets in the United States. We offer more than 55,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our 16 geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”), we also sell certain of our center-of-the-plate products directly to consumers.

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

RECENT ACQUISITIONS

On February 25, 2019, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty center-of-the-plate distributor based in northern California. The aggregate purchase price for the transaction was approximately $31.8 million consisting of $28.0 million in cash paid at closing and the issuance of a $4.0 million unsecured convertible note, partially offset by the settlement of a net working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9.0 million over a four-year period.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.7 million square feet in 29 distribution facilities at September 27, 2019 and have invested significantly in acquisitions, infrastructure and management.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3%	74.6%	74.4%	74.8%
Gross profit	25.7%	25.4%	25.6%	25.2%
Operating expenses	23.0%	22.6%	22.9%	22.3%
Operating income	2.7%	2.8%	2.7%	2.9%
Other expense (income):
Interest and other expense	1.1%	1.3%	1.2%	1.4%
Income before income taxes	1.6%	1.5%	1.5%	1.5%
Provision for income taxes	0.4%	0.4%	0.4%	0.4%
Net income	1.2%	1.1%	1.1%	1.1%

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

Thirteen Weeks Ended September 27, 2019 Compared to Thirteen Weeks Ended September 28, 2018

Net Sales

Net sales for the thirteen weeks ended September 27, 2019 increased approximately 9.8%, or $35.4 million, to $396.9 million from $361.5 million for the thirteen weeks ended September 28, 2018. Organic growth contributed $16.2 million, or 4.5% to sales growth in the quarter. The remaining sales growth of $19.2 million, or 5.3%, resulted from acquisitions. Organic case count grew approximately 3.2% in our specialty category with unique customers and placements growth at 3.9% and 3.1%, respectively, compared to the prior year quarter. Pounds sold in our center-of-the-plate category increased approximately 0.9% compared to the prior year quarter. Estimated inflation was 2.5% in our specialty category and 1.5% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

Gross profit increased approximately 10.9%, or $10.0 million, to $102.0 million for the thirteen weeks ended September 27, 2019 from $92.0 million for the thirteen weeks ended September 28, 2018. Gross profit margin increased approximately 25 basis points to 25.7% from 25.4%. Gross margins increased 24 basis points in the Company’s specialty category and increased 54 basis points in the Company’s center-of-the-plate category compared to the prior year quarter.

Operating Expenses

Total operating expenses increased by approximately 11.8%, or $9.6 million, to $91.3 million for the thirteen weeks ended September 27, 2019 from $81.7 million for the thirteen weeks ended September 28, 2018. Total operating expenses includes charges for changes in the fair value of certain contingent earn-out liabilities of $2.5 million and $1.8 million for the thirteen weeks ended September 27, 2019 and September 28, 2018, respectively. As a percentage of net sales, operating expenses were 23.0% in the third quarter of 2019 compared to 22.6% in the third quarter of 2018, an increase of 40 basis points. The primary drivers of the increase in the ratio of operating expenses to sales were the earn-out adjustments and a 42 basis point increase in warehouse costs, primarily related to our investment in Texas and our new facility in Los Angeles, partially offset by lower distribution expenses as a percentage of sales versus the third quarter of 2018.

Operating Income

Operating income for the thirteen weeks ended September 27, 2019 was $10.6 million compared to $10.3 million for the thirteen weeks ended September 28, 2018. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above. As a percentage of net sales, operating income was 2.7% in the third quarter of 2019 compared to 2.8% in the third quarter of 2018.

Interest and Other Expense

Interest and other expense decreased to $4.5 million for the thirteen weeks ended September 27, 2019 compared to $4.7 million for the thirteen weeks ended September 28, 2018 due to lower effective interest rates charged on the Company’s outstanding debt.

Provision for Income Taxes

For the thirteen weeks ended September 27, 2019, we recorded an effective income tax rate of 27.5%. For the thirteen weeks ended September 28, 2018, our effective income tax rate was 25.7%.

Net Income

Reflecting the factors described above, net income was $4.4 million for the thirteen weeks ended September 27, 2019, compared to net income of $4.2 million for the thirteen weeks ended September 28, 2018.

Thirty-Nine Weeks Ended September 27, 2019 Compared to Thirty-Nine Weeks Ended September 28, 2018

Net Sales

Net sales for the thirty-nine weeks ended September 27, 2019 increased approximately 10.9%, or $114.8 million, to $1,165.3 million from $1,050.6 million for the thirty-nine weeks ended September 28, 2018. Organic growth contributed $48.8 million or 4.6% to sales growth in the period. The remaining sales growth of $66.0 million, or 6.3% resulted from acquisitions. Organic case count grew approximately 3.5%, in our specialty category. In addition, growth in unique customers and placements grew 4.8% and 3.8%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category increased 1.6% compared to the prior year period. Estimated inflation was 2.2% in our specialty category and 1.6% in our center-of-the-plate category compared to the prior year period.

Gross Profit

Gross profit increased approximately 12.8%, or $33.9 million, to $298.7 million for the thirty-nine weeks ended September 27, 2019, from $264.8 million for the thirty-nine weeks ended September 28, 2018. Gross profit margin increased approximately 43 basis points to 25.6% from 25.2%. Gross margins increased 12 basis points in the Company’s specialty category and increased 95 basis points in the Company’s center-of-the-plate category compared to the prior year period.

Operating Expenses

Total operating expenses increased by approximately 13.9%, or $32.5 million, to $266.3 million for the thirty-nine weeks ended September 27, 2019 from $233.8 million for the thirty-nine weeks ended September 28, 2018. Total operating expenses are inclusive of non-cash charges for changes in the fair value of certain contingent earn-out liabilities of $5.3 million and $2.0 million for the thirty-nine weeks ended September 27, 2019 and September 28, 2018, respectively. As a percentage of net sales, operating expenses were 22.9% in the current period compared to 22.3% in the prior year period. The 60 basis point increase in the Company’s operating expense ratio is primarily driven by the earn-out adjustments and a 25 basis point increase in warehouse costs, primarily related to our investment in Texas and our new facility in Los Angeles .

Operating Income

Operating income for the thirty-nine weeks ended September 27, 2019 was $32.3 million compared to $31.0 million for the thirty-nine weeks ended September 28, 2018. The increase in operating income was driven primarily by increased gross profit, offset in part by higher operating expenses, as discussed above. As a percentage of net sales, operating income was 2.7% for the thirty-nine weeks ended September 27, 2019 compared to 2.9% for the thirty-nine weeks ended September 28, 2018.

Interest and Other Expense

Interest and other expense decreased to $14.0 million for the thirty-nine weeks ended September 27, 2019 compared to $15.1 million for the thirty-nine weeks ended September 28, 2018 due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the $36.8 million of convertible subordinated notes during the third quarter of 2018.

Provision for Income Taxes

For the thirty-nine weeks ended September 27, 2019 and September 28, 2018, we recorded an effective income tax rate of 27.5%.

Net Income

Reflecting the factors described above, net income was $13.3 million for the thirty-nine weeks ended September 27, 2019, compared to net income of $11.5 million for the thirty-nine weeks ended September 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, equity financing, operating leases and trade payables.

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

The interest rates per annum applicable to Term Loans, will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company, in each case plus an applicable margin percentage. The interest rate on this facility at September 27, 2019 was 5.9% and the final maturity of the Term Loan Facility is June 22, 2022.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of September 27, 2019, the Company was in compliance with all debt covenants under the Term Loan Facility.

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

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Facility will be, at the co-borrowers’ option, equal to either a base rate or an adjusted LIBOR rate for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company, in each case plus an applicable margin percentage. The Company will pay certain recurring fees with respect to the ABL Facility, including fees on the unused commitments of the lenders. The ABL Facility contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The ABL Facility will require compliance with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below the greater of $10.0 million or 10% of the borrowing base. Borrowings under the ABL Facility will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. On July 6, 2018, the Company borrowed $47.1 million under the ABL Facility and made an equivalent prepayment on its senior secured term loan. There was $43.2 million outstanding under the ABL Facility as of September 27, 2019, bearing an interest rate of 3.3%.

As of September 27, 2019, the Company was in compliance with all debt covenants under the ABL Facility and the Company had reserved $16.6 million of the ABL Facility for the issuance of letters of credit. As of September 27, 2019, funds totaling $90.1 million were available for borrowing under the ABL Facility.

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

Liquidity

We anticipate capital expenditures, excluding cash paid for acquisitions, for fiscal 2019 will be in the range of $18.0 million to $20.0 million down from our original estimate of $24.0 million to $26.0 million due to changes in the timing of certain planned expansions of our distribution facilities. Recurring capital expenditures will be financed with cash generated from operations and borrowings under our ABL Facility. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base. Future investments and acquisitions will be financed through either internally generated cash flow, borrowings under our senior secured credit facilities in place at the time of the potential investment or acquisition or through the issuance of equity or debt securities, including, but not limited to, longer-term, fixed-rate debt securities and shares of our common stock.

Cash Flows

Net cash provided by operations was $23.5 million for the thirty-nine weeks ended September 27, 2019, a decrease of $10.0 million from the $33.5 million provided by operations for the thirty-nine weeks ended September 28, 2018. The primary reasons for the decrease was a decrease in cash from working capital changes, partially offset by increased cash generated from net income. The decrease in cash provided by changes in working capital was primarily due to a decrease in cash from accounts payable changes, prepaid expense and other current assets changes and inventories changes of $16.3 million, $5.0 million and $3.3 million, respectively, partially offset by an increase in cash from accounts receivable changes of $3.2 million. The primary cause for the increase  in cash generated from net income was as an increase in operating income and lower interest expense.

Net cash used in investing activities was $40.4 million for the thirty-nine weeks ended September 27, 2019, an increase of $19.1 million from the net cash used in investing activities of $21.3 million for the thirty-nine weeks ended September 28, 2018. The increase in net cash used was primarily due to more cash paid for acquisitions and capital expenditures.

Net cash used in financing activities was $4.1 million for the thirty-nine weeks ended September 27, 2019, an increase of $0.3 million from the $3.8 million used in financing activities for the thirty-nine weeks ended September 28, 2018. This increase was primarily due to the payment of contingent earn-out obligations during the third quarter of 2019, partially offset by lower principal payments on our debt as a result of the $47.1 million prepayment we made in the third quarter of 2018, partially offset by the $1.0 million principal payment we made on the ABL Facility during the second quarter of 2019.

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

Off-Balance Sheet Arrangements

As of September 27, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 27, 2019, we had an aggregate $281.4 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.0 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2019.

Changes in Internal Control over Financial Reporting

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on December 29, 2018. There were no other changes in our internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2019.

ITEM 2.         ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2019 to July 26, 2019	—	$—	—	—
July 27, 2019 to August 23, 2019	3,293	37.52	—	—
August 24, 2019 to September 27, 2019	232	31.97	—	—
Total	3,525	$37.73	—	—

(1)
During the thirteen weeks ended September 27, 2019, we withheld 3,525 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to our officers and key employees.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

10.1	The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2019.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 30, 2019	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2019	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)