Form 10-K
period 2019-12-27
Chefs' Warehouse, Inc.
filed 2020-02-24
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2019

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
Ridgefield, Connecticut, 06877
(Address of principal executive offices)
Registrant’s telephone number, including area code: (203) 894-1345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	CHEF	Nasdaq
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 28, 2019): $892,123,040

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2020
Common Stock, $.01 par value per share	30,307,661 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 15, 2020 (“Proxy Statement”)	Part III

Total number of pages: 81

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

Item 1.     BUSINESS

We are a premier distributor of specialty food and center-of-the-plate products in the United States and Canada. We are focused on serving the specific needs of chefs who own and/or operate some of the leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores in the United States and Canada (collectively, our “core customers”). We believe that we have a distinct competitive advantage in serving these customers as a result of our extensive selection of distinctive and hard-to-find specialty and center-of-the-plate food products, our product knowledge and our customer service.

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 55,000 stock-keeping units (“SKUs”) from more than 2,200 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our mail and e-commerce platform of Allen Brothers, Inc. (“Allen Brothers”).

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.0 billion for the fiscal year ended December 25, 2015 to $1.6 billion for the fiscal year ended December 27, 2019. During these periods and in prior years, our sales to both new and existing customers have increased as a result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 25, 2015, we have completed nine acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these nine acquisitions resulted in aggregate up-front cash consideration of more than $92.7 million, which we funded with cash generated from our operations, borrowings under our then existing indebtedness and the proceeds of our common stock offerings.

Excluding our direct-to-consumer business, we currently serve more than 34,000 customer locations in our sixteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas. By leveraging an experienced and sophisticated sales force of approximately 550 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 31 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our over 30-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas, create and set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 55,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

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

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 34,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than ten years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer center-of-the-plate business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 550 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. Our average distribution service level, or the percentage of in-stock items ordered by customers that are not part of our direct-to-consumer center-of-the-plate business that were delivered by the requested date, was in excess of 98% in fiscal 2019, which we believe is among the highest rates in the foodservice distribution industry. With 31 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 55,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our core customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through the acquisition of wholesale specialty distributors and high quality center-of-the-plate protein suppliers, manufacturers and distributors.

Expand our Customer Base Within our Existing Markets. As of December 27, 2019, we served more than 34,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

Improve our Operating Margins. As we continue to grow, we believe that the investments we are making in our facilities and information technology platforms, along with improved efficiencies that we are working to achieve in our general and administrative functions, should yield both improved customer service and increased profitability. Utilizing our fleet of delivery trucks, we usually fill customer orders within 12-24 hours of order placement. We intend to continue to offer our customers this high level of customer service, while maintaining our focus on realizing efficiencies and economies of scale in purchasing, warehousing, distribution and general and administrative functions which, when combined with incremental fixed-cost leverage, we believe will lead to continued improvements in our operating margin over time.

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed seventeen acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 34,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 7.0% of total net sales for our 2019 fiscal year.

Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

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

We extend credit to virtually all of our core customers on varying terms. Most of our customers have payment terms from 14 - 60 days. We complete a formal credit assessment of all significant new core customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks and seafood and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 55,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 550 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. To ensure a high level of customer service, we currently maintain a ratio of approximately one sales professional for every 61 of our core customers. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

Our Operations and Distribution Centers

Operating out of 31 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. Our average distribution service level, or the percentage of in-stock items ordered by customers that were delivered by the requested date, was in excess of 98% for the fiscal year ended December 27, 2019, which our management believes is among the highest in the foodservice distribution industry. To achieve these high service levels, we have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have implemented pick-to-voice technology in each of our distribution facilities, which enables our warehouse employees to fill orders with greater speed and accuracy and are implementing inventory scanning platforms in an effort to reduce damages and returns.

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

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte, Fells Point, Bassian Farms and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 27, 2019, we had 2,447 full-time employees, 207 of whom (approximately 8%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2020 and 2022. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

We are also subject to state and local regulation through such measures as the licensing of our facilities, enforcement by state and local health agencies of state and local standards for our products and facilities and regulation of our trade practices in connection with the sale of products. Our facilities are generally inspected at least annually by federal and/or state authorities. These facilities are also subject to inspections and regulations issued pursuant to the Occupational Safety and Health Act by the U.S. Department of Labor, which require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents and to establish hazard communication programs to transmit information about the hazards of certain chemicals present in certain products that we distribute. Our Canadian distribution facilities, repackaging activities and other operations also are subject to regulation and inspection by the Canadian Food Inspection Agency and provincial health authorities.

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

We have also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is publicly available on the Investor Relations section of our website (http://www.chefswarehouse.com) and is available free of charge by writing to The Chefs’ Warehouse, Inc., 100 East Ridge Road, Ridgefield, Connecticut 06877, Attn: Investor Relations. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, we intend to make any legally required disclosures regarding such amendments or waivers on the Investors section of our website (http://www.chefswarehouse.com).

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC located at http://www.sec.gov.

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	60
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

John Pappas Vice Chairman and Director	56
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

James Leddy Chief Financial Officer	56
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	39
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

Timothy McCauley Chief Accounting Officer	55
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

Patricia Lecouras Chief Human Resources Officer	64
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

Our business is exposed to reductions in consumer discretionary spending because our target customers operate in the food-away-from-home industry. Consumer discretionary spending may be affected by many factors outside of our control, including general economic conditions, disposable income levels and consumer confidence levels. In uncertain economic environments, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across lower sales volume. Also, similar economic conditions could lead to consumers purchasing less from our direct-to-consumer Allen Brothers business. Moreover, if a prolonged downturn or uncertain outlook in the economy were to occur, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis or purchasing less from Allen Brothers. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

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

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure investors in our common stock that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. Moreover, there may be additional risks that we face to the extent that we acquire companies that are principally involved in the distribution of products that we have not historically distributed, like fresh produce.

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

With our acquisitions of Michael’s Finer Meats, LLC (“Michael’s”), Allen Brothers, Del Monte Capitol Meat Co. and related entities (“Del Monte”), Fells Point Wholesale Meats, Inc. (“Fells Point”) and Bassian Farms, Inc. and related entities (“Bassian”), a larger percentage of our revenues is expected to come from center-of-the-plate products. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of export restrictions on U.S. beef products or lower demand internationally for U.S. beef products, may result in us lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

Our operations are subject to extensive regulation and oversight by the USDA, the FDA, and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

Our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures.

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate protein items, are priced on a “cost plus” markup, which helps mitigate the negative impact of deflation. If our product mix changes, we may face increased risks of margin compression, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. Our inability to effectively price our specialty food products or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 24.9% of our net sales in our 2019 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte and Bassian, we now have significant operations in the San Francisco Bay area and Los Angeles, California. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, California areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami and Orlando are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases, these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

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

Consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming the products we distribute. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that impact the ingredients and nutritional content of our products or require us to disclose the nutritional content of products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our products, may be costly and time consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our product offerings to trends in eating habits.

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

As of December 27, 2019, we had approximately $396.0 million of total indebtedness, consisting of $238.1 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $154.0 million of convertible debt and $3.9 million of finance leases. We had no borrowings outstanding under our asset-based loan facility (“ABL”). See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Our indebtedness could have important consequences to you. For example our indebtedness:

•
requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our Term Loan and ABL (together the “Credit Facilities”) are at variable rates;

•	in the case of our convertible debt, could result in the issuance of additional shares of our common stock that would result in the dilution of our then-existing stockholders;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

If our earnings are insufficient to fund our operations, including our acquisition growth strategy, we will need to raise additional capital or issue additional debt, including longer-term, fixed-rate debt, to pay our indebtedness as it comes due or as our availability under our ABL is exhausted. If we are unable to obtain funds necessary to make required payments or if we fail to comply with the various requirements of our Credit Facilities and convertible debt agreements, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness requiring the repayment of outstanding borrowings would have a material adverse effect on our business, financial condition and results of operations. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

Although the agreements governing the Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

The agreements governing the Credit Facilities require us to maintain fixed charge coverage ratios and leverage ratios. Our ability to comply with these ratios in the future may be affected by events beyond our control, and our inability to comply with the required financial ratios could result in a default under the Credit Facilities. In the event of events of default, the lenders under the Credit Facilities could elect to terminate lending commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. See “Management’s Discussion and Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources, including availability under our ABL, faster than we currently anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, including longer-term, fixed-rate debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements or grow our business through acquisitions, or otherwise. If we issue new debt securities, the debt holders may have rights senior to those of our common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or convertible debt, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend upon market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all.

There are inherent risks in our ability to borrow debt capital. Lenders, including those participating in the Credit Facilities, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our ABL, refinance our existing indebtedness or obtain other financing on favorable terms or at all. Our access to funds under the Credit Facilities is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected in a material manner if we were unable to draw funds under the ABL because of a lender default or if we had to obtain other cost-effective financing. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including our entry into new markets, including through acquisitions) and reducing or eliminating other discretionary uses of cash.

Changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate, may adversely affect interest charged on our outstanding debt.

A portion of the interest rate charged on our Term Loan is currently based on LIBOR and, at our option, a component of the interest charged on the borrowings outstanding on our ABL, if any, may bear interest rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Facilities and may not be able to do so with terms that are favorable to us. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Disruption in the financial market or the inability to renegotiate the Credit Facilities with favorable terms could have a material adverse effect on our business, financial condition or results of operations.

Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business.

We rely upon information technology solutions including enterprise networks and software to process, transmit and store data related to virtually all our business processes and activities. Our business involves the storage and transmission of many types of sensitive or confidential information, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our operations. We leverage a suite of integrated hardware and software that relies on the availability of private and public networks to facilitate collaboration among all stakeholders.  Likewise, we use mobile networks, web social media and other online applications to conduct business with suppliers and customers. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses, worms and other disruptive problems. We are continuously improving our information technology solutions, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk.  Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations, due to theft, destruction, loss, misappropriation, or release of confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, and competitive disadvantage, which in turn could adversely affect our business and results of operations. While we have implemented cybersecurity solutions, conducted employee awareness campaigns, employed both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will either continue or be successful.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $275 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $500 thousand per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the plate facilities, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We can make no assurances that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation, which we believe increased as a result of our expansion in California resulting from the Del Monte and Bassian acquisitions and our large workforce in New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 27, 2019, we had 2,447 full-time employees, 207 of whom (approximately 8%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2020 and 2022. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

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

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding green house gas emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

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

As of February 21, 2020, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 16.0% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 14.7% of our outstanding shares of common stock as of February 21, 2020. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We operate 31 distributions centers located in the United States and Canada totaling approximately 1.7 million square feet. We own a 59,500 square foot distribution center in Cincinnati, Ohio and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. All of our other properties are leased. The following table sets forth our distribution, protein processing, corporate and other support facilities by state or province and their approximate aggregate square footage as of February 21, 2020(1).

State / Province	Number of Facilities	Aggregate Size
California	10	618,900
New York	1	231,100
Texas	3	214,300
Illinois	3	144,200
Ohio	2	120,400
Maryland	3	115,300
Nevada	1	74,000
Oregon	1	55,500
Ontario	1	51,300
Florida	2	48,300
New Jersey	1	38,400
Connecticut(2)	1	29,200
British Columbia	1	24,900
Alberta	2	16,500
Arizona	1	14,500
Washington	1	10,500
Total	34	1,807,300

(1)
Excludes the impact of our recent acquisitions of Sid Wainer & Son and Cambridge Packing Co, Inc. more fully described in “Management’s Discussion and Financial Condition and Results of Operations—Overview and Recent Developments.”

(2)	Represents our corporate headquarters in Ridgefield, Connecticut.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of February 21, 2020, there were 78 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 26, 2014 through December 27, 2019 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 26, 2014 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 26, 2014

	December 26, 2014	December 25, 2015	December 30, 2016	December 29, 2017	December 28, 2018	December 27, 2019
The Chefs’ Warehouse, Inc.	$100.00	$78.85	$73.31	$93.05	$142.22	$172.36
NASDAQ Composite Index	$100.00	$105.03	$113.01	$143.62	$136.98	$187.37
S&P Smallcap Food Distributor Index	$100.00	$68.23	$107.24	$73.85	$46.90	$43.92

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 28, 2019 to October 25, 2019	—	$—	—	—
October 26, 2019 to November 22, 2019	594	35.02	—	—
November 23, 2019 to December 27, 2019	—	—	—	—
Total	594	$35.02	—	—

(1)
During the thirteen weeks ended December 27, 2019, we withheld 594 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 27, 2019 have been derived from our audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the fiscal year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	For the Fiscal Years Ended
Statement of Operations Data:	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016	December 25, 2015
Net sales	$1,591,834	$1,444,609	$1,301,520	$1,192,866	$1,046,878
Cost of sales	1,185,481	1,077,562	972,142	891,649	778,167

Gross profit	406,353	367,047	329,378	301,217	268,711
Operating expenses (1)	355,585	318,289	288,251	253,978	228,311

Operating income	50,768	48,758	41,127	47,239	40,400
Interest and other expense (2)	18,365	20,914	22,719	41,563	12,689

Income before income taxes	32,403	27,844	18,408	5,676	27,711
Provision for income taxes (3)	8,210	7,442	4,042	2,653	11,502
Net income	$24,193	$20,402	$14,366	$3,023	$16,209

Basic net income per share	$0.82	$0.71	$0.55	$0.12	$0.63
Diluted net income per share	$0.81	$0.70	$0.54	$0.12	$0.63
Weighted average common shares outstanding:
Basic	29,532	28,703	26,118	25,919	25,532
Diluted	30,073	29,679	27,425	26,030	26,509

Balance Sheet Data (at end of period)
Cash and cash equivalents	$140,233	$42,410	$41,504	$32,862	$2,454
Working capital(4, 5)	$303,005	$203,193	$188,567	$157,117	$125,371
Total assets(4)	$1,013,679	$732,398	$687,749	$633,538	$579,803
Long-term debt, net of current portion	$386,106	$278,169	$313,995	$317,725	$267,349
Total liabilities (4)	$677,746	$423,722	$439,148	$439,778	$391,839
Total stockholders’ equity	$335,933	$308,676	$248,601	$193,760	$187,964

(1)	Fiscal year 2016 includes income of $8,347 related to the revaluation of the Del Monte earn-out liabilities.

(2)	Fiscal year 2016 includes the impact of our debt restructuring resulting in a loss on extinguishment of debt of $22,310.

(3)
Fiscal year 2017 includes a tax benefit of $3,573 related to the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

(4)
Fiscal year 2019 includes the impact of recognizing operating lease right-of-use assets and liabilities as a result of our adoption of Accounting Standards Codification Topic 842, “Leases,” as of December 29, 2018.

(5)	We define working capital as current assets less current liabilities.

Acquisitions Affecting Comparability of Operating Results

The Company has made several acquisitions throughout the five-year period ended December 27, 2019. For acquisitions affecting the comparability of the most recent three fiscal years, refer to the “Recent Significant Acquisitions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods are described below.

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

On April 6, 2015, we acquired substantially all the equity interests of Del Monte for an aggregate purchase price of approximately $184.1 million. Founded in 1926, Del Monte supplied high quality, USDA inspected beef, pork, lamb, veal, poultry and seafood products to Northern California. The funding of the acquisition consisted of the following:

•
$123.9 million in cash, which was funded with cash-on-hand, borrowings under the revolving credit facility portion of our senior secured credit facilities and the issuance of $25.0 million of additional senior secured notes that bore interest at 5.80% per annum due on October 17, 2020;

•	approximately 1.1 million shares of our common stock (valued at $22.17 per share);

•
$36.8 million in convertible subordinated notes issued to certain entities affiliated with Del Monte with a six-year maturity, that bore interest at 2.50% with a conversion price of $29.70 per share; and

•	$1.3 million offset received as an adjustment to the purchase price.

In addition, we paid $4.1 million of additional contingent consideration in the form of an earn-out during fiscal 2016. We fully settled the remaining earn-out liability during fiscal 2019 for an additional $0.2 million.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 55,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of new distribution centers in Chicago, San Francisco, Toronto and Dallas; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share. We believe that as a result of these efforts, we have increased sales from $1.30 billion in fiscal 2017 to $1.59 billion in fiscal 2019.

Recent Significant Acquisitions

On February 3, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc., a specialty center-of-plate producer and distributor in New England. The purchase price was approximately $17.0 million paid in cash at closing and is subject to a customary working capital true-up. We are required to pay additional contingent consideration, if earned, of up to $3.0 million over a two-year period upon successful attainment of certain gross profit targets.

On January 27, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son, a specialty food and produce distributor in New England. The purchase price was approximately $46.5 million paid in cash at closing and is subject to a customary working capital true-up. We are required to pay additional contingent consideration, if earned, of up to $4.0 million over a two-year period upon successful attainment of certain gross profit targets.

On February 25, 2019, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Bassian, a specialty center-of-the-plate distributor based in northern California. The aggregate purchase price for the transaction was approximately $31.8 million, consisting of $28.0 million in cash paid at closing and the issuance of a $4.0 million unsecured convertible note, partially offset by the settlement of a net working capital true-up. We will also pay additional contingent consideration, if earned, which could total $9.0 million over a four-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets.

On August 25, 2017, we entered into an asset purchase agreement to acquire substantially all of the assets of Fells Point, a specialty center-of-the-plate manufacturer and distributor based in the metro Baltimore and Washington DC area. The final purchase price for the transaction was approximately $34.1 million, including $29.7 million paid in cash at closing, $3.3 million consisting of 185,442 shares of our common stock and $1.1 million paid upon settlement of a net working capital true-up. We are also required to pay additional contingent consideration, if earned, in the form of an earn-out amount which could total approximately $12.0 million. The payment of the earn-out liability is subject to the successful achievement of annual

Adjusted EBITDA targets for the Fells Point business over a period of four years following closing. We paid $3.0 million during both fiscal 2018 and fiscal 2019 to the former owners of Fells Point related to the successful attainment of the targeted EBITDA in the first two years of their earn-out agreement.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 1.7 million square feet in 31 distribution facilities as of February 21, 2020. From fiscal 2017 through the end of fiscal 2019, we have invested significantly in acquisitions, infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Similarly, the direct-to-consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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

•
Operating expenses. Our operating expenses include warehousing, protein processing and distribution expenses (which include salaries and wages, employee benefits, facility and distribution fleet rental costs and other expenses related to warehousing, processing and delivery) and selling, general and administrative expenses (which include selling, insurance, administrative, wage and benefit expenses, share-based compensation expense and changes in the fair value of our contingent earn-out liabilities).

•
Interest and other expense. Interest and other expense expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

	Fiscal Years Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net sales	$1,591,834	$1,444,609	$1,301,520
Cost of sales	1,185,481	1,077,562	972,142
Gross profit	406,353	367,047	329,378
Operating expenses	355,585	318,289	288,251
Operating income	50,768	48,758	41,127
Interest and other expense	18,365	20,914	22,719
Income before income taxes	32,403	27,844	18,408
Provision for income taxes	8,210	7,442	4,042
Net income	$24,193	$20,402	$14,366

Fiscal Year Ended December 27, 2019 Compared to Fiscal Year Ended December 28, 2018

Net Sales

	2019	2018	$ Change	% Change
Net sales	$1,591,834	$1,444,609	$147,225	10.2%

Organic growth contributed $65.0 million, or 4.5%, to sales growth in the year. The remaining sales growth of $82.2 million, or 5.7%, resulted from acquisitions. Organic case count grew approximately 5.2% in our specialty category. In addition, growth in specialty unique customers and placements grew 4.5% and 3.0%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category increased 0.7% compared to the prior year. Estimated inflation was 2.4% in our specialty category and 2.6% in our center-of-the-plate category compared to fiscal 2018.

Gross Profit

	2019	2018	$ Change	% Change
Gross profit	$406,353	$367,047	$39,306	10.7%
Gross profit margin	25.5%	25.4%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 12 basis points. Gross profit margins increased 19 basis points in the Company’s specialty category and increased 18 basis points in the Company’s center-of-the-plate category compared to the prior year period

Operating Expenses

	2019	2018	$ Change	% Change
Operating expenses	355,585	318,289	$37,296	11.7%
Percentage of net sales	22.3%	22.0%

The increase in operating expenses relates primarily to increased sales volumes and non-cash charges for the change in the fair value of the our earn-out liabilities of $5.9 million and $1.4 million for fiscal 2019 and 2018, respectively. Operating expenses as a percentage of net sales increased 30 basis points. The primary drivers of the increase in the ratio of operating expenses to sales were the earn-out adjustments and a 27 basis point increase in warehouse costs, primarily related to our investments in Texas and our new facility in Los Angeles, partially offset by a 22 basis point reduction in general and administrative compensation costs as a percentage of sales.

Interest and Other Expense

	2019	2018	$ Change	% Change
Interest and other expense	18,365	20,914	$(2,549)	(12.2)%

Interest and other expense decreased primarily due to a $1.1 million write-off of deferred financing fees in fiscal 2018 associated with the re-pricing of our Term Loan and lower effective interest charged on our outstanding debt in fiscal 2019.

Provision for Income Taxes

	2019	2018	$ Change	% Change
Provision for taxes	8,210	7,442	$768	10.3%
Effective tax rate	25.3%	26.7%

The lower effective tax rate in fiscal 2019 is due to certain permanent tax differences related to stock compensation.

Fiscal Year Ended December 28, 2018 Compared to Fiscal Year Ended December 29, 2017

Net Sales

	2018	2017	$ Change	% Change
Net sales	$1,444,609	$1,301,520	$143,089	11.0%

Organic growth contributed $62.2 million, or 4.8%, to sales growth in the year. The remaining sales growth of $80.9 million, or 6.2%, resulted from acquisitions. Organic case count grew approximately 6.2% in our specialty category. In addition, growth in specialty unique customers and placements grew 5.1% and 4.2%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category increased 2.6% compared to the prior year. Estimated inflation was 1.9% in our specialty category and estimated deflation was 0.7% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2018	2017	$ Change	% Change
Gross profit	367,047	329,378	$37,669	11.4%
Gross profit margin	25.4%	25.3%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 10 basis points. This increase in gross profit margin related to the approximately 71 basis points increase in the Company’s center-of-the plate category margin, partially offset by an approximate 50 basis points decrease in the Company’s specialty category margin compared to margins in the fifty-two weeks ended December 29, 2017.

Operating Expenses

	2018	2017	$ Change	% Change
Operating expenses	318,289	288,251	$30,038	10.4%
Percentage of net sales	22.0%	22.1%

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

Interest and Other Expense

	2018	2017	$ Change	% Change
Interest and other expense	20,914	22,719	$(1,805)	(7.9)%

Interest and other expense decreased primarily due to lower effective interest rates charged on the Company’s outstanding debt and the conversion of the convertible subordinated notes on July 25, 2018, partially offset by a $1.1 million write-off of deferred financing fees in fiscal 2018.

Provision for Income Taxes

	2018	2017	$ Change	% Change
Provision for taxes	7,442	4,042	$3,400	84.1%
Effective tax rate	26.7%	22.0%

The lower effective tax rate in fiscal 2017 is due primarily to the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”) which created a one-time income tax benefit of $3.6 million from the remeasurement of the Company’s deferred tax assets and liabilities in the fourth quarter of fiscal 2017. Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Senior secured term loan	$238,129	$239,745	$238,435
Total Convertible debt	$154,000	$—	$36,750
Borrowings outstanding on asset-based loan facility	$—	$44,185	$—
Finance leases and other financing obligations	$3,905	$193	$664

As of December 27, 2019, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $392.1 million. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

On November 22, 2019, we issued $150.0 million aggregate principal amount of 1.875% Convertible Senior Notes (the “Senior Notes”). Approximately $43.2 million of the net proceeds were used to repay all outstanding borrowings then outstanding under our ABL and we intend to use the remainder for working capital and general corporate purposes, which may include future acquisitions.

On July 25, 2018, the holders of the $36.8 million principal amount of convertible subordinated notes that were issued in connection with our acquisition of Del Monte converted these notes and related accrued interest of $0.3 million into 1,246,272 shares of the Company’s common stock.

On June 29, 2018, we entered into an asset-based loan facility (“ABL”) that increased our borrowing capacity from $75.0 million to $150.0 million. Additionally, we reduced the fixed-rate portion of interest charged on our senior secured term loan (“Term Loan”) from 475 basis points to 350 basis points over Adjusted LIBOR as a result of repricings executed on December 14, 2017 and November 16, 2018.

A portion of the interest rate charged on our Term Loan is currently based on LIBOR and, at our option, a component of the interest charged on the borrowings outstanding on our ABL, if any, may bear interest rates based on LIBOR. LIBOR has been the subject of reform and is expected to phase out by the end of fiscal 2021. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense we incur on these debt instruments. We will negotiate alternatives to LIBOR with our lenders before LIBOR ceases to be a widely available reference rate.

Equity Offering

On December 19, 2017, we completed a public offering of 1,900,000 shares of our common stock which resulted in net proceeds of approximately $34,020 after deducting underwriters’ fees, commissions and transaction expenses. The net proceeds were used for acquisitions, working capital and general corporate purposes.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Cash and cash equivalents	$140,233	$42,410	$41,504
Working capital,(1) excluding cash and cash equivalents	$162,772	$160,783	$147,063
Availability under asset-based loan facility	$133,359	$90,015	$64,805

(1)
We define working capital as current assets less current liabilities. Fiscal year 2019 includes the impact of recognizing operating lease right-of-use assets and liabilities as a result of our adoption of Accounting Standards Codification Topic 842, “Leases,” as of December 29, 2018.

We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Our capital expenditures, excluding cash paid for acquisitions, were approximately $16.1 million for fiscal 2019. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2020 will be approximately $38.0 million to $42.0 million. The increase in projected capital expenditures in fiscal 2020 as compared to fiscal 2019 is the result of planned expansions of several of our distribution facilities. Our planned capital projects will provide both new and expanded facilities and improvements to our technology that we believe will produce increased efficiency and the capacity to continue to support the growth of our customer base.

Cash Flows

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net income	$24,193	$20,402	$14,366
Non-cash charges	$47,625	$38,186	$28,725
Changes in working capital	$(26,811)	$(13,506)	$(11,594)
Cash provided by operating activities	$45,007	$45,082	$31,497
Cash used in investing activities	$(44,154)	$(33,688)	$(42,406)
Cash provided by (used in) financing activities	$96,947	$(10,442)	$19,429

Fiscal Year 2019 Cash Flows

Net cash provided by operations was $45.0 million for fiscal 2019 consisting of $24.2 million of net income and $47.6 million of non-cash charges, partially offset by an increase in working capital of $26.8 million. The increase in non-cash charges of $9.4 million is primarily driven by changes in the fair value of earn-out liabilities of $4.4 million and higher depreciation and amortization expense. The increase in working capital of $26.8 million is a result of organic growth and acquisitions and includes $1.8 million of earn-out liability payments classified as operating activities.

Net cash used in investing activities was $44.2 million in fiscal 2019 driven by $16.1 million in capital expenditures which included implementations of our Enterprise Resource Planning system and the buildouts of our headquarters in Ridgefield, CT and distribution center in Dallas, Texas. The Company used $28.1 million in cash to fund acquisitions, the most significant of which was Bassian.

Net cash provided by financing activities was $96.9 million for fiscal 2019 driven by $145.0 million of net proceeds received from the issuance of our Senior Notes, partially offset by $44.2 million to settle all borrowings outstanding on our ABL and $2.4 million of earn-out liability payments classified as financing activities.

Fiscal Year 2018 Cash Flows

Net cash provided by operations was $45.1 million for fiscal 2018 consisting of $20.4 million of net income and $38.2 million of non-cash charges, partially offset by a $13.5 million increase in working capital as a result of organic growth and acquisitions.

Net cash used in investing activities was $33.7 million for fiscal 2018 driven by $19.8 million in capital expenditures which included implementations of our Enterprise Resource Planning system and the buildout of our distribution centers in Portland, OR, Dallas, TX and Toronto, Canada. The remaining cash used in investing activities of $13.9 million was mainly used to fund small strategic acquisitions.

Net cash used in financing activities was $10.4 million for fiscal 2018 . During fiscal 2018, we entered into a new ABL which effectively doubled our borrowing capacity. We drew $47.1 million from the ABL to make an equivalent prepayment on our term loan which lowered the effective interest rates charged on our outstanding indebtedness. We also made additional principal payments of $5.2 million on our indebtedness, paid a $3.0 million earn-out related to our Fells Point acquisition, and made a $1.5 million payment for financing fees related to our new ABL.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 27, 2019:

	Payments Due by Period (1, 2)
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Inventory purchase commitments	$53,413	$53,413	$—	$—	$—
Indebtedness	$406,644	$2,993	$244,151	$159,500	$—
Finance lease obligations	$4,597	$880	$1,715	$1,392	$610
Pension exit liabilities	$2,169	$149	$329	$375	$1,316
Long-term operating leases	$197,359	$25,662	$43,130	$30,080	$98,487

Total	$664,182	$83,097	$289,325	$191,347	$100,413

(1)
Interest on our various outstanding debt instruments is included in the above table, except for our Term Loan and ABL, which have floating interest rates. At December 27, 2019, we had borrowings of $238.1 million under our Term Loan and zero under our ABL. During the fiscal year ended December 27, 2019, the weighted average interest rate on our Term Loan was approximately 5.8% and we incurred interest expense of approximately $13.9 million. During the fiscal year ended December 27, 2019, the weighted average interest rate on our ABL borrowings was approximately 3.7% and we incurred interest expense of approximately $1.6 million. See Note 9 “Debt Obligations” to our consolidated financial statements for further information on our debt instruments.

(2)
The table above excludes cash to be paid for income taxes, $14.7 million of total contingent earn-out liabilities related to certain acquisitions as of December 27, 2019 and approximately $5.3 million of lease payments related to long-term leases for several vehicles and a distribution and processing facility that do not commence until fiscal 2020.

We had outstanding letters of credit of approximately $16.6 million and $15.8 million at December 27, 2019 and December 28, 2018, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of December 27, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) vendor rebates and other promotional incentives, (vi) self-insurance reserves, (vii) accounting for income taxes and (viii) contingent earn-out liabilities. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $175.0 million and $161.8 million, net of the allowance for doubtful accounts of $8.8 million and $7.5 million, as of December 27, 2019 and December 28, 2018, respectively.

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

Business Combinations

We account for acquisitions in accordance with Accounting Standards Codification Topic 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded at their estimated fair values, as of the acquisition date. The judgments made in determining the estimated fair value of assets acquired and liabilities assumed, including estimated useful life, may have a material impact on our consolidated balance sheet and may materially impact the amount of depreciation and amortization expense recognized in periods subsequent to the acquisition. We determine the fair value of intangible assets using an income approach and, when appropriate, we engage a third party valuation firm. Generally, we utilize the multi-period excess earnings method to determine the fair value of customer relationships and the relief from royalty method to determine the fair value of tradenames. These valuation methods contain significant assumptions and estimates including forecasts of expected future cash flows and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at each of our reporting units annually, or more frequently when circumstances indicate an impairment may have occurred. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year.

Goodwill is tested at the reporting unit level, which is an operating segment or a component of an operating segment. When analyzing whether to aggregate components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate and concluded that the business consists of three operating segments: East Coast, Midwest and West Coast and these operating segments represent our reporting units.

In testing goodwill for impairment, we may elect to perform a qualitative assessment to evaluate whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. The qualitative analysis considers various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others. If our qualitative assessment indicates that goodwill impairment is more likely than not, we proceed to perform a quantitative assessment to determine the fair value of the reporting unit.

When a quantitative analysis is required, we estimate the fair value of our reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates. We develop estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value.

For the fiscal year ended December 27, 2019, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. Total goodwill as of December 27, 2019 and December 28, 2018 was $197.7 million and $184.3 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2019 or 2018 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 27, 2019 and December 28, 2018 were $138.8 million and $130.0 million, respectively.

The assessment of the recoverability of goodwill and intangible assets contain uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in the Company revising its assumptions and, if required, recognizing an impairment loss.

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

Self-Insurance Reserves

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $275 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $500 thousand per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 27, 2019, we had an aggregate $238.1 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.8 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) and subsidiaries as of December 27, 2019 and December 28, 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2019, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2019 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective on December 29, 2018, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

As described in Notes 2 and 5 to the Company’s consolidated financial statements, the Company completed the acquisition of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), for a net consideration of $31.8 million on February 25, 2019, which resulted in $34.2 million of intangible assets and $7.4 million of contingent earn-out liabilities being recorded. Management applied significant judgment in estimating the fair value of the intangible assets acquired which involved the use of significant estimates and assumptions with respect to expected future cash flows and discount rates.

We identified the valuation of the intangible assets and the contingent earn-out liabilities as a critical audit matter. Changes to management's judgments and assumptions used in determining the fair values of the intangible assets and the contingent earn-out liabilities could have a material impact on the balance sheet. Auditing management’s judgments and assumptions related to forecasts of expected future cash flows, discount rates, and the use of a Monte-Carlo simulator to calculate the contingent liability involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of significant underlying assumptions through: (i) evaluating historical performance of the target entity and similar previously acquired entities, (ii) assessing performance against market trends, industry metrics, and guideline companies, and (iii) performing sensitivity analysis and evaluating potential effect of changes in certain assumptions.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the complex valuation models utilized by management to determine the fair values of certain intangible assets and the contingent earn-out liabilities, and (ii) assessing the reasonableness of certain complex assumptions incorporated into the valuation models.

Convertible Notes

As described in Note 2 and 9 to the consolidated financial statements, the Company issued $150.0 million aggregate principal amount of 1.875% Convertible Senior Notes (the “Notes”) due 2024 in a private placement. In accounting for the issuance of the Notes, the Company concluded there were no potential derivatives that are to be separately accounted for.

We identified the accounting evaluation of the Notes as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the contract terms and the applicable accounting literature; and (ii) the evaluation of the potential derivatives that may require separation from the debt instrument and evaluation of the appropriate accounting treatment. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge in complex debt and equity transactions to assist in: (i) evaluating relevant contract terms and conditions of the Notes’ agreements in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the Notes, bifurcation, and potential derivatives.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2006.

New York, NY
February 24, 2020

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 27, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$140,233	$42,410
Accounts receivable, net of allowance of $8,846 in 2019 and $7,460 in 2018	175,044	161,758
Inventories, net	124,056	112,614
Prepaid expenses and other current assets	13,823	11,953
Total current assets	453,156	328,735
Equipment, leasehold improvements and software, net	92,846	85,276
Operating lease right-of-use assets	127,649	—
Goodwill	197,743	184,280
Intangible assets, net	138,751	130,033
Other assets	3,534	4,074
Total assets	$1,013,679	$732,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,097	$87,799
Accrued liabilities	29,847	24,810
Short-term operating lease liabilities	17,453	—
Accrued compensation	8,033	12,872
Current portion of long-term debt	721	61
Total current liabilities	150,151	125,542
Long-term debt, net of current portion	386,106	278,169
Operating lease liabilities	120,572	—
Deferred taxes, net	10,883	9,601
Other liabilities and deferred credits	10,034	10,410
Total liabilities	677,746	423,722
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 27, 2019 and December 28, 2018	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 30,341,941 and 29,968,483 shares issued and outstanding at December 27, 2019 and December 28, 2018, respectively	304	300
Additional paid in capital	212,240	207,326
Accumulated other comprehensive loss	(2,048)	(2,221)
Retained earnings	125,437	103,271
Total stockholders’ equity	335,933	308,676
Total liabilities and stockholders’ equity	$1,013,679	$732,398

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net sales	$1,591,834	$1,444,609	$1,301,520
Cost of sales	1,185,481	1,077,562	972,142
Gross profit	406,353	367,047	329,378
Operating expenses	355,585	318,289	288,251
Operating income	50,768	48,758	41,127
Interest expense	18,264	20,745	22,709
Loss on asset disposal	101	169	10
Income before income taxes	32,403	27,844	18,408
Provision for income taxes	8,210	7,442	4,042
Net income	$24,193	$20,402	$14,366
Other comprehensive income (loss):
Foreign currency translation adjustments	173	(672)	637
Comprehensive income	$24,366	$19,730	$15,003
Net income per share:
Basic	$0.82	$0.71	$0.55
Diluted	$0.81	$0.70	$0.54
Weighted average common shares outstanding:
Basic	29,532,342	28,703,265	26,118,482
Diluted	30,073,338	29,678,919	27,424,526

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 27, 2019, December 28, 2018, and December 29, 2017
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 30, 2016	26,280,469	$263	$127,180	$(2,186)	$68,503	$193,760
Net income	—	—	—	—	14,366	14,366
Stock compensation	110,331	—	3,018	—	—	3,018
Public offering of common stock	1,900,000	19	34,001	—	—	34,020
Shares issued for Fells Point acquisition	185,442	2	3,298	—	—	3,300
Cumulative translation adjustment	—	—	—	637	—	637
Shares surrendered to pay withholding taxes	(34,034)	—	(500)	—	—	(500)
Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	20,402	20,402
Stock compensation	310,451	3	4,091	—	—	4,094
Conversion of subordinated notes	1,246,272	13	37,002	—	—	37,015
Cumulative translation adjustment	—	—	—	(672)	—	(672)
Shares surrendered to pay withholding taxes	(30,448)	—	(764)	—	—	(764)
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment, net of tax	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	24,193	24,193
Stock compensation	329,338	3	4,396	—	—	4,399
Option exercises	76,169	1	1,540	—	—	1,541
Cumulative translation adjustment	—	—	—	173	—	173
Shares surrendered to pay withholding taxes	(32,049)	—	(1,022)	—	—	(1,022)
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 27, 2019, December 28, 2018, and December 29, 2017
(Amounts in thousands)

	December 27, 2019	December 28, 2018	December 29, 2017
Cash flows from operating activities:
Net income	$24,193	$20,402	$14,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,328	10,296	8,516
Amortization of intangible assets	12,663	11,910	12,033
Provision for allowance for doubtful accounts	4,981	3,790	4,061
Non-cash operating lease expense	2,043	770	285
Deferred taxes	2,063	2,554	(703)
Amortization of deferred financing fees	2,168	3,155	2,084
Stock compensation	4,399	4,094	3,018
Change in fair value of contingent earn-out liabilities	5,879	1,448	(579)
Loss on asset disposal	101	169	10
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,213)	(19,466)	(13,611)
Inventories	(9,439)	(6,330)	(11,783)
Prepaid expenses and other current assets	(1,813)	120	4,762
Accounts payable, accrued liabilities and accrued compensation	3,775	13,677	10,406
Other assets and liabilities	(6,121)	(1,507)	(1,368)
Net cash provided by operating activities	45,007	45,082	31,497

Cash flows from investing activities:
Capital expenditures	(16,077)	(19,817)	(12,311)
Cash paid for acquisitions, net of cash received	(28,077)	(13,901)	(30,095)
Proceeds from asset disposals	—	30	—
Net cash used in investing activities	(44,154)	(33,688)	(42,406)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(1,894)	(49,360)	(12,830)
Proceeds from the issuance of common stock, net of issuance costs	—	—	34,020
Proceeds from debt issuance	150,000	—	—
Payment of deferred financing fees	(5,082)	(1,502)	(761)
Proceeds from exercise of stock options	1,541	—	—
Surrender of shares to pay withholding taxes	(1,022)	(764)	(500)
Cash paid for contingent earn-out liability	(2,412)	(3,000)	(500)
Borrowings under asset based loan facility	—	47,100	24,000
Payments under asset based loan facility	(44,184)	(2,916)	(24,000)
Net cash provided by (used in ) financing activities	96,947	(10,442)	19,429

Effect of foreign currency on cash and cash equivalents	23	(46)	122
Net change in cash and cash equivalents	97,823	906	8,642
Cash and cash equivalents at beginning of year	42,410	41,504	32,862
Cash and cash equivalents at end of year	$140,233	$42,410	$41,504

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The Company’s business consists of three operating segments: East Coast, Midwest and West Coast that aggregate into one reportable segment, food product distribution, which is concentrated in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Adopted in Fiscal 2019

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

The use of hindsight in assessing lease term resulted in a $2,027 cumulative effect adjustment, net of tax, to opening retained earnings. Adoption had a material impact on the Company’s consolidated balance sheet as a result of recognizing ROU assets and lease liabilities for its operating leases of $118,031 and $126,309, respectively, but it did not materially impact the Company’s consolidated statements of operations or debt covenants. There has been no significant change to the accounting for finance leases.

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

Guidance Not Yet Adopted

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the FASB issued guidance which requires entities to use a forward-looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The Company adopted this guidance on December 28, 2019 and adoption did not have a material impact on its consolidated financial statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and other simplifications and clarifications. The guidance is effect for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for doubtful accounts, inventory valuation adjustments, self-insurance reserves for group medical insurance, workers’ compensation insurance and automobile liability insurance, future cash flows associated with impairment testing for intangible assets (including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation, contingent earn-out liabilities and tax reserves. Actual results could differ from estimates.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	December 27, 2019		December 28, 2018		December 29, 2017
Center-of-the-Plate	$711,979	44.7%	$629,038	43.5%	$580,025	44.6%
Dry Goods	278,930	17.5%	253,176	17.5%	224,323	17.2%
Pastry	221,041	13.9%	199,990	13.8%	176,672	13.6%
Cheeses and Charcuterie	158,834	10.0%	151,640	10.5%	133,024	10.2%
Dairy and Eggs	110,740	7.0%	106,768	7.4%	90,613	7.0%
Oils and Vinegars	80,156	5.0%	76,313	5.3%	71,962	5.5%
Kitchen Supplies	30,154	1.9%	27,684	2.0%	24,901	1.9%
Total	$1,591,834	100%	$1,444,609	100%	$1,301,520	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,345 and $1,496 as of December 27, 2019 and December 28, 2018, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $314 and $303 as of December 27, 2019 and December 28, 2018, respectively. Refund liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $194 and $191 as of December 27, 2019 and December 28, 2018, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the Company’s consolidated balance sheets.

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

Operating Expenses

Operating expenses include the costs of facilities, product shipping and handling costs, warehousing costs, protein processing costs, selling and general administrative activities. Shipping and handling costs included in operating expenses were $85,620, $79,143 and $70,108 for fiscal 2019, 2018 and 2017, respectively. Protein processing costs included in operating expenses were $17,530, $15,907 and $13,058 for fiscal 2019, 2018 and 2017, respectively.

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

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the years ended December 27, 2019, December 28, 2018 and December 29, 2017, the recorded purchase incentives totaled approximately $21,769, $19,731 and $17,265, respectively.

Concentrations of Credit Risks

Financial instruments that subject the Company to concentrations of credit risk consist of cash, temporary cash investments and trade receivables. The Company’s policy is to deposit its cash and temporary cash investments with major financial institutions. The Company distributes its food and related products to a customer base that consists primarily of leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral. However, the Company, in certain instances, has obtained personal guarantees from certain customers. There is no significant balance with any individual customer.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

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

Operating lease expense is recognized on a straight-line basis over the lease term and presented within operating expenses on the Company’s consolidated statements of operations. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consist of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components (maintenance, taxes and insurance) when measuring lease liabilities for vehicle and equipment leases.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $15,203 at December 27, 2019 and $12,469 at December 28, 2018.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of long-lived assets in fiscal 2019, 2018 or 2017.

Convertible Debt

The Company evaluates debt instruments with embedded conversion features in accordance with ASC 815 “Derivatives and Hedging” and ASC 470 “Debt” both of which provide several criteria that determine whether a conversion feature must be bifurcated from its debt host and accounted as a separate financial instrument. An entity is not required to bifurcate if the conversion feature is indexed to its own stock, meets all equity classification criteria and does not contain a beneficial conversion feature. The Company determined that bifurcation of its convertible debt instruments was not required and recognized the principal amount of these instruments as debt in its consolidated balance sheets.

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $1,363 and $1,765 of such unamortized costs as of December 27, 2019 and December 28, 2018, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $9,207 and $5,893 of such unamortized costs as of December 27, 2019 and December 28, 2018, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $2,168 for the fiscal year ended December 27, 2019, $3,155 for the fiscal year ended December 28, 2018, inclusive of a $1,081 write-off of unamortized deferred financing fees as a result of the Company’s debt repricing (more fully described in Note 9 “Debt Obligations”) and $2,084 for the fiscal year ended December 29, 2017.

Business Combinations

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred and presented in operating expenses in the Company’s consolidated results of operations. Results of operations are included in the Company’s financial statements from the date of acquisition.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. There have been no events or changes in circumstances during fiscal 2019, 2018 or 2017, indicating that the carrying value of our finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” The Company’s business consists of three operating segments: East Coast, Midwest and West Coast and these operating segments represent our reporting units. The Company evaluates the recoverability of goodwill at each of its reporting units annually in the fourth quarter, or more frequently when circumstances indicate an impairment may have occurred. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeded its fair value. The Company has the option to evaluate goodwill impairment using a qualitative or quantitative analysis.

For the fiscal year ended December 27, 2019, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. The qualitative analysis considered various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others.

For the fiscal year ended December 28, 2018, the Company tested goodwill for impairment using a quantitative analysis. The Company estimated the fair value of its reporting units using an income approach and determined the fair value of its reporting units substantially exceeded their respective carry values. The Company’s income approach incorporates the use of a discounted cash flow methodology that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates. The Company develops estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The Company also performed a reconciliation of its market capitalization and the estimate of the aggregate fair value of its reporting units, including consideration of a control premium.

There have been no events or changes in circumstances during fiscal 2019, 2018 or 2017, indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $1,268, $1,097 and $1,172, respectively, for fiscal 2019, 2018 and 2017.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. Restricted stock awards (“RSAs”) and performance share units are valued based on the fair value of the stock on the grant date. The related compensation expense is recognized over the service period on a straight-line basis and reduced by forfeitures when they occur. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options and RSAs with market conditions is determined based on a Monte Carlo simulation in order to simulate a range of possible future stock prices for the Company’s common stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $275 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

The Company maintains an insurance program for its automobile liability and workers’ compensation insurance subject to deductibles or self-insured retentions of $500 per occurrence. The amounts in excess of the deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net income per share:
Basic	$0.82	$0.71	$0.55
Diluted	$0.81	$0.70	$0.54
Weighted average common shares:
Basic	29,532,342	28,703,265	26,118,482
Diluted	30,073,338	29,678,919	27,424,526

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Numerator:
Net income	$24,193	$20,402	$14,366
Add effect of dilutive securities
Interest on convertible notes, net of tax	207	362	536
Adjusted net income	$24,400	$20,764	$14,902
Denominator:
Weighted average basic common shares outstanding	29,532,342	28,703,265	26,118,482
Dilutive effect of stock options and unvested common shares	211,050	270,520	68,670
Dilutive effect of convertible notes	329,946	705,134	1,237,374
Weighted average diluted common shares outstanding	30,073,338	29,678,919	27,424,526

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Restricted Share Awards (“RSAs”)	132,861	42	84,511
Stock options	—	—	201,799
Convertible notes	76,384	—	—

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the Company’s consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Bassian	Other Acquisitions	Total
Balance December 29, 2017	$649	$4,579	$—	$—	$5,228
Acquisition value	—	—	—	1,414	1,414
Cash payments	—	(3,000)	—	—	(3,000)
Changes in fair value	(649)	2,070	—	27	1,448
Balance December 28, 2018	—	3,649	—	1,441	5,090
Acquisition value	—	—	7,450	479	7,929
Cash payments	(200)	(3,000)	—	(1,000)	(4,200)
Changes in fair value	200	3,895	507	1,277	5,879
Balance December 27, 2019	$—	$4,544	$7,957	$2,197	$14,698

In May 2019, the Company fully settled its Del Monte earn-out liability for $200. The long-term portion of contingent earn-out liabilities was $7,957 and $2,792 as of December 27, 2019 and December 28, 2018, respectively, and are reflected as other liabilities and deferred credits on the Company’s consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

 The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of December 27, 2019 and December 28, 2018 as these instruments had variable interest rates that reflected current market rates available to the Company.

The following table presents the carrying value and fair value of the Company’s convertible notes (more fully described in Note 9). In estimating the fair value of its convertible notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion options. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimates.

	December 27, 2019
	Carrying Value	Fair Value
Convertible Senior Notes	$150,000	$165,000
Convertible Unsecured Note	$4,000	$4,282

Note 5 – Acquisitions

Bassian

On February 25, 2019, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Bassian Farms, Inc. and certain affiliated entities (“Bassian”), a specialty center-of-the-plate distributor based in northern California. The aggregate purchase price for the transaction was approximately $31,777, including $27,990 paid in cash at closing and the issuance of a $4,000 unsecured convertible note, partially offset by the settlement of a net working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $9,000 over a four-year period. The payment of the contingent earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $7,957 and $7,450 as of December 27, 2019 and February 25, 2019, respectively.

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
The table below sets forth the purchase price allocation of the Bassian acquisition:

Bassian
Current assets	$6,657
Customer relationships	15,530
Trademarks	4,610
Non-compete agreement	1,000
Goodwill	13,065
Fixed assets	856
Other assets	10
Current liabilities	(2,501)
Earn-out liability	(7,450)
Total consideration	$31,777

The Company reflected net sales of $49,908 for Bassian in its consolidated statement of operations for the fifty-two weeks ended December 27, 2019. The Company has determined that separate disclosure of Bassian earnings is impracticable due to the integration of the Bassian business into the Company's operations in the San Francisco market.
During the years ended December 27, 2019 and December 28, 2018, the Company also paid approximately $300 and $13,401, respectively, on small strategic acquisitions.

Note 6 – Inventories

Inventories consist primarily of finished product. Our entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence totaling $1,937 and $1,921 at December 27, 2019 and December 28, 2018, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of December 27, 2019 and December 28, 2018 consisted of the following:

	Useful Lives	December 27, 2019	December 28, 2018
Land	Indefinite	$1,170	$1,170
Buildings	20 years	1,360	1,292
Machinery and equipment	5-10 years	21,718	17,837
Computers, data processing and other equipment	3-7 years	12,686	11,244
Software	3-7 years	29,305	22,779
Leasehold improvements	1-40 years	70,903	60,565
Furniture and fixtures	7 years	3,309	3,268
Vehicles	5-7 years	6,410	2,769
Other	7 years	95	95
Construction-in-process		9,200	15,757
		156,156	136,776
Less: accumulated depreciation and amortization		(63,310)	(51,500)
Equipment, leasehold improvements and software, net		$92,846	$85,276

Construction-in-process at December 27, 2019 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and at December 28, 2018 related primarily to the implementation of the Company’s ERP system and the buildout of the Company’s headquarters in Ridgefield, CT. The buildout of the Company’s headquarters was completed during fiscal 2019. The rollout of its ERP system will continue through fiscal 2020. The net book value of equipment financed under finance leases at December 27, 2019 and December 28, 2018 was $3,905 and $388, respectively. No interest expense was capitalized during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017.

The components of depreciation and amortization expense were as follows:

	Fiscal Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Depreciation expense	$9,535	$7,142	$6,708
Software amortization	$3,793	$3,154	$1,808

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2017	$173,202
Goodwill adjustments (1)	3,283
Acquisitions	7,839
Foreign currency translation	(44)
Carrying amount as of December 28, 2018	184,280
Acquisitions	13,424
Foreign currency translation	39
Carrying amount as of December 27, 2019	$197,743

(1)	The goodwill adjustments primarily relate to the Fells Point acquisition.

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years.

Other intangible assets as of December 27, 2019 and December 28, 2018 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 27, 2019
Customer relationships	134 months	$135,226	$(45,454)	$89,772
Non-compete agreements	49 months	8,579	(7,479)	1,100
Trademarks	193 months	64,505	(16,626)	47,879
Total		$208,310	$(69,559)	$138,751
December 28, 2018
Customer relationships	137 months	$119,488	$(36,185)	$83,303
Non-compete agreements	54 months	7,579	(7,251)	328
Trademarks	213 months	59,862	(13,460)	46,402
Total		$186,929	$(56,896)	$130,033

Amortization expense for other intangibles was $12,663, $11,910 and $12,033 for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017, respectively.

As of December 27, 2019, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2020	$12,849
2021	12,844
2022	12,064
2023	11,036
2024	10,696
Thereafter	79,262
Total	$138,751

Note 9 – Debt Obligations

Debt obligations as of December 27, 2019 and December 28, 2018 consisted of the following:

	December 27, 2019	December 28, 2018
Senior secured term loan	$238,129	$239,745
Convertible senior notes	150,000	—
Convertible unsecured note	4,000	—
Finance lease and other financing obligations	3,905	193
Asset-based loan facility	—	44,185
Deferred finance fees and original issue discount	(9,207)	(5,893)
Total debt obligations	386,827	278,230
Less: current installments	(721)	(61)
Total debt obligations excluding current installments	$386,106	$278,169

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 27, 2019 are as follows:

2020	$—
2021	—
2022	238,129
2023	4,000
2024	150,000
Thereafter	—
Total	$392,129

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company refinanced its debt structure by entering into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 (the loans outstanding under the Term Loan Facility, the “Term Loans”) maturing on June 22, 2022. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Borrowings were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

On December 13, 2017, the Company completed a repricing of the Term Loan Facility to reduce Applicable Rate (as defined in the Term Loan Credit Agreement) from 475 basis points to 400 basis points over the London Inter-bank Offered Rate (“LIBOR”). In connection with the repricing, the Company paid debt financing costs of $761 which were capitalized as deferred financing charges.

On July 6, 2018, the Company made a $47,100 prepayment and is no longer required to make quarterly amortization payments on the Term Loans. On November 16, 2018, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate from 400 basis points to 350 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $626 which were capitalized as deferred financing charges. The Company wrote off unamortized deferred financing fees of $1,081 as a result of this repricing.

The interest charged on the Term Loans, will be equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the Term Loan Credit Agreement) or LIBOR for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company. The interest rate on the Term Loans at December 27, 2019 was 5.2%.

The Term Loan Facility contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing assets, and making investments and acquisitions), and events of default for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of December 27, 2019, the Company was in compliance with all debt covenants under the Term Loan Credit Agreement.

Asset-Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement provides for an asset-based loan facility (the “ABL”) in the aggregate amount of up to $150,000. Borrowings under the ABL will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. Availability under the ABL will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The co-borrowers under the ABL are entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL in an aggregate principal amount of up to $25,000. The ABL matures on the earlier of June 29, 2023 and 90 days prior to the maturity date of the Company’s Term Loan Facility.

The interest rate charged on borrowing under the ABL is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or LIBOR (except for swingline loans) for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL falls below $10,000 or 10% of the borrowing base.

The Company incurred transaction costs of $877 which were capitalized as deferred financing fees to be amortized over the term of the ABL. On July 6, 2018, the Company borrowed $47,100 under the ABL and made an equivalent prepayment on its Term Loans. On November 22, 2019, the Company fully paid all borrowings outstanding under the ABL and there was no balance outstanding as of December 27, 2019. The weighted average interest rate on our ABL borrowings was approximately 3.7% during fiscal 2019.

As of December 27, 2019, the Company was in compliance with all debt covenants and the Company had reserved $16,641 of the ABL for the issuance of letters of credit. As of December 27, 2019, funds totaling $133,359 were available for borrowing under the ABL.

Convertible Senior Notes

On November 22, 2019, the Company issued $150,000 aggregate principal amount of 1.875% Convertible Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of November 22, 2019 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Approximately $43,225 of the net proceeds were used to repay all outstanding borrowings under the ABL and the Company intends to use the remainder for working capital and general corporate purposes, which may include future acquisitions.

The Senior Notes bear interest of 1.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020. At any time before the close of business on the scheduled trading day immediately before the maturity date, the Senior Notes will be convertible at the option of holders into shares of the Company’s common stock, together with cash in lieu of any fractional share, at an initial conversion price of approximately $44.20 per share. The conversion price is subject to adjustments upon the occurrence of certain events. The Senior Notes will mature on December 1, 2024, unless earlier converted or repurchased in accordance with their terms.

The Company may not redeem the Senior Notes at its option prior to maturity. In addition, if the Company undergoes a fundamental change, as described in the Indenture, holders may require the Company to repurchase for cash all or part of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the required repurchase date.

The Company incurred transaction costs of approximately $5,082 which were capitalized as deferred financing fees to be amortized over the term of the Senior Notes.

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4,000 convertible unsecured note (the “Unsecured Note”), maturing on June 29, 2023, to Bassian Farms, Inc. (the “Holder”) as partial consideration in the Bassian acquisition. The interest rate charged on the Unsecured Note is 4.5% per annum and increases to 5.0% after the two-year anniversary of the closing date. The Company may, in certain instances beginning eighteen months after issuance of the Unsecured Note, redeem the Unsecured Note in whole or in part for cash or convert the Unsecured Note into shares of the Company’s common stock at the conversion price of $43.93 per share. After the two-year anniversary of the closing date, the Holder may convert the Unsecured Note into shares of the Company’s common stock at the conversion price. Upon a change of control event, the Holder may convert the Unsecured Note into shares of the Company’s common stock at the conversion price or redeem the Unsecured Note for cash.

Note 10 – Stockholders’ Equity

On July 25, 2018, the holders of the $36,750 principal amount of convertible subordinated notes that were issued in connection with the Company’s acquisition of Del Monte Capitol Meat Company converted these notes and related accrued interest of $265 into 1,246,272 shares of the Company’s common stock.

On December 19, 2017, the Company completed a public offering of 1,900,000 shares of its common stock which resulted in net proceeds of approximately $34,020 after deducting underwriters’ fees, commissions and transaction expenses.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 2,600,000 shares available for grant. As of December 27, 2019, there were 2,222,088 shares available for grant.

Stock compensation expense was $4,399, $4,094 and $3,018 for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017, respectively. The related tax benefit for stock-based compensation was $883, $864 and $1,283 for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017, respectively.

The following table reflects the activity of RSAs during the fiscal years ended December 27, 2019 and December 28, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2017	329,761	$16.69
Granted	311,957	23.62
Vested	(113,482)	17.60
Forfeited	(1,506)	17.13
Unvested at December 28, 2018	526,730	$20.60
Granted	384,531	34.44
Vested	(115,459)	21.32
Forfeited	(55,193)	20.46
Unvested at December 27, 2019	740,609	$27.68

The fair value of RSAs vested during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017, was $3,742, $2,936 and $1,703, respectively.

These awards are a mix of time-, market- and performance-based grants awarded to key employees and non-employee directors which vest over a range of periods of up to five-years. The market- and performance-based RSAs cliff vest, if at all, after the conclusion of a three-year performance period and vesting is subject to the award recipient’s continued service to the Company as of the vesting date. The number of performance-based RSAs that ultimately vest is based on the Company’s attainment of certain profitability and return on invested capital targets.

During fiscal 2019, the Company awarded market-based RSAs that vest based on the Company’s attainment of an average closing trade price of the Company’s common stock of $39.86 per share, based on an average of 20 consecutive trading days. The grant date fair value of these market-based performance awards was determined using a Monte Carlo simulation in order to simulate a range of possible future stock prices. Key assumptions used included a risk-free interest rate of 2.2% and expected volatility of 44.6%.

At December 27, 2019, the total unrecognized compensation cost for these unvested RSAs was $9,600 to be recognized over a weighted-average period of approximately 2.3 years. Of this total, $6,150 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 2.6 years and $3,450 related to RSAs with performance-based vesting provisions to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity during the fiscal years ended December 27, 2019 and December 28, 2018:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 29, 2017	191,808	$20.23	$33	8.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding December 28, 2018	191,808	$20.23	$2,129	7.2
Granted	—	—
Exercised	(76,169)	20.23
Forfeited	—	—
Outstanding December 27, 2019	115,639	$20.23	$2,051	6.2
Exercisable at December 27, 2019	115,639	20.23	$2,051	6.2

The Company issues new shares upon the exercise of stock options. The Company recognized expense of $114, $601 and $557 on stock options during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017, respectively. These awards fully vested during fiscal 2019.  No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 11 – Leases

 The components of net lease cost for the fiscal year ended December 27, 2019 were as follows:

Operating lease cost	$27,415
Finance lease cost:
Amortization of right-of-use asset	308
Interest expense on lease liabilities	96
Total finance lease cost	$404
Short-term lease cost	2,143
Variable lease cost	2,707
Sublease income	(514)
Total lease cost, net	$32,155

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 27, 2019 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2020	$365	$13,637	$11,660	$25,662	$880
2021	—	13,332	9,368	22,700	874
2022	—	13,106	7,324	20,430	841
2023	—	12,210	4,948	17,158	747
2024	—	11,160	1,762	12,922	645
Thereafter	—	97,685	802	98,487	610
Total	$365	$161,130	$35,864	$197,359	$4,597
Less interest				(59,334)	(692)
Present value				$138,025	$3,905

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 27, 2019
Short-term finance lease liabilities	Current portion of long-term debt	$721
Long-term finance lease liabilities	Long-term debt, net of current portion	$3,184

At December 27, 2019, the weighted-average lease term for operating and finance leases was 13.8 years and 5.4 years, respectively. At December 27, 2019, the weighted-average discount rate for operating and finance leases was 6.3% and 5.0%, respectively.

As of December 27, 2019, the Company is contractually obligated to make payments of approximately $5,307, related to long-term leases for several vehicles and a distribution and processing facility that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

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

Total rent expense for operating leases for the fiscal years ended December 28, 2018 and December 29, 2017 was $29,202 and $26,678, respectively. Total depreciation expense for finance leases for the fiscal years ended December 28, 2018 and December 29, 2017 was $52 and $64, respectively

Note 12 – Income Taxes

The provision for income taxes consists of the following for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017:

	December 27, 2019	December 28, 2018	December 29, 2017
Current income tax expense:
Federal	$4,003	$2,945	$3,342
State	2,144	1,943	1,403
Total current income tax expense	6,147	4,888	4,745
Deferred income tax expense (benefit):
Federal	1,617	2,363	(1,059)
Foreign	17	(472)	215
State	429	663	141
Total deferred income tax expense (benefit)	2,063	2,554	(703)
Total income tax expense	$8,210	$7,442	$4,042

Income tax expense for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017 differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	December 27, 2019	December 28, 2018	December 29, 2017
Statutory U.S. Federal tax	$6,805	$5,847	$6,443
Differences due to:
State and local taxes, net of federal benefit	2,078	1,906	1,112
Change in valuation allowance	95	523	289
Impact of the Tax Act	—	—	(3,573)
Stock compensation	(676)	(197)	162
Other	(92)	(637)	(391)
Income tax expense	$8,210	$7,442	$4,042

Deferred tax assets and liabilities at December 27, 2019 and December 28, 2018 consist of the following:

	December 27, 2019	December 28, 2018
Deferred tax assets:
Receivables and inventory	$4,468	$3,978
Accrued expenses	170	1,835
Self-insurance reserves	1,957	2,050
Net operating loss carryforwards	1,393	1,749
Stock compensation	1,894	1,670
Operating lease liabilities	37,740	—
Other	612	803
Total deferred tax assets	48,234	12,085

Deferred tax liabilities:
Property & equipment	(5,218)	(3,446)
Intangible assets	(15,192)	(13,197)
Contingent earn-out liabilities	(1,526)	(3,179)
Prepaid expenses and other	(1,379)	(1,052)
Operating lease right-of-use assets	(34,895)	—
Total deferred tax liabilities	(58,210)	(20,874)
Valuation allowance	(907)	(812)
Total net deferred tax liability	$(10,883)	$(9,601)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2016 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2019. For state tax purposes, the 2015 through 2019 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

At December 27, 2019, the Company had a valuation allowance of $907 which consisted of a full valuation allowance on the Company’s Canada net operating loss carryforward of $732, offset by a $267 reduction in deferred tax liabilities related to indefinite-lived intangible assets acquired in 2013, and a valuation allowance of $442 against the Company’s state net operating loss carryforwards. The valuation allowances on net operating loss carryforwards are necessary as they are not expected be be fully realizable in the future. The Company’s Canada net operating loss carryforward expires at various dates between fiscal 2036 and 2038 and the Company’s state net operating loss carryforwards expire at various dates between fiscal 2019 and 2038.

For financial reporting purposes, the Company’s foreign subsidiaries had operating income before income taxes of $18 for the fiscal year ended December 27, 2019 and net operating losses before income taxes of $3,223 and $1,520 for the fiscal years ended December 28, 2018 and December 29, 2017, respectively. The Company is permanently reinvested in the earnings of it’s foreign operations which are disregarded for US tax purposes. In addition, the US tax consequences and foreign withholding taxes on any future remittances are immaterial.

As of December 27, 2019 and December 28, 2018, the Company did not have any material uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 27, 2019	December 28, 2018	December 29, 2017
Cash paid for income taxes, net of cash received	$6,046	$4,825	$333
Cash paid for interest	$16,271	$16,955	$20,796
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,302	$—	$—
Operating cash flows from finance leases	$96	$—	$—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$155,027	$—	$—
Finance leases	$4,183	$—	$—
Non-cash investing and financing activities:
Sinking funds used to retire debt	$—	$—	$2,939
Conversion of subordinated notes and accrued interest into common stock	$—	$37,015	$—
Common stock issued for acquisitions	$—	$—	$3,300
Contingent earn-out liabilities for acquisitions	$7,929	$1,414	$4,445
Convertible notes issued for acquisitions	$4,000	$—	$—

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to eligible employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, capped at $2.5 per employee per year. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $1,268, $1,097 and $1,172, respectively, for fiscal 2019, 2018 and 2017.

Note 15 – Related Parties

The Company follows the guidance in ASC 850, “Related Party Disclosure”, which requires the disclosure of material related party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business.

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $433 for fiscal 2019 and $533 for fiscal 2018 and 2017. This lease was amended during the first quarter of fiscal 2019 and expires on September 30, 2020.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, was a member of the board of directors through September 20, 2018. The Company purchased approximately $662 worth of products from ConAgra Foods, Inc. through September 20, 2018 of fiscal 2018 and $701 during fiscal 2017.

John DeBenedetti was a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018 at which point he ceased to be a related party. John DeBenedetti, indirectly through TJ Investments, LLC, owns an 8.33% ownership interest in Old World Provisions, which has been supplying products to the Company since the Del Monte acquisition. The Company purchased approximately $474 of products from Old World Provisions during the sixteen weeks ended April 20, 2018 and $1,713 during fiscal 2017. Mr. J. DeBenedetti was not involved in the day-to-day management of Old World Provisions. With the acquisition of Del Monte, the Company leased two warehouse facilities from certain prior owners of Del Monte, including John DeBenedetti. The first property is located in American Canyon, CA and is owned by TJ Management Co. LLC, an entity owned 50% by John DeBenedetti. The Company paid rent on this facility totaling $73 during the sixteen weeks ended April 20, 2018 and $219 during fiscal 2017. The second property is located in West Sacramento, CA and is owned by David DeBenedetti and Victoria DeBenedetti, the parents of John DeBenedetti. The Company paid rent on this facility totaling $78 during the sixteen weeks ended April 20, 2018 and $234 during fiscal 2017.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $1,220 and $946 at December 27, 2019 and December 28, 2018, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $2,818 and $1,436 at December 27, 2019 and December 28, 2018, respectively. Self-insurance reserves for workers’ compensation totaled $7,082 and $8,812 at December 27, 2019 and December 28, 2018, respectively.

Workforce

As of December 27, 2019, approximately 8% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2020 and 2022. Approximately 5% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2020.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 27, 2019	$7,460	$4,981	$(3,595)	$8,846
December 28, 2018	8,026	3,790	(4,356)	7,460
December 29, 2017	6,848	4,061	(2,883)	8,026

Allowance for deferred tax assets
December 27, 2019	$812	$95	$—	$907
December 28, 2018	289	523	—	812
December 29, 2017	—	289	—	289

Note 18 – Quarterly Results (unaudited)

The quarterly results of the Company for the fiscal years ended December 27, 2019 and December 28, 2018 are as follows:

	Fiscal 2019
	Q1 (1)	Q2	Q3	Q4
Net sales	$357,027	$411,420	$396,880	$426,507
Gross profit	90,189	106,475	101,993	107,696
Operating profit	6,150	15,536	10,648	18,434
Income before income taxes	1,565	10,685	6,107	14,046
Net income	1,134	7,746	4,425	10,888
Basic net income per share	0.04	0.26	0.15	0.37
Diluted net income per share	0.04	0.26	0.15	0.36

	Fiscal 2018
	Q1	Q2	Q3	Q4
Net sales	$318,615	$370,442	$361,496	$394,056
Gross profit	79,522	93,240	91,993	102,292
Operating profit	5,740	14,948	10,268	17,802
Income (loss) before income taxes	761	9,537	5,592	11,954
Net income (loss)	544	6,819	4,157	8,882
Basic net income (loss) per share	0.02	0.24	0.14	0.30
Diluted net income (loss) per share	0.02	0.24	0.14	0.30

(1)	The Company began reflecting the results of the Bassian acquisition in the first quarter of 2019.

Note 19 – Subsequent Events

On February 3, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc., a specialty center-of-plate producer and distributor in New England. The purchase price was approximately $17,002 paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $3,000 over a two-year period upon successful attainment of certain gross profit targets.

On January 27, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son, a specialty food and produce distributor in New England. The purchase price was approximately $46,450 paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $4,000 over a two-year period upon successful attainment of certain gross profit targets.

The Company has not provided the preliminary purchase price allocations for these acquisitions as the initial accounting for them is incomplete.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 27, 2019.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 27, 2019.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 45 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on December 29, 2018. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on Internal Control over Financial Reporting
We have audited, The Chefs’ Warehouse, Inc. (the “Company’s”) internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2019, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 27, 2019 and December 28, 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
February 24, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 15, 2020, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 15, 2020, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 15, 2020, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 27, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	115,639	$20.23	2,106,449
Plans not approved by stockholders	—	—	—
Total	115,639	$20.23	2,106,449

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 15, 2020, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be held on May 15, 2020, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

2.6
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

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of January 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 31, 2017).

4.0	Description of Securities

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

4.2
Indenture, dated as of November 22, 2019, between The Chefs’ Warehouse, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 22, 2019).

4.3	Form of 1.875% Convertible Senior Note due 2024 (included as an exhibit to Exhibit 4.2)

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

10.7*	Offer letter between Chefs’ Warehouse Holdings, LLC and Patricia Lecouras, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2013).

10.8*
Offer letter between Chefs’ Warehouse Holdings, LLC and Alexandros Aldous, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 13, 2013).

10.9*
Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.10*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.11*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2014).

10.12	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed on March 10, 2017).

10.13*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.14
Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.24(b) to the Company's Form 10-K filed on March 10, 2017).

10.15	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2017).

10.16*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.17
Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.27(b) to the Company’s Form 10-K filed on March 10, 2017).

10.18*	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.19*	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

10.20
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

10.21	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.22	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.23†	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.24	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.25	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility

10.26
Credit Agreement, dated as of June 29, 2018, by and among Chefs’ Warehouse Parent, LLC and Dairyland USA Corporation, as Borrowers, and The Chefs’ Warehouse, Inc., The Chefs’ Warehouse Mid-Atlantic, LLC, Bel Canto Foods, LLC, The Chefs’ Warehouse West Coast, LLC, The Chefs’ Warehouse Of Florida, LLC, Michael’s Finer Meats, LLC, Michael’s Finer Meats Holdings, LLC, The Chefs’ Warehouse Midwest, LLC, Fells Point Holdings, LLC and other Loan Parties party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A., as Administrative Agent and Swing Line Lender (the “ABL Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018).

10.27	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility.

10.28*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

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

10.33*†	The Chefs’ Warehouse, Inc. 2018 Cash Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on March 1, 2019).

10.34*	The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 30, 2019).

10.35*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.36*
Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2019).

10.37*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

23.1†	Consent of the Independent Registered Public Accounting Firm.

21†	Subsidiaries of the Company.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2020.

THE CHEFS’ WAREHOUSE, INC.

February 24, 2020	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 24, 2020
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 24, 2020
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 24, 2020
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 24, 2020
John Pappas

/s/ Alan Guarino	Director	February 24, 2020
Alan Guarino

/s/ Dominick C. Cerbone	Director	February 24, 2020
Dominick C. Cerbone

/s/ Joseph Cugine	Director	February 24, 2020
Joseph Cugine

/s/ Stephen Hanson	Director	February 24, 2020
Stephen Hanson

/s/ Katherine Oliver	Director	February 24, 2020
Katherine Oliver

/s/ Steven F. Goldstone	Director	February 24, 2020
Steven F. Goldstone