Form 10-Q
period 2020-03-27
Chefs' Warehouse, Inc.
filed 2020-05-06
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-35249
THE CHEFS’ WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3031526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 East Ridge Road
Ridgefield, Connecticut 06877
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 894-1345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	CHEF	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	CHEF	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at May 4, 2020: 31,031,894

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; our business operations and future development could be significantly disrupted if we lose key members of our management team; significant public health epidemics or pandemics, including COVID-19, may adversely affect our business, results of operations and financial condition; and other risks and uncertainties included under the heading Risk Factors in our Annual Report on Form 10-K filed on February 24, 2020 with the Securities and Exchange Commission (the “SEC”) and in this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 27, 2020 (unaudited)	December 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$193,517	$140,233
Accounts receivable, net of allowance of $25,618 in 2020 and $8,846 in 2019	144,263	175,044
Inventories, net	129,999	124,056
Prepaid expenses and other current assets	24,914	13,823
Total current assets	492,693	453,156
Equipment, leasehold improvements and software, net	125,635	92,846
Operating lease right-of-use assets	127,255	127,649
Goodwill	212,510	197,743
Intangible assets, net	145,752	138,751
Other assets	3,069	3,534
Total assets	$1,106,914	$1,013,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,621	$94,097
Accrued liabilities	29,477	29,847
Short-term operating lease liabilities	18,091	17,453
Accrued compensation	8,172	8,033
Current portion of long-term debt	4,069	721
Total current liabilities	152,430	150,151
Long-term debt, net of current portion	495,860	386,106
Operating lease liabilities	119,786	120,572
Deferred taxes, net	8,983	10,883
Other liabilities and deferred credits	10,238	10,034
Total liabilities	787,297	677,746
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 27, 2020 and December 27, 2019	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 30,989,742 and 30,341,941 shares issued and outstanding at March 27, 2020 and December 27, 2019, respectively	310	304
Additional paid in capital	210,381	212,240
Accumulated other comprehensive loss	(2,426)	(2,048)
Retained earnings	111,352	125,437
Total stockholders’ equity	319,617	335,933
Total liabilities and stockholders’ equity	$1,106,914	$1,013,679

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Net sales	$375,431	$357,027
Cost of sales	284,530	266,838
Gross profit	90,901	90,189
Operating expenses	107,917	84,039
Operating (loss) income	(17,016)	6,150
Interest expense	5,124	4,551
Loss on asset disposal	42	34
(Loss) income before income taxes	(22,182)	1,565
Provision for income taxes	(8,097)	431
Net (loss) income	$(14,085)	$1,134
Other comprehensive (loss) income:
Foreign currency translation adjustments	(378)	55
Comprehensive (loss) income	$(14,463)	$1,189
Net (loss) income per share:
Basic	$(0.48)	$0.04
Diluted	$(0.48)	$0.04
Weighted average common shares outstanding:
Basic	29,621,433	29,457,257
Diluted	29,621,433	29,840,979

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617

Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay tax withholding	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Cash flows from operating activities:
Net (loss) income	$(14,085)	$1,134
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,762	2,881
Amortization of intangible assets	3,298	2,877
Provision for allowance for doubtful accounts	18,431	851
Non-cash operating lease expense	244	537
Deferred taxes	(1,900)	1,131
Amortization of deferred financing fees	762	522
Stock compensation	851	915
Change in fair value of contingent earn-out liabilities	(6,812)	107
Loss on asset disposal	42	34
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	33,141	13,778
Inventories	2,501	677
Prepaid expenses and other current assets	(8,855)	(207)
Accounts payable, accrued liabilities and accrued compensation	(14,311)	(18,010)
Other assets and liabilities	3,916	164
Net cash provided by operating activities	21,985	7,391

Cash flows from investing activities:
Capital expenditures	(3,093)	(4,125)
Cash paid for acquisitions, net of cash received	(63,450)	(27,990)
Net cash used in investing activities	(66,543)	(32,115)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(687)	(37)
Proceeds from exercise of stock options	—	412
Surrender of shares to pay withholding taxes	(838)	(742)
Cash paid for contingent earn-out liability	(500)	—
Borrowings under asset-based loan facility	100,000	—
Net cash provided by (used in) financing activities	97,975	(367)

Effect of foreign currency on cash and cash equivalents	(133)	(2)
Net change in cash and cash equivalents	53,284	(25,093)
Cash and cash equivalents-beginning of period	140,233	42,410
Cash and cash equivalents-end of period	$193,517	$17,317

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

The COVID-19 Pandemic

The COVID-19 pandemic (“COVID-19”) has had a material impact on the Company’s business and operations and those of its customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. Due to COVID-19, the Company incurred estimated non-cash charges of approximately $15,800 related to incremental bad debt expense and approximately $3,300 related to incremental inventory obsolescence. The adverse impact to the Company’s customer base and its market capitalization were triggering events and, accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as described in Note 8 to these financial statements.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2019 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2020.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2020, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, COVID-19 and other factors, the results of operations for the thirteen weeks ended weeks ended March 27, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in Fiscal 2020

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance which requires entities to use a forward-looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The Company adopted this guidance on December 28, 2019. The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. The Company also estimates receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically in the first quarter of fiscal 2020, the impact of COVID-19. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Guidance Not Yet Adopted

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and other simplifications and clarifications. The guidance will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements.

Note 2 – Revenue Recognition

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 27, 2020		March 29, 2019
Center-of-the-Plate	$163,820	43.6%	$156,616	43.9%
Dry Goods	67,654	18.0%	63,754	17.9%
Pastry	54,904	14.6%	50,205	14.1%
Cheese and Charcuterie	38,130	10.2%	35,355	9.9%
Dairy and Eggs	24,716	6.6%	25,614	7.2%
Oils and Vinegars	18,190	4.8%	18,693	5.2%
Kitchen Supplies	8,017	2.2%	6,790	1.8%
Total	$375,431	100%	$357,027	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is relieved when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,351 and $1,345 as of March 27, 2020 and December 27, 2019, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $245 and $314 as of March 27, 2020 and December 27, 2019, respectively. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $151 and $194 as of March 27, 2020 and December 27, 2019, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Note 3 – Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Net (loss) income per share:
Basic	$(0.48)	$0.04
Diluted	$(0.48)	$0.04
Weighted average common shares:
Basic	29,621,433	29,457,257
Diluted	29,621,433	29,840,979

Reconciliation of net (loss) income per common share:

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Numerator:
Net (loss) income	$(14,085)	$1,134
Denominator:
Weighted average basic common shares outstanding	29,621,433	29,457,257
Dilutive effect of stock options and unvested common shares	—	383,722
Weighted average diluted common shares outstanding	29,621,433	29,840,979

Potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Restricted share awards (“RSAs”)	27,649	—
Convertible notes	3,484,788	91,053

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $7,478 and $7,957 as of March 27, 2020 and December 27, 2019, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	—	—	(500)	(500)
Changes in fair value	(2,583)	(1,777)	(1,602)	(850)	(6,812)
Balance March 27, 2020	$1,961	$6,180	$479	$2,230	$10,850

Fair Value of Financial Instruments

 The following table presents the carrying value and fair value of the Company’s convertible notes. In estimating the fair value of the convertible notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate.

	March 27, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$150,000	$130,977	$150,000	$165,000
Convertible Unsecured Note	$4,000	$3,595	$4,000	$4,282

Note 5 – Acquisitions

Sid Wainer

On January 27, 2020, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son (“Sid Wainer”), a specialty food and produce distributor in New England. The purchase price was approximately $46,450 paid in cash at closing and is subject to a customary working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $4,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $2,081 and $479 as of January 27, 2020 and March 27, 2020, respectively.

The Company is in the process of finalizing a valuation of the earn-out liability, and tangible and intangible assets of Sid Wainer as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for the Sid Wainer acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty food and produce distributor to leverage the Company’s existing products in the markets served by Sid Wainer, to supply Sid Wainer’s produce offerings to our New York market and any intangible assets that do not qualify for separate recognition. The Company reflected net sales of $25,751 and an operating loss of $1,105 for Sid Wainer in its consolidated statement of operations for the thirteen weeks ended March 27, 2020.

The table below presents unaudited pro forma consolidated income statement information of the Company as if the Sid Wainer acquisition had occurred on December 29, 2018. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, any incremental costs for Sid Wainer transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Sid Wainer acquisition at their respective fair values.

	Thirteen Weeks Ended
	March 27, 2020	—	March 29, 2019
Net sales	$388,209		$402,074
Loss before income taxes	(23,187)		(439)

Additionally, during the quarter ended March 27, 2020, the Company paid approximately $17,000 for a specialty center-of-the plate distributor in New England.

The table below sets forth the purchase price allocation of these acquisitions:

	Sid Wainer	Other Acquisitions
Current assets	$24,735	$6,790
Customer relationships	—	6,200
Trademarks	3,500	700
Goodwill	9,645	5,131
Fixed assets	21,055	503
Right-of-use assets	8,259	1,019
Lease liabilities	(8,259)	(1,019)
Current liabilities	(10,404)	(941)
Earn-out liability	(2,081)	(1,383)
Total consideration	$46,450	$17,000

The Company recognized professional fees of $435 in operating expenses related to the acquisitions in the first quarter of fiscal 2020.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $5,268 and $1,937 at March 27, 2020 and December 27, 2019, respectively. The Company incurred estimated inventory valuation adjustments of approximately $3,300 related to inventory obsolescence due to COVID-19.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of March 27, 2020 and December 27, 2019 consisted of the following:

	Useful Lives	March 27, 2020	December 27, 2019
Land	Indefinite	$5,020	$1,170
Buildings	20 years	15,871	1,360
Machinery and equipment	5-10 years	25,881	21,718
Computers, data processing and other equipment	3-7 years	13,653	12,686
Software	3-7 years	29,331	29,305
Leasehold improvements	1-40 years	71,297	70,903
Furniture and fixtures	7 years	3,322	3,309
Vehicles	5-7 years	19,464	6,410
Other	7 years	95	95
Construction-in-process		9,772	9,200
		193,706	156,156
Less: accumulated depreciation and amortization		(68,071)	(63,310)
Equipment, leasehold improvements and software, net		$125,635	$92,846

Construction-in-process at March 27, 2020 and December 27, 2019 related primarily to the implementation of the Company’s Enterprise Resource Planning system.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Depreciation expense	$3,568	$1,973
Software amortization	$1,194	$908
	$4,762	$2,881

The net book value of equipment financed under finance leases at March 27, 2020 and December 27, 2019 was $16,337 and $3,905, respectively.

Note 8 – Goodwill and Other Intangible Assets

COVID-19 has had a material impact on the Company’s customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These actions have led to a significant decrease in demand for the Company’s products. The adverse impact to the Company’s customer base and its market capitalization were triggering events and accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of March 27, 2020.

Goodwill Impairment Test

The Company estimated the fair value of its reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. On the basis of these assumptions, the Company determined that the fair values of its reporting units exceeded the net carry values of their assets and liabilities by approximately $400,000, $19,000 and $14,000 for the East Coast, Midwest and West Coast reporting units, respectively. As such, goodwill was not impaired.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. On the basis of these assumptions, the Company determined that the undiscounted cash flows for each of the Company’s asset groups exceeded their respective carry values and therefore long-lived assets were not impaired.

Although the interim quantitative goodwill and long-lived asset impairment tests indicated no impairment existed as of March 27, 2020, the impacts of COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2019	$197,743
Acquisitions	14,776
Foreign currency translation	(9)
Carrying amount as of March 27, 2020	$212,510

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years.

Other intangible assets as of March 27, 2020 and December 27, 2019 consisted of the following:

March 27, 2020	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$141,384	$(47,889)	$93,495
Non-compete agreements	8,579	(7,552)	1,027
Trademarks	68,646	(17,416)	51,230
Total	$218,609	$(72,857)	$145,752

December 27, 2019
Customer relationships	$135,226	$(45,454)	$89,772
Non-compete agreements	8,579	(7,479)	1,100
Trademarks	64,505	(16,626)	47,879
Total	$208,310	$(69,559)	$138,751

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangible assets was $3,298 and $2,877 for the thirteen weeks ended March 27, 2020 and March 29, 2019, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 25, 2020 and each of the next four fiscal years and thereafter is as follows:

2020	$9,956
2021	13,270
2022	12,490
2023	11,463
2024	11,119
Thereafter	87,454
Total	$145,752

Note 9 – Debt Obligations

Debt obligations as of March 27, 2020 and December 27, 2019 consisted of the following:

	March 27, 2020	December 27, 2019
Senior secured term loan	$238,129	$238,129
Convertible senior notes	150,000	150,000
Asset-based loan facility	100,000	—
Convertible unsecured note	4,000	4,000
Finance lease and other financing obligations	16,337	3,905
Deferred finance fees and original issue discount	(8,537)	(9,207)
Total debt obligations	499,929	386,827
Less: current installments	(4,069)	(721)
Total debt obligations excluding current installments	$495,860	$386,106

As of March 27, 2020, the Company was in compliance with all debt covenants and the Company had reserved $16,641 of the asset-based loan facility (“ABL Facility”) for the issuance of letters of credit. As of March 27, 2020, funds totaling $33,359 were available for borrowing under the ABL Facility. The interest rates on the Company’s senior secured term loan and ABL Facility were 5.1% and 1.9%, respectively, at March 27, 2020.

Note 10 – Stockholders’ Equity

Preferred Stock Purchase Rights

On March 22, 2020, the Company’s board of directors approved a limited duration Preferred Stock Purchase Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the board of directors approved a dividend of one preferred share purchase right (a “Right”) for each share outstanding share of the Company’s common stock to purchase one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $40.00 per Unit of Preferred Stock, subject to adjustment as provided in the Rights Agreement. The Rights will expire on March 21, 2021, unless the Rights are earlier redeemed or exchanged by the Company or upon the occurrence of certain transactions.

Equity Awards

The following table reflects the activity of RSAs during the thirteen weeks ended March 27, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	740,609	$27.68
Granted	822,134	18.57
Vested	(192,357)	23.89
Forfeited	(14,701)	22.06
Unvested at March 27, 2020	1,355,685	$22.76

The Company granted 822,134 RSAs to its employees at a weighted average grant date fair value of $18.57 during the thirteen weeks ended March 27, 2020. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to three years. The Company recognized expense totaling $851 and $801 on its RSAs during the thirteen weeks ended March 27, 2020 and March 29, 2019, respectively.

At March 27, 2020, the total unrecognized compensation cost for unvested RSAs was $19,556 and the weighted-average remaining period was approximately 2.8 years. Of this total, $12,869 related to RSAs with time-based vesting provisions and $6,687 related to RSAs with performance-based vesting provisions. At March 27, 2020, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.8 years and 3.0 years, respectively.

The Company’s stock options fully vested during the first quarter of fiscal 2019. The Company recognized expense $114 on stock options during the thirteen weeks ended March 29, 2019. No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized.

As of March 27, 2020, there were 1,414,655 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The legislation provides temporary changes to the extent to which companies can carryback net operating losses, changes to interest expense deduction limitations and other tax relief provisions.

The Company’s effective income tax rate was 36.5% and 27.5% for the thirteen weeks ended March 27, 2020 and March 29, 2019, respectively. The higher effective tax rate in the current period is primarily related to the Company’s current net loss forecast for fiscal 2020 which, under the CARES Act, allows the Company to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%. The Company recorded an income tax refund receivable of $8,762 as of March 27, 2020 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 12 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $118 and $108 during the thirteen weeks ended March 27, 2020 and March 29, 2019, respectively. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$334	$964
Cash paid for interest, net of cash received	$2,883	$5,271
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,700	$5,890
Operating cash flows from finance leases	$111	$17
ROU assets obtained in exchange for lease liabilities:
Operating leases	$4,989	$131,819
Finance leases	$13,208	$854
Other non-cash investing and financing activities:
Convertible notes issued for acquisitions	$—	$4,000
Contingent earn-out liabilities for acquisitions	$3,464	$4,080

Note 14 – Subsequent Events

On April 27, 2020, the Company paid $2,250 to the former owners of Bassian related to their successful attainment of the gross profit targets in their earn-out agreement.

On April 16, 2020, the White House Coronavirus Task Force released guidelines for a three-phased approach to reopening the U.S. economy. The guidelines were issued to help state and local governments plan for a responsible reopening of their economies along with certain health and safety precautions. Certain state governors, including those of Florida, Ohio and Texas, markets in which we operate, announced phased reopenings of their economies in May 2020. The timing of a broad reopening of the U.S. economy cannot be predicted at this time nor can COVID-19’s impact on future consumer spending behavior. The Company continues to support its customer base as they serve their communities while managing its liquidity effectively during this time of demand uncertainty. As of April 30, 2020, the Company had cash and cash equivalents of approximately $200,000 and availability on its asset-based loan facility of $33,359.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Business Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 55,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”), we also sell certain of our center-of-the-plate products directly to consumers.

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“COVID-19”) has had a material impact on our business and operations and those of our customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets we serve, which has forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. These developments have resulted in a $23.5 million decline in organic sales compared to the prior year quarter. Due to COVID-19, we incurred estimated non-cash charges of $15.8 million related to incremental bad debt expense and approximately $3.3 million related to estimated inventory obsolescence.

Our management team is responding rapidly to the changing landscape and pursuing alternate sources of revenue to mitigate the extent of sales declines in our core customer base. Our sales force is working closely with our core customers and developing solutions to help them fulfill the demand in their communities whilst complying with health and safety restrictions. We are actively entering into new business relationships with retail food outlets as they experience a sharp increase in demand. As we develop these new sales channels, we are negotiating favorable credit terms given the nature of the underlying customer base and the current market environment. In addition, our purchasing teams have worked diligently to shift our product purchases to SKUs that are in high demand. Thus far, we have not experienced difficulties in procuring products from our suppliers.

In response to the pandemic, we expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve. We now offer products directly to consumers through our Allen Brothers and “Shop Like a Chef” online platforms.

We have implemented cost control measures during this time of demand volatility. Our variable cost structure naturally decreases as our sales decrease, however, we are also reducing our fixed cost structure. Among other actions, we have postponed planned capital expenditures, returned certain equipment on short-term rental agreements, and reduced compensation expense through salary reductions, furloughs and lay-offs as we right-size our organization to current levels of demand.

Management determined COVID-19’s adverse impact on our operations and our market capitalization were triggering events that required us to test goodwill and long-lived assets for impairment as of March 27, 2020. No impairments were recorded as a result of these tests. However, the impacts of COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

We closed the quarter with total cash and cash equivalents of $193.5 million, inclusive of a $100.0 million draw on our asset-based loan facility on March 18, 2020. Subsequent to this draw, we had approximately $33.4 million of remaining availability under our asset-based loan facility as of March 27, 2020. We are actively monitoring our working capital to effectively manage our liquidity during this time of uncertainty and expect to use the proceeds of the draw, if any, to rescale our business when demand returns.

The future impact of COVID-19 on our business, operations and liquidity is difficult to predict at this time and is highly dependent upon decisions made by federal, state and local governments and future consumer spending behavior.

Recent Acquisitions

On February 3, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc., a specialty center-of-the-plate producer and distributor in New England. The purchase price was approximately $17.0 million paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $3.0 million over a two-year period upon successful attainment of certain gross profit targets.

On January 27, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son, a specialty food and produce distributor in New England. The purchase price was approximately $46.5 million paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $4.0 million over a two-year period upon successful attainment of certain gross profit targets.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Net sales	$375,431	$357,027
Cost of sales	284,530	266,838
Gross profit	90,901	90,189
Operating expenses	107,917	84,039
Operating (loss) income	(17,016)	6,150
Interest and other expense	5,166	4,585
(Loss) income before income taxes	(22,182)	1,565
Provision for income taxes	(8,097)	431
Net (loss) income	$(14,085)	$1,134

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

Thirteen Weeks Ended March 27, 2020 Compared to Thirteen Weeks Ended March 29, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$375,431	$357,027	$18,404	5.2%

Sales growth from acquisitions contributed $41.9 million, or 11.8%, to sales growth. Organic sales declined $23.5 million, or 6.6%, versus the prior year period primarily due to impacts of COVID-19. Organic case count declined approximately 5.0% in our specialty category. In addition, specialty unique customers and placements declined 1.9% and 9.6%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 10.0% compared to the prior year. Estimated deflation was 2.1% in our specialty category and inflation was 3.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	$90,901	$90,189	$712	0.8%
Gross profit margin	24.2%	25.3%

Gross profit was relatively unchanged versus the prior year quarter despite the increase in net sales. Gross profit margin decreased approximately 105 basis points. Gross profit margins decreased 311 basis points in the Company’s specialty category and increased 157 basis points in the Company’s center-of-the-plate category compared to the prior year period. Our specialty category gross profit results include a charge of approximately $3.3 million related to estimated inventory losses from obsolescence due to impacts of COVID-19. Center-of-the-plate category gross profit was favorably impacted by a greater mix of retail sales in the current year period.

Operating Expenses

	2020	2019	$ Change	% Change
Operating expenses	107,917	84,039	$23,878	28.4%
Percentage of net sales	28.7%	23.5%

The increase in operating expenses relates primarily to our recent acquisitions and an estimated non-cash charge of approximately $15.8 million related to incremental bad debt expense as a result COVID-19, partially offset by a decrease in non-cash charges due to changes in the fair value of our contingent earn-out liabilities. Total operating expenses for the thirteen weeks ended March 27, 2020 includes a $6.8 million credit due to a reduction in the fair value of our contingent earn-out liabilities compared to a charge of $0.1 million for the thirteen weeks ended March 29, 2019. Our ratio of operating expenses to net sales was higher as a result of adverse COVID-19 impacts to our sales growth and a 467 basis point increase in non-cash charges related to bad debt expense, partially offset by a 184 basis point decrease in non-cash charges related to changes in the fair value of our contingent earn-out liabilities.

Interest and Other Expense

	2020	2019	$ Change	% Change
Interest and other expense	5,166	4,585	$581	12.7%

Interest and other expense increased primarily due to the interest charged on our Convertible Senior Notes issued on November 22, 2019 and the $100.0 million draw on our asset-based loan facility on March 18, 2020, partially offset by lower effective interest rates charged on our outstanding debt.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for income taxes	(8,097)	431	$(8,528)	(1,978.7)%
Effective tax rate	36.5%	27.5%

The higher effective tax rate is primarily related to our current net loss forecast for fiscal 2020 which allows us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	March 27, 2020	December 27, 2019
Senior secured term loan	$238,129	$238,129
Total convertible debt	$154,000	$154,000
Borrowings outstanding on asset-based loan facility	$100,000	$—
Finance leases and other financing obligations	$16,337	$3,905

As of March 27, 2020, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $492.1 million.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	March 27, 2020	December 27, 2019
Cash and cash equivalents	$193,517	$140,233
Working capital, excluding cash and cash equivalents	$146,746	$162,772
Availability under asset-based loan facility	$33,359	$133,359

We anticipate capital expenditures, excluding cash paid for acquisitions, for fiscal 2020 will be in the range of $10.0 million to $12.0 million which is down from our original estimate of $38.0 million to $42.0 million. The decrease is a result of us postponing certain investments due to COVID-19. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Cash Flows

	Thirteen Weeks Ended
	March 27, 2020	March 29, 2019
Net (loss) income	$(14,085)	$1,134
Non-cash charges	$19,678	$9,855
Changes in working capital	$16,392	$(3,598)
Cash provided by operating activities	$21,985	$7,391
Cash used in investing activities	$(66,543)	$(32,115)
Cash provided by (used in) financing activities	$97,975	$(367)

Net cash provided by operations was $22.0 million for the thirteen weeks ended March 27, 2020 consisting of a net loss of $14.1 million offset by $19.7 million of non-cash charges and cash generated from working capital of $16.4 million. The increase in non-cash charges of $9.8 million is primarily driven by an increase in non-cash bad debt expense due to COVID-19, partially offset by a $6.8 million credit due to the reduction in the fair value of our contingent earn-out liabilities. The cash generated from working capital increase of $20.0 million is primarily driven by a $19.4 million increase from accounts receivable.

Net cash used in investing activities was $66.5 million for the thirteen weeks ended March 27, 2020, driven by $63.5 million in cash used to fund acquisitions and $3.1 million in capital expenditures which included implementations of our Enterprise Resource Planning system.

Net cash provided by financing activities was $98.0 million for the thirteen weeks ended March 27, 2020, driven by a $100.0 million draw on our asset-based loan facility.

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

Off-Balance Sheet Arrangements

As of March 27, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) vendor rebates and other promotional incentives, (vi) self-insurance reserves, (vii) accounting for income taxes and (viii) contingent earn-out liabilities. Our critical accounting policies and estimates are described in the Form 10-K filed with the SEC on February 24, 2020. Pursuant to our adoption of Accounting Standards Update 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments on December 28, 2019, our accounting policy for determining our allowance for doubtful accounts has been changed as follows:

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically in the first quarter of fiscal 2020 the impact of the COVID-19 pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 27, 2020, we had an aggregate $338.1 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.1 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 27, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 27, 2019 filed with the SEC on February 24, 2020. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

Significant public health epidemics or pandemics, including COVID-19, may adversely affect our business, results of operations and financial condition.

A public health epidemic or pandemic can significantly impact our business or those of our core customers or suppliers, particularly if located in geographies in which we have significant operations. Such events could significantly impact the food-away-from-home industry and other industries that are sensitive to changes in consumer discretionary spending habits. In addition, our operations could be disrupted if we were required to quarantine employees that work at our various distribution centers and processing facilities.

For instance, the recent outbreak of COVID-19 and its development into a pandemic is resulting in governmental authorities in many locations where we operate, and in which our customers are present and suppliers operate, to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants and hotels, to reduce or discontinue operations, which has and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, is resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19. These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The extent to which the COVID-19 pandemic impacts our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity of the disease, the extent of the outbreak, and federal, state and local government responses, among others.

ITEM 2.         UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2019 to January 24, 2020	—	$—	—	—
January 25, 2020 to February 21, 2020	22,899	37.28	—	—
February 22, 2020 to March 27, 2020	136,733	13.50	—	—
Total	159,632	$16.91	—	—

(1)
During the thirteen weeks ended March 27, 2020, we withheld 159,632 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

3.1
Certificate of Designation of the Voting Powers, Designation, Preferences and Relative, Participating,
Optional or Other Special Rights and Qualifications, Limitations and Restrictions of the Series A
Preferred Stock of The Chefs’ Warehouse, Inc. (incorporated by reference to Exhibit 3.1 to the
Company’s Form 8-K filed on March 23, 2020)

4.1
Rights Agreement, dated as of March 22, 2020, between The Chefs’ Warehouse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2020)

10.1	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan*

10.2	The Chefs’ Warehouse, Inc. Executive Change in Control Plan*

10.3	Form of Executive Severance Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2020.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: May 6, 2020	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2020	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)