Form 10-Q
period 2020-06-26
Chefs' Warehouse, Inc.
filed 2020-07-29
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 24, 2020: 37,797,548

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; interest charged on our outstanding debt may be adversely affected by changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate; our business operations and future development could be significantly disrupted if we lose key members of our management team; and significant public health epidemics or pandemics, including COVID-19, may adversely affect our business, results of operations and financial condition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 26, 2020 (unaudited)	December 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$201,824	$140,233
Accounts receivable, net of allowance of $26,129 in 2020 and $8,846 in 2019	105,125	175,044
Inventories, net	96,627	124,056
Prepaid expenses and other current assets	27,711	13,823
Total current assets	431,287	453,156
Equipment, leasehold improvements and software, net	121,175	92,846
Operating lease right-of-use assets	122,881	127,649
Goodwill	214,561	197,743
Intangible assets, net	142,355	138,751
Other assets	3,141	3,534
Total assets	$1,035,400	$1,013,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,878	$94,097
Accrued liabilities	28,368	29,847
Short-term operating lease liabilities	17,968	17,453
Accrued compensation	8,550	8,033
Current portion of long-term debt	5,905	721
Total current liabilities	121,669	150,151
Long-term debt, net of current portion	397,818	386,106
Operating lease liabilities	115,757	120,572
Deferred taxes, net	5,069	10,883
Other liabilities and deferred credits	7,770	10,034
Total liabilities	648,083	677,746
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 26, 2020 and December 27, 2019	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,798,548 and 30,341,941 shares issued and outstanding at June 26, 2020 and December 27, 2019, respectively	378	304
Additional paid in capital	298,230	212,240
Accumulated other comprehensive loss	(2,309)	(2,048)
Retained earnings	91,018	125,437
Total stockholders’ equity	387,317	335,933
Total liabilities and stockholders’ equity	$1,035,400	$1,013,679

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$200,496	$411,420	$575,927	$768,447
Cost of sales	153,057	304,945	437,587	571,783
Gross profit	47,439	106,475	138,340	196,664
Operating expenses	72,847	90,939	180,764	174,978
Operating (loss) income	(25,408)	15,536	(42,424)	21,686
Interest expense	5,772	4,845	10,896	9,396
Loss on asset disposal	1	6	43	40
(Loss) income before income taxes	(31,181)	10,685	(53,363)	12,250
Provision for income tax (benefit) expense	(10,847)	2,939	(18,944)	3,370
Net (loss) income	$(20,334)	$7,746	$(34,419)	$8,880
Other comprehensive (loss) income:
Foreign currency translation adjustments	117	118	(261)	173
Comprehensive (loss) income	$(20,217)	$7,864	$(34,680)	$9,053
Net (loss) income per share:
Basic	$(0.57)	$0.26	$(1.05)	$0.30
Diluted	$(0.57)	$0.26	$(1.05)	$0.30
Weighted average common shares outstanding:
Basic	35,759,193	29,527,167	32,672,876	29,492,138
Diluted	35,759,193	29,848,285	32,672,876	29,844,614

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617
Net loss	—	—	—	—	(20,334)	(20,334)
Stock compensation	176,037	2	1,997	—	—	1,999
Public offering of common stock	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	117	—	117
Shares surrendered to pay tax withholding	(1,846)	—	(23)	—	—	(23)
Balance June 26, 2020	37,798,548	$378	$298,230	$(2,309)	$91,018	$387,317

Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay tax withholding	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423
Net income	—	—	—	—	7,746	7,746
Stock compensation	346,915	3	1,085	—	—	1,088
Exercise of stock options	7,193	—	146	—	—	146
Cumulative translation adjustment	—	—	—	118	—	118
Shares surrendered to pay tax withholding	(3,928)	—	(126)	—	—	(126)
Balance June 28, 2019	30,291,364	$303	$209,016	$(2,048)	$110,124	$317,395

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019
Cash flows from operating activities:
Net (loss) income	$(34,419)	$8,880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,675	6,055
Amortization of intangible assets	6,720	6,184
Provision for allowance for doubtful accounts	19,611	1,914
Non-cash operating lease expense	463	1,151
Deferred taxes	(5,814)	1,332
Amortization of deferred financing fees	1,478	1,044
Stock compensation	2,850	2,003
Change in fair value of contingent earn-out liabilities	(6,649)	2,795
Loss on asset disposal	43	40
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	70,483	7,424
Inventories	34,877	(7,965)
Prepaid expenses and other current assets	(9,460)	(640)
Accounts payable, accrued liabilities and accrued compensation	(43,398)	(5,482)
Other assets and liabilities	1,119	(2,845)
Net cash provided by operating activities	47,579	21,890

Cash flows from investing activities:
Capital expenditures	(4,400)	(8,549)
Cash paid for acquisitions, net of cash received	(63,450)	(28,292)
Net cash used in investing activities	(67,850)	(36,841)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(37,439)	(1,716)
Proceeds from the issuance of common stock, net of issuance costs	85,941	—
Payment of deferred financing fees	(856)	—
Proceeds from exercise of stock options	—	558
Surrender of shares to pay withholding taxes	(2,727)	(868)
Cash paid for contingent earn-out liability	(2,927)	(200)
Borrowings under asset-based loan facility	100,000	—
Payments under asset based loan facility	(60,000)	(960)
Net cash provided by (used in) financing activities	81,992	(3,186)

Effect of foreign currency on cash and cash equivalents	(130)	21
Net change in cash and cash equivalents	61,591	(18,116)
Cash and cash equivalents-beginning of period	140,233	42,410
Cash and cash equivalents-end of period	$201,824	$24,294

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year-end to the calendar year. The Company’s business consists of three operating segments: East Coast, Midwest and West Coast that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos, specialty food stores, grocers and warehouse clubs.

The COVID-19 Pandemic

The COVID-19 pandemic (“COVID-19”) has had a material impact on the Company’s business and operations and those of its customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May however, restrictions in certain of key markets were not eased until early June. As of June 26, 2020, the majority of state and local governments with jurisdiction over markets in which the Company operates allow the Company’s customers to operate outdoor dining service and in certain markets, indoor dining service while adhering to specified social distancing and capacity restrictions. The duration and extent of restrictions imposed on the Company’s customers by federal, state and local governments is dependent on future developments regarding the pandemic including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others. Due to COVID-19, the Company incurred estimated non-cash charges of approximately $15,800 related to incremental bad debt expense and approximately $8,800 related to incremental inventory obsolescence during the twenty-six weeks ended June 26, 2020. The adverse impact to the Company’s customer base and its market capitalization were triggering events and, accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020 as described in Note 8 to these financial statements.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2020, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, COVID-19 and other factors, the results of operations for the thirteen and twenty-six weeks ended June 26, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in Fiscal 2020

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance which requires entities to use a forward-looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The Company adopted this guidance on December 28, 2019. The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. The Company also estimates receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of COVID-19. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Leases: In April 2020, the FASB issued guidance describing appropriate approaches entities should follow when accounting for lease concessions negotiated due to the effects of COVID-19. The Company has negotiated rent deferrals with certain lessors that do not materially modify the amount of consideration due under the original contract terms. Consistent with the guidance, the Company elected to recognize such rent deferrals as accrued expenses. The Company will continue to recognize expense during the deferral period.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Center-of-the-Plate	$115,834	57.8%	$183,513	44.6%	$279,654	48.6%	$340,129	44.3%
Dry Goods	24,099	12.0%	68,106	16.6%	81,985	14.2%	128,139	16.7%
Pastry	15,548	7.8%	56,532	13.7%	64,809	11.3%	106,737	13.9%
Cheese and Charcuterie	15,594	7.8%	41,218	10.0%	50,667	8.8%	76,573	10.0%
Produce	12,048	6.0%	4,659	1.1%	36,068	6.3%	8,380	1.1%
Dairy and Eggs	7,495	3.7%	28,671	7.0%	29,641	5.1%	54,285	7.1%
Oils and Vinegars	5,436	2.7%	20,937	5.1%	21,595	3.7%	39,630	5.2%
Kitchen Supplies	4,442	2.2%	7,784	1.9%	11,508	2.0%	14,574	1.7%
Total	$200,496	100%	$411,420	100%	$575,927	100%	$768,447	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is relieved when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $1,276 and $1,345 as of June 26, 2020 and December 27, 2019, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $145 and $314 as of June 26, 2020 and December 27, 2019, respectively. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $90 and $194 as of June 26, 2020 and December 27, 2019, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within operating expenses on the Company’s consolidated statements of operations.

Note 3 – Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net (loss) income per share:
Basic	$(0.57)	$0.26	$(1.05)	$0.30
Diluted	$(0.57)	$0.26	$(1.05)	$0.30
Weighted average common shares:
Basic	35,759,193	29,527,167	32,672,876	29,492,138
Diluted	35,759,193	29,848,285	32,672,876	29,844,614

Reconciliation of net (loss) income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net (loss) income	$(20,334)	$7,746	$(34,419)	$8,880
Denominator:
Weighted average basic common shares outstanding	35,759,193	29,527,167	32,672,876	29,492,138
Dilutive effect of stock options and unvested common shares	—	321,118	—	352,476
Weighted average diluted common shares outstanding	35,759,193	29,848,285	32,672,876	29,844,614

Potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Restricted share awards (“RSAs”)	534,172	148,793	393,905	74,291
Convertible notes	3,484,788	91,053	3,484,788	91,053

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $5,192 and $7,957 as of June 26, 2020 and December 27, 2019, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(677)	(2,927)
Changes in fair value	(2,540)	(1,677)	(1,591)	(841)	(6,649)
Balance June 26, 2020	$2,004	$4,030	$490	$2,062	$8,586

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

	June 26, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$150,000	$137,083	$150,000	$165,000
Convertible Unsecured Note	$4,000	$3,790	$4,000	$4,282

Note 5 – Acquisitions

Sid Wainer

On January 27, 2020, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son (“Sid Wainer”), a specialty food and produce distributor in New England. The final purchase price was approximately $44,081, consisting of $46,450 paid in cash at closing, partially offset by $2,369 net working capital true-up receivable. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $4,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $2,081 and $490 as of January 27, 2020 and June 26, 2020, respectively.

The Company is in the process of finalizing a valuation of the earn-out liability, and tangible and intangible assets of Sid Wainer as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for the Sid Wainer acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty food and produce distributor to leverage the Company’s existing products in the markets served by Sid Wainer, to supply Sid Wainer’s produce offerings to our metro New York market and any intangible assets that do not qualify for separate recognition. The Company reflected net sales of $12,869 and $38,620 for the thirteen weeks and twenty-six weeks ended June 26, 2020, respectively, and an operating loss of $4,044 and $5,149 for the thirteen weeks and twenty-six weeks ended June 26, 2020, respectively, in its consolidated statement of operations.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2020	—	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$213,274		$468,379	$588,705	$870,453
(Loss) income before income taxes	(32,186)		11,230	(54,368)	10,791

Additionally, during the quarter ended March 27, 2020, the Company paid approximately $16,356 for a specialty center-of-the plate distributor in New England.

The table below sets forth the purchase price allocation of these acquisitions:

	Sid Wainer	Other Acquisitions
Current assets	$22,960	$6,172
Customer relationships	—	6,200
Trademarks	3,500	700
Goodwill	11,571	5,291
Fixed assets	19,425	308
Right-of-use assets	8,259	1,019
Lease liabilities	(8,259)	(1,019)
Current liabilities	(11,294)	(932)
Earn-out liability	(2,081)	(1,383)
Total consideration	$44,081	$16,356

The Company recognized professional fees of $435 in operating expenses related to the acquisitions in the first quarter of fiscal 2020.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $7,541 and $1,937 at June 26, 2020 and December 27, 2019, respectively. The Company incurred estimated inventory charges of approximately $8,800 related to inventory obsolescence due to COVID-19 during fiscal 2020.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of June 26, 2020 and December 27, 2019 consisted of the following:

	Useful Lives	June 26, 2020	December 27, 2019
Land	Indefinite	$5,020	$1,170
Buildings	20 years	15,806	1,360
Machinery and equipment	5 - 10 years	24,687	21,718
Computers, data processing and other equipment	3 - 7 years	13,960	12,686
Software	3 - 7 years	29,883	29,305
Leasehold improvements	1 - 40 years	71,409	70,903
Furniture and fixtures	7 years	3,369	3,309
Vehicles	5 - 7 years	20,008	6,410
Other	7 years	96	95
Construction-in-process		9,890	9,200
		194,128	156,156
Less: accumulated depreciation and amortization		(72,953)	(63,310)
Equipment, leasehold improvements and software, net		$121,175	$92,846

Construction-in-process at June 26, 2020 and December 27, 2019 related primarily to the implementation of the Company’s Enterprise Resource Planning system.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Depreciation expense	$3,663	$2,262	$7,231	$4,235
Software amortization	$1,250	$912	$2,444	$1,820
	$4,913	$3,174	$9,675	$6,055

The net book value of equipment financed under finance leases at June 26, 2020 and December 27, 2019 was $15,934 and $3,905, respectively.

Note 8 – Goodwill and Other Intangible Assets

COVID-19 has had a material impact on the Company’s customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. Beginning in mid-March these actions led to a significant decrease in demand for the Company’s products. The adverse impact to the Company’s customer base and its market capitalization were triggering events during the first quarter of fiscal 2020 and accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of March 27, 2020.

Goodwill Impairment Test

The Company estimated the fair value of its reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. On the basis of these assumptions, the Company determined that the fair values of its reporting units exceeded the net carry values of their assets and liabilities by approximately $400,000, $19,000 and $14,000 for the East Coast, Midwest and West Coast reporting units, respectively. As such, goodwill was not impaired as of March 27, 2020. Management determined that there were no triggering events during the second quarter of fiscal 2020 that would require additional goodwill impairment testing.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. On the basis of these assumptions, the Company determined that the undiscounted cash flows for each of the Company’s asset groups exceeded their respective carry values and therefore long-lived assets were not impaired as of March 27, 2020. Management determined that there were no triggering events during the second quarter of fiscal 2020 that would require additional testing.

Although the Company’s interim goodwill and long-lived asset impairment tests indicated no impairment existed, the impacts of COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2019	$197,743
Acquisitions	16,862
Foreign currency translation	(44)
Carrying amount as of June 26, 2020	$214,561

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years.

Other intangible assets as of June 26, 2020 and December 27, 2019 consisted of the following:

June 26, 2020	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$141,387	$(50,285)	$91,102
Non-compete agreements	8,579	(7,617)	962
Trademarks	68,668	(18,377)	50,291
Total	$218,634	$(76,279)	$142,355

December 27, 2019
Customer relationships	$135,226	$(45,454)	$89,772
Non-compete agreements	8,579	(7,479)	1,100
Trademarks	64,505	(16,626)	47,879
Total	$208,310	$(69,559)	$138,751

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,422 and $3,307 for the thirteen weeks ended June 26, 2020 and June 28, 2019, respectively, and $6,720 and $6,184 for the twenty-six weeks ended June 26, 2020 and June 28, 2019, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 25, 2020 and each of the next four fiscal years and thereafter is as follows:

2020	$6,788
2021	13,572
2022	12,792
2023	11,764
2024	11,421
Thereafter	86,018
Total	$142,355

Note 9 – Debt Obligations

Debt obligations as of June 26, 2020 and December 27, 2019 consisted of the following:

	June 26, 2020	December 27, 2019
Senior secured term loans	$202,410	$238,129
Convertible senior notes	150,000	150,000
Asset-based loan facility	40,000	—
Convertible unsecured note	4,000	4,000
Finance lease and other financing obligations	16,092	3,905
Deferred finance fees and original issue discount	(8,779)	(9,207)
Total debt obligations	403,723	386,827
Less: current installments	(5,905)	(721)
Total debt obligations excluding current installments	$397,818	$386,106

On June 8, 2020, the Company entered into a sixth amendment (the “Sixth Amendment”) to its senior secured term loan credit agreement (the “Credit Agreement”). Upon the consent of the lenders, the Sixth Amendment converted a portion of the term loans then outstanding of $238,129 (the “Term Loans”) into a new tranche of term loans (the “2025 Tranche”) which among other things extended the maturity date by three years and increased the fixed-rate portion of interest charged by 200 basis points. The portion of the Term Loans that did not convert (the “2022 Tranche”) retained the maturity date and interest rate in effect prior to the Sixth Amendment.The Company made a prepayment of $35,719 on the 2025 Tranche immediately after it was established.

The following table summarizes the key terms of the Term Loans:

Term Loans	Principal Outstanding	Interest Rate	Maturity Date(1)	Scheduled Principal Payments
2022 Tranche	$31,166	LIBOR + 3.5%	June 22, 2022	none
2025 Tranche	$171,244	LIBOR + 5.5%	June 22, 2025	0.25% per quarter

The 2025 Tranche has a springing maturity date of June 22, 2024 if, as of that date, the Company’s 1.875% convertible senior notes maturing on December 1, 2024 have not been repaid or refinanced by debt having a maturity date on or after December 23, 2025. The Sixth Amendment was accounted for as a debt modification. The Company incurred lender fees of $856 which were capitalized as debt issuance costs. Third-party transaction costs of $1,233 were expensed as incurred.

The Sixth Amendment introduced a minimum liquidity covenant which requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $249,068 as of June 26, 2020.

As of June 26, 2020, the Company was in compliance with all debt covenants and the Company had reserved $16,641 of the asset-based loan facility (“ABL Facility”) for the issuance of letters of credit. As of June 26, 2020, funds totaling $31,828 were available for borrowing under the ABL Facility. At June 26, 2020, the weighted average interest rate charged on the Company’s senior secured term loan was approximately 5.7% and the interest rate charged on the Company’s ABL Facility was approximately 1.4%.

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

Public Common Stock Offering

On May 14, 2020, the Company completed a public offering of 5,769,231 shares of its common stock at a price of $13.00 per share to the underwriters, to be reoffered by the underwriters at variable prices per share, which resulted in net proceeds of approximately $74,691 after deducting underwriters’ fees, commissions and transaction expenses. In addition, the Company granted a 30-day option to purchase up to an additional 865,384 shares of its common stock at a price of $13.00 per share to the underwriters, to be reoffered by the underwriters at variable prices per share. The option was fully exercised on June 2, 2020 and resulted in additional proceeds of $11,250.

Equity Awards

The following table reflects the activity of RSAs during the twenty-six weeks ended June 26, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	740,609	$27.68
Granted	998,671	17.54
Vested	(205,779)	24.55
Forfeited	(15,201)	22.00
Unvested at June 26, 2020	1,518,300	$21.49

The Company granted 998,671 RSAs to its employees and directors at a weighted average grant date fair value of $17.54 during the twenty-six weeks ended June 26, 2020. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to four years. The Company recognized expense totaling $1,999 and $1,088 on its RSAs during the thirteen weeks ended June 26, 2020 and June 28, 2019, respectively, and $2,850 and $1,889 during the twenty-six weeks ended June 26, 2020 and June 28, 2019, respectively.

At June 26, 2020, the total unrecognized compensation cost for unvested RSAs was $16,573 and the weighted-average remaining period was approximately 2.5 years. Of this total, $12,966 related to RSAs with time-based vesting provisions and $3,607 related to RSAs with performance-based vesting provisions. At June 26, 2020, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.6 years and 2.3 years, respectively.

The Company’s stock options fully vested during the first quarter of fiscal 2019. The Company recognized expense of zero and $114 on stock options during the thirteen weeks and twenty-six weeks ended June 28, 2019, respectively. No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of June 26, 2020, there were 1,238,118 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The legislation provides temporary changes to the extent to which companies can carryback net operating losses, changes to interest expense deduction limitations and other tax relief provisions.

The Company’s effective income tax rate was 35.5% and 27.5% for the twenty-six weeks ended June 26, 2020 and June 28, 2019, respectively. The higher effective tax rate in the current fiscal year is primarily related to the Company’s current net loss forecast for fiscal 2020 which, under the CARES Act, allows the Company to claim Federal tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%. The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $13,054 as of June 26, 2020 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 12 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 and $109 during the thirteen weeks ended June 26, 2020 and June 28, 2019, respectively, and $241 and $217 during the twenty-six weeks ended June 26, 2020 and June 28, 2019, respectively. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$334	$3,690
Cash paid for interest, net of cash received	$9,730	$9,494
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,476	$12,174
Operating cash flows from finance leases	$264	$40
ROU assets obtained in exchange for lease liabilities:
Operating leases	$5,744	$146,726
Finance leases	$13,980	$1,728
Other non-cash investing and financing activities:
Net working capital adjustment receivable	$3,013	$—
Convertible notes issued for acquisitions	$—	$4,000
Contingent earn-out liabilities for acquisitions	$3,464	$2,800

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

Business Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 55,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”) and our “Shop Like a Chef” online platform, we also sell certain of our products directly to consumers.

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“COVID-19”) has had a material impact on our business and operations and those of our customers. In an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions beginning in late March that resulted in the closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May however, restrictions in certain of our key markets were not eased until early June. As of June 26, 2020, the majority of state and local governments with jurisdiction over markets in which the Company operates allow the Company’s customers to operate outdoor dining service and in certain markets, indoor dining service while adhering to specified social distancing and capacity restrictions. The duration and extent of restrictions imposed on our customers by federal, state and local governments is dependent on future developments regarding the pandemic including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others.

The state and local government restrictions on our customers were at their zenith during the quarter ended June 26, 2020 which has resulted in a $237.6 million decline in organic sales compared to the prior year quarter. Due to COVID-19, we incurred estimated non-cash charges of $15.8 million related to incremental bad debt expense and approximately $8.8 million related to estimated inventory obsolescence during the twenty-six weeks ended June 26, 2020.

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

Management determined COVID-19’s adverse impact on our operations and our market capitalization were triggering events that required us to test goodwill and long-lived assets for impairment as of March 27, 2020. No impairments were recorded as a result of these tests. Although there were no additional triggering events during the second quarter of 2020, the impacts of

COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

On March 18, 2020, we drew $100.0 million on our asset-based loan facility to increase our cash on hand during the early stages of the pandemic’s impact to our business and have subsequently repaid $60.0 million of the draw.

On May 14 and June 2, 2020, we completed public offerings for a total of 6,634,615 shares of our common stock which resulted in net proceeds of approximately $85.9 million. See Note 10 “Stockholders’ Equity” to our consolidated financial statements for a full description.

On June 8, 2020, we amended our senior secured credit agreement which converted $207.0 million of the term loans then outstanding into a new tranche of term loans (the “2025 Tranche”), which, among other things, extended the maturity date by three years and increased the fixed-rate portion of interest charged by 200 basis points. The Company made a prepayment of $35.7 million on the 2025 Tranche immediately after it was established. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description.

We closed the quarter with total cash and cash equivalents of $201.8 million, and approximately $31.8 million of remaining availability under our asset-based loan facility as of June 26, 2020.

The future impact of COVID-19 on our business, operations and liquidity is difficult to predict at this time and is highly dependent upon decisions made by federal, state and local governments and future consumer spending behavior.

Recent Acquisitions

On February 3, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc., a specialty center-of-the-plate producer and distributor in New England. The cash purchase price was approximately $16.4 million, inclusive of a $0.6 million working capital true-up receivable. The Company is required to pay additional contingent consideration, if earned, of up to $3.0 million over a two-year period upon successful attainment of certain gross profit targets.

On January 27, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son, a specialty food and produce distributor in New England. The cash purchase price was approximately $44.1 million, inclusive of a $2.4 million working capital true-up receivable. The Company is required to pay additional contingent consideration, if earned, of up to $4.0 million over a two-year period upon successful attainment of certain gross profit targets.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$200,496	$411,420	$575,927	$768,447
Cost of sales	153,057	304,945	437,587	571,783
Gross profit	47,439	106,475	138,340	196,664
Operating expenses	72,847	90,939	180,764	174,978
Operating (loss) income	(25,408)	15,536	(42,424)	21,686
Interest and other expense	5,773	4,851	10,939	9,436
(Loss) income before income taxes	(31,181)	10,685	(53,363)	12,250
Provision for income taxes	(10,847)	2,939	(18,944)	3,370
Net (loss) income	$(20,334)	$7,746	$(34,419)	$8,880

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

Thirteen Weeks Ended June 26, 2020 Compared to Thirteen Weeks Ended June 28, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$200,496	$411,420	$(210,924)	(51.3)%

Sales growth from acquisitions contributed $26.7 million, or 6.5%, to sales growth. Organic sales declined $237.6 million, or 57.8%, versus the prior year period primarily due to impacts of COVID-19. Organic case count declined approximately 68.3% in our specialty category. In addition, specialty unique customers and placements declined 56.3% and 69.1%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 51.3% compared to the prior year. Estimated inflation was 0.2% in our specialty category and was 6.7% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	47,439	106,475	(59,036)	(55.4)%
Gross profit margin	23.7%	25.9%

Gross profit margin decreased approximately 222 basis points. Gross profit margins decreased 641 basis points in the Company’s specialty category and increased 212 basis points in the Company’s center-of-the-plate category compared to the prior year period. Our gross profit results include a charge of approximately $5.5 million related to estimated inventory losses from obsolescence due to the expected extended impact of COVID-19 on certain markets and customer openings.

Operating Expenses

	2020	2019	$ Change	% Change
Operating expenses	72,847	90,939	(18,092)	(19.9)%
Percentage of net sales	36.3%	22.1%

The decrease in operating expenses was primarily due to lower costs associated with compensation and benefits and lower distribution related costs in the quarter. Our ratio of operating expenses to net sales was higher as a result of adverse COVID-19 impacts to our sales growth.

Interest and Other Expense

	2020	2019	$ Change	% Change
Interest and other expense	5,773	4,851	922	19.0%

Interest and other expense increased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans and the interest charged on our Convertible Senior Notes issued on November 22, 2019, partially offset by lower effective interest rates charged on our outstanding debt.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for income taxes	(10,847)	2,939	(13,786)	(469.1)%
Effective tax rate	34.8%	27.5%

The higher effective tax rate is primarily related to our current net loss forecast for fiscal 2020 which allows us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Twenty-Six Weeks Ended June 26, 2020 Compared to Twenty-Six Weeks Ended June 28, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$575,927	$768,447	$(192,520)	(25.1)%

Sales growth from acquisitions contributed $68.6 million, or 8.9%, to sales growth. Organic sales declined $261.1 million, or 34.0%, versus the prior year period primarily due to impacts of COVID-19. Organic case count declined approximately 38.5% in our specialty category. In addition, specialty unique customers and placements declined 30.0% and 40.8%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 32.4% compared to the prior year. Estimated deflation was 0.9% in our specialty category and inflation was 5.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	138,340	196,664	(58,324)	(29.7)%
Gross profit margin	24.0%	25.6%

Gross profit margin decreased approximately 157 basis points. Gross profit margins decreased 425 basis points in the Company’s specialty category and increased 172 basis points in the Company’s center-of-the-plate category compared to the prior year period. Our gross profit results include a charge of approximately $8.8 million related to estimated inventory losses from obsolescence due to impacts of COVID-19.

Operating Expenses

	2020	2019	$ Change	% Change
Operating expenses	180,764	174,978	5,786	3.3%
Percentage of net sales	31.4%	22.8%

The increase in operating expenses relates primarily to our recent acquisitions and an estimated non-cash charge of approximately $15.8 million related to incremental bad debt expense as a result COVID-19, partially offset by a decrease in non-cash charges due to changes in the fair value of our contingent earn-out liabilities and a reduction in variable costs due to the impacts of COVID-19 on our business. Total operating expenses for the twenty-six weeks ended June 26, 2020 includes a $6.6 million credit due to a reduction in the fair value of our contingent earn-out liabilities compared to a charge of $2.8 million for the twenty-six weeks ended June 28, 2019. Our ratio of operating expenses to net sales was higher as a result of adverse COVID-19 impacts to our sales growth and a 314 basis point increase in non-cash charges related to bad debt expense, partially offset by a 152 basis point decrease in non-cash charges related to changes in the fair value of our contingent earn-out liabilities.

Interest and Other Expense

	2020	2019	$ Change	% Change
Interest and other expense	10,939	9,436	1,503	15.9%

Interest and other expense increased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans and the interest charged on our Convertible Senior Notes issued on November 22, 2019, partially offset by lower effective interest rates charged on our outstanding debt.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for income taxes	(18,944)	3,370	(22,314)	(662.1)%
Effective tax rate	35.5%	27.5%

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

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	June 26, 2020	December 27, 2019
Senior secured term loan	$202,410	$238,129
Total convertible debt	$154,000	$154,000
Borrowings outstanding on asset-based loan facility	$40,000	$—
Finance leases and other financing obligations	$16,092	$3,905

As of June 26, 2020, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $396.4 million.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	June 26, 2020	December 27, 2019
Cash and cash equivalents	$201,824	$140,233
Working capital, excluding cash and cash equivalents	$107,794	$162,772
Availability under asset-based loan facility	$31,828	$133,359

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2020	June 28, 2019
Net (loss) income	$(34,419)	$8,880
Non-cash charges	$28,377	$22,518
Changes in working capital	$53,621	$(9,508)
Cash provided by operating activities	$47,579	$21,890
Cash used in investing activities	$(67,850)	$(36,841)
Cash provided by (used in) financing activities	$81,992	$(3,186)

Net cash provided by operations was $47.6 million for the twenty-six weeks ended June 26, 2020 consisting of a net loss of $34.4 million offset by $28.4 million of non-cash charges and cash generated from working capital of $53.6 million. The increase in non-cash charges of $5.9 million is primarily driven by an increase in non-cash bad debt expense due to COVID-19, partially offset by a $6.6 million credit due to the reduction in the fair value of our contingent earn-out liabilities in the second quarter of 2020. The cash generated from working capital increase of $63.1 million is primarily driven by the impacts of reduced demand due to COVID-19.

Net cash used in investing activities was $67.9 million for the twenty-six weeks ended June 26, 2020, driven by $63.5 million in cash used to fund acquisitions and $4.4 million in capital expenditures which included implementations of our Enterprise Resource Planning system.

Net cash provided by financing activities was $82.0 million for the twenty-six weeks ended June 26, 2020, driven by $85.9 million net proceeds from our common stock offering and $40.0 million of net draws on our asset-based loan facility, partially offset by payments of debt and finance lease obligations of $37.4 million.

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

Off-Balance Sheet Arrangements

As of June 26, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the COVID-19 pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 26, 2020, we had an aggregate $242.4 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.6 million per annum, holding other variables constant.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 26, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For instance, the recent outbreak of COVID-19 and its development into a pandemic is resulting in governmental authorities in many locations where we operate, and in which our customers are present and suppliers operate, to impose mandatory closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants and hotels, to reduce or discontinue operations, which has and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, the perceived risk of infection and health risk associated with COVID-19, and the illness of many individuals across the globe, is resulting in many of the same effects intended by such governmental authorities to stop the spread of COVID-19. These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The extent to which the COVID-19 pandemic impacts our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity of the disease, the extent of the outbreak, federal, state and local government responses, trends in infection rates, and development of effective medical treatments for the disease,among others.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March, 28 2020 to April 24, 2020	—	$—	—	—
April 25, 2020 to May 22, 2020	1,846	13.75	—	—
May 23, 2020 to June 26, 2020	—	—	—	—
Total	1,846	$13.75	—	—

(1)During the thirteen weeks ended June 26, 2020, we withheld 1,846 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1	Sixth Amendment to Credit Agreement, dated June 8, 2020, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as borrowers, The Chefs’ Warehouse, Inc., certain other subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2020.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 29, 2020	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2020	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)