Form 10-Q
period 2020-09-25
Chefs' Warehouse, Inc.
filed 2020-10-28
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 23, 2020: 37,769,724

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 25, 2020 (unaudited)	December 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$208,545	$140,233
Accounts receivable, net of allowance of $24,091 in 2020 and $8,846 in 2019	100,576	175,044
Inventories, net	98,185	124,056
Prepaid expenses and other current assets	31,466	13,823
Total current assets	438,772	453,156
Equipment, leasehold improvements and software, net	116,964	92,846
Operating lease right-of-use assets	118,677	127,649
Goodwill	214,581	197,743
Intangible assets, net	138,993	138,751
Other assets	3,789	3,534
Total assets	$1,031,776	$1,013,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,969	$94,097
Accrued liabilities	26,891	29,847
Short-term operating lease liabilities	17,472	17,453
Accrued compensation	10,907	8,033
Current portion of long-term debt	5,904	721
Total current liabilities	135,143	150,151
Long-term debt, net of current portion	396,636	386,106
Operating lease liabilities	112,192	120,572
Deferred taxes, net	4,357	10,883
Other liabilities and deferred credits	5,440	10,034
Total liabilities	653,768	677,746
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 25, 2020 and December 27, 2019	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,772,640 and 30,341,941 shares issued and outstanding at September 25, 2020 and December 27, 2019, respectively	378	304
Additional paid in capital	300,255	212,240
Accumulated other comprehensive loss	(2,216)	(2,048)
Retained earnings	79,591	125,437
Total stockholders’ equity	378,008	335,933
Total liabilities and stockholders’ equity	$1,031,776	$1,013,679

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$254,030	$396,880	$829,957	$1,165,327
Cost of sales	193,393	299,660	639,687	880,359
Gross profit	60,637	97,220	190,270	284,968
Selling, general and administrative expenses	76,708	83,960	254,474	247,017
Other operating (income) expenses	(4,146)	2,636	(9,812)	5,681
Operating (loss) income	(11,925)	10,624	(54,392)	32,270
Interest expense	4,706	4,517	15,602	13,913
(Loss) income before income taxes	(16,631)	6,107	(69,994)	18,357
Provision for income tax (benefit) expense	(5,204)	1,682	(24,148)	5,052
Net (loss) income	$(11,427)	$4,425	$(45,846)	$13,305
Other comprehensive (loss) income:
Foreign currency translation adjustments	93	(71)	(168)	102
Comprehensive (loss) income	$(11,334)	$4,354	$(46,014)	$13,407
Net (loss) income per share:
Basic	$(0.31)	$0.15	$(1.39)	$0.45
Diluted	$(0.31)	$0.15	$(1.39)	$0.45
Weighted average common shares outstanding:
Basic	36,283,883	29,549,308	32,868,162	29,511,143
Diluted	36,283,883	29,954,837	32,868,162	29,723,609

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617
Net loss	—	—	—	—	(20,334)	(20,334)
Stock compensation	176,037	2	1,997	—	—	1,999
Public offering of common stock	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	117	—	117
Shares surrendered to pay tax withholding	(1,846)	—	(23)	—	—	(23)
Balance June 26, 2020	37,798,548	$378	$298,230	$(2,309)	$91,018	$387,317
Net loss	—	—	—	—	(11,427)	(11,427)
Stock compensation	(22,477)	—	2,075	—	—	2,075
Cumulative translation adjustment	—	—	—	93	—	93
Shares surrendered to pay tax withholding	(3,431)	—	(50)	—	—	(50)
Balance September 25, 2020	37,772,640	$378	$300,255	$(2,216)	$79,591	$378,008

Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment due to adoption of new accounting standard	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	1,134	1,134
Stock compensation	(23,680)	—	915	—	—	915
Exercise of stock options	20,383	—	412	—	—	412
Cumulative translation adjustment	—	—	—	55	—	55
Shares surrendered to pay tax withholding	(24,002)	—	(742)	—	—	(742)
Balance March 29, 2019	29,941,184	$300	$207,911	$(2,166)	$102,378	$308,423
Net income	—	—	—	—	7,746	7,746
Stock compensation	346,915	3	1,085	—	—	1,088
Exercise of stock options	7,193	—	146	—	—	146
Cumulative translation adjustment	—	—	—	118	—	118
Shares surrendered to pay tax withholding	(3,928)	—	(126)	—	—	(126)
Balance June 28, 2019	30,291,364	$303	$209,016	$(2,048)	$110,124	$317,395
Net income	—	—	—	—	4,425	4,425
Stock compensation	(3,045)	—	908	—	—	908
Exercise of stock options	3,836	—	77	—	—	77
Cumulative translation adjustment	—	—	—	(71)	—	(71)
Shares surrendered to pay tax withholding	(3,525)	—	(133)	—	—	(133)
Balance September 27, 2019	30,288,630	$303	$209,868	$(2,119)	$114,549	$322,601

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019
Cash flows from operating activities:
Net (loss) income	$(45,846)	$13,305
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,714	9,539
Amortization of intangible assets	10,111	9,485
Provision for allowance for doubtful accounts	20,447	3,277
Non-cash operating lease expense	604	1,790
(Benefit) provision for deferred income taxes	(6,527)	2,003
Amortization of deferred financing fees	2,152	1,566
Stock compensation	4,925	2,911
Change in fair value of contingent earn-out liabilities	(11,219)	5,331
Loss on asset disposal	52	64
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	74,236	(1,069)
Inventories	33,285	(7,588)
Prepaid expenses and other current assets	(16,227)	(5,163)
Accounts payable, accrued liabilities and accrued compensation	(29,455)	(9,185)
Other assets and liabilities	2,617	(2,721)
Net cash provided by operating activities	53,869	23,545

Cash flows from investing activities:
Capital expenditures	(5,409)	(12,302)
Cash paid for acquisitions, net of cash received	(60,437)	(28,077)
Net cash used in investing activities	(65,846)	(40,379)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(38,924)	(1,793)
Proceeds from the issuance of common stock, net of issuance costs	85,941	—
Payment of deferred financing fees	(856)	—
Proceeds from exercise of stock options	—	635
Surrender of shares to pay withholding taxes	(2,777)	(1,001)
Cash paid for contingent earn-out liability	(2,927)	(967)
Borrowings under asset-based loan facility	100,000	—
Payments under asset based loan facility	(60,000)	(960)
Net cash provided by (used in) financing activities	80,457	(4,086)

Effect of foreign currency on cash and cash equivalents	(168)	(11)
Net change in cash and cash equivalents	68,312	(20,931)
Cash and cash equivalents-beginning of period	140,233	42,410
Cash and cash equivalents-end of period	$208,545	$21,479

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

The COVID-19 Pandemic

The COVID-19 pandemic (“COVID-19”) has had a material impact on the Company’s business and operations and those of its customers. In an effort to limit the spread of the virus, federal, state and local governments have implemented measures that have resulted in the closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May, however, restrictions in certain key markets were not eased until early June. As of September 25, 2020, the majority of state and local governments with jurisdiction over markets in which the Company operates allow the Company’s customers to operate outdoor and indoor dining service while adhering to specified social distancing and capacity restrictions. The duration and extent of restrictions imposed on the Company’s customers by federal, state and local governments is dependent on future developments regarding the pandemic including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others. Due to COVID-19, the Company incurred estimated non-cash charges of approximately $15,800 related to incremental bad debt expense and approximately $9,800 related to incremental inventory obsolescence during the thirty-nine weeks ended September 25, 2020. The adverse impact to the Company’s customer base and market capitalization at the onset of COVID-19 were considered triggering events and, accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020 as described in Note 8 to these financial statements.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2020, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, COVID-19 and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 25, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Leases: In April 2020, the FASB issued guidance describing approaches entities should follow when accounting for lease concessions negotiated due to the effects of COVID-19. The Company has negotiated rent deferrals with certain lessors that do not materially modify the amount of consideration due under the original contract terms. Consistent with the guidance, the Company elected to recognize such rent deferrals as accrued expenses. The Company continues to recognize expense during the deferral period.

Guidance Not Yet Adopted

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and other simplifications and clarifications. The guidance will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this guidance when effective and adoption will have an immaterial impact on its consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued guidance that simplifies the accounting models for financial instruments with characteristics of debt and equity. The amendments in the guidance result in fewer instances in which an embedded conversion feature must be accounted for separately from its host contract. This guidance will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company expects to adopt this guidance on December 26, 2020 and adoption is not expected to have a material impact on its consolidated financial statements.

Note 2 – Reclassifications

On September 1, 2020, the Company received a comment letter from the staff of the SEC’s Division of Corporation Finance (“SEC”) with respect to the Company’s annual report on Form 10-K for the year ended December 27, 2019, requesting information regarding the Company’s presentation of food processing costs and separate presentation of selling, general and administrative expenses from other operating expenses.

Food Processing Costs

The Company’s food processing costs represent the costs to cut and package produce and protein products, primarily beef products, for sale to the Company’s customer base. The costs associated with food processing are normally incurred immediately prior to shipment and thus, historically, the Company treated these costs as handling expenses and presented them within operating expenses on its consolidated statements of operations. The Company has also separately disclosed its food processing costs, excluding depreciation expense, in the notes to its annual consolidated financial statements. Upon further consideration and discussions with the SEC, the Company concluded that food processing costs are more fairly presented as cost of sales and such costs should include depreciation expense associated with equipment and facilities used in food processing activities. Accordingly, the Company has reclassified its food processing costs from operating expenses to cost of sales. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the impact of the reclassification and determined that the impact was not material to its consolidated financial statements for any prior annual or interim period. See Note 3 “Summary of Significant Accounting Policies” for a full description of the components of costs of sales and food processing costs.

Selling, General and Administrative Expenses

In response to the SEC’s comment, the Company revised its presentation of total operating expenses such that selling, general and administrative expenses are presented separately from other operating expenses. Furthermore, management has reclassified gain/loss from asset disposal, which was previously presented as a non-operating expense, to other operating expenses. See Note 3 “Summary of Significant Accounting Policies” for a full description of the components of selling, general and administrative expenses and other expenses.

The aggregate impact of the above reclassifications on prior periods are as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 27, 2019			September 27, 2019
	As Reported	Reclass	As Restated	As Reported	Reclass	As Restated
Net sales	$396,880	$—	$396,880	$1,165,327	$—	$1,165,327
Cost of sales	294,887	4,773	299,660	866,670	13,689	880,359
Gross profit	101,993	(4,773)	97,220	298,657	(13,689)	284,968
Selling, general and administrative expenses	91,345	(7,385)	83,960	266,323	(19,306)	247,017
Other operating expenses	—	2,636	2,636	—	5,681	5,681
Total operating expenses	91,345	(4,749)	86,596	266,323	(13,625)	252,698
Operating income	10,648	(24)	10,624	32,334	(64)	32,270
Interest expense	4,517	—	4,517	13,913	—	13,913
Loss on asset disposal	24	(24)	—	64	(64)	—
Income before income taxes	6,107	—	6,107	18,357	—	18,357
Provision for income tax expense	1,682	—	1,682	5,052	—	5,052
Net income	$4,425	$—	$4,425	$13,305	$—	$13,305

Note 3 – Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 20 to 60 days from delivery. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within selling, general and administrative expenses on the consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
Center-of-the-Plate	$115,570	45.5%	$176,778	44.5%	$395,224	47.6%	$516,907	44.4%
Dry Goods	31,495	12.4%	65,379	16.5%	113,480	13.7%	193,518	16.6%
Pastry	27,618	10.9%	53,579	13.5%	92,427	11.1%	160,316	13.8%
Cheese and Charcuterie	33,329	13.1%	40,500	10.2%	83,996	10.1%	117,073	10.0%
Produce	24,172	9.5%	4,875	1.2%	60,240	7.3%	13,255	1.1%
Dairy and Eggs	6,301	2.5%	27,480	6.9%	35,942	4.3%	81,765	7.0%
Oils and Vinegars	9,487	3.7%	20,487	5.2%	31,082	3.7%	60,117	5.2%
Kitchen Supplies	6,058	2.4%	7,802	2.0%	17,566	2.2%	22,376	1.9%
Total	$254,030	100%	$396,880	100%	$829,957	100%	$1,165,327	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is relieved when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $993 and $1,345 as of September 25, 2020 and December 27, 2019, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $208 and $314 as of September 25, 2020 and December 27, 2019, respectively. Refund liabilities are reflected as accrued liabilities on the consolidated balance sheets. The Company recognized a corresponding asset of $128 and $194 as of September 25, 2020 and December 27, 2019, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $4,001 and $4,773 for the thirteen weeks ended September 25, 2020 and September 27, 2019, respectively, and $12,708 and $13,689 for the thirty-nine weeks ended September 25, 2020 and September 27, 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs.

Other Operating Expenses

Other operating expenses includes expenses primarily related to changes in the fair value of the Company’s earn-out liabilities, gains and losses on asset disposals, asset impairments and certain third-party deal costs incurred in connection with business acquisitions or financing arrangements.

Note 4 – Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net (loss) income per share:
Basic	$(0.31)	$0.15	$(1.39)	$0.45
Diluted	$(0.31)	$0.15	$(1.39)	$0.45
Weighted average common shares:
Basic	36,283,883	29,549,308	32,868,162	29,511,143
Diluted	36,283,883	29,954,837	32,868,162	29,723,609

Reconciliation of net (loss) income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Numerator:
Net (loss) income	$(11,427)	$4,425	$(45,846)	$13,305
Denominator:
Weighted average basic common shares outstanding	36,283,883	29,549,308	32,868,162	29,511,143
Dilutive effect of stock options and unvested common shares	—	405,529	—	212,466
Weighted average diluted common shares outstanding	36,283,883	29,954,837	32,868,162	29,723,609

Potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Restricted share awards (“RSAs”)	389,163	330,696	393,905	122,876
Stock options	115,639	—	115,639	—
Convertible notes	3,484,788	91,053	3,484,788	91,053

During August 2020, management identified an unintentional error in the calculation of the Company’s basic and diluted weighted average common shares outstanding for the thirteen and twenty-six weeks ended June 26, 2020. The error stemmed from the improper weighting of the 6,634,615 common shares issued during the quarter ended June 26, 2020. As a result, basic and diluted net loss per common share as previously reported for the thirteen and twenty-six weeks ended June 26, 2020 were understated. In accordance with SAB No. 99 “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year

Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the error and determined that the impact was not material to its consolidated financial statements for any prior annual or interim period.

The changes to basic and diluted weighted average common shares outstanding and corresponding impacts to basic and diluted net loss per common share for the thirteen and twenty-six weeks ended June 26, 2020 were follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2020		June 26, 2020
	As Reported	As Restated	As Reported	As Restated
Net loss per share:
Basic	$(0.57)	$(0.62)	$(1.05)	$(1.10)
Diluted	$(0.57)	$(0.62)	$(1.05)	$(1.10)
Weighted average common shares:
Basic	35,759,193	32,698,295	32,672,876	31,150,883
Diluted	35,759,193	32,698,295	32,672,876	31,150,883

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $2,815 and $7,957 as of September 25, 2020 and December 27, 2019, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	(4,544)	(4,337)	(1,581)	(757)	(11,219)
Balance September 25, 2020	$—	$1,370	$500	$1,146	$3,016

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

	September 25, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$150,000	$141,048	$150,000	$165,000
Convertible Unsecured Note	$4,000	$3,711	$4,000	$4,282

Note 6 – Acquisitions

Sid Wainer

On January 27, 2020, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son (“Sid Wainer”), a specialty food and produce distributor in New England. The final purchase price was approximately $44,081, consisting of $46,450 paid in cash at closing, partially offset by a $2,369 net working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $4,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $2,081 and $500 as of January 27, 2020 and September 25, 2020, respectively.

Trademarks were valued at fair value using Level 3 inputs and are being amortized over 15 years. Goodwill for the Sid Wainer acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty food and produce distributor to leverage the Company’s existing products in the markets served by Sid Wainer, to supply Sid Wainer’s produce offerings to our metro New York market and any intangible assets that do not qualify for separate recognition. The Company reflected net sales of $27,831 and $66,451 for the thirteen weeks and thirty-nine weeks ended September 25, 2020, respectively, and an operating loss of $1,177 and $5,646 for the thirteen weeks and thirty-nine weeks ended September 25, 2020, respectively, in its consolidated statement of operations related to the Sid Wainer acquisition.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$254,030	$461,034	$842,735	$1,331,487
(Loss) income before income taxes	(16,631)	8,613	(70,999)	19,404

Additionally, during fiscal 2020, the Company paid approximately $16,356 for a specialty center-of-the plate distributor in New England.

The table below sets forth the purchase price allocation of these acquisitions:

	Sid Wainer	Other Acquisitions
Current assets	$22,960	$6,172
Customer relationships	—	6,200
Trademarks	3,500	700
Goodwill	11,571	5,291
Fixed assets	19,425	308
Right-of-use assets	8,259	1,019
Lease liabilities	(8,259)	(1,019)
Current liabilities	(11,294)	(932)
Earn-out liability	(2,081)	(1,383)
Total consideration	$44,081	$16,356

The Company recognized professional fees of $435 in other operating expenses related to the acquisitions in the first quarter of fiscal 2020.

Note 7 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $8,118 and $1,937 at September 25, 2020 and December 27, 2019, respectively. The Company incurred estimated inventory charges of approximately $9,800 related to inventory obsolescence due to COVID-19 during fiscal 2020.

Note 8 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of September 25, 2020 and December 27, 2019 consisted of the following:

	Useful Lives	September 25, 2020	December 27, 2019
Land	Indefinite	$5,020	$1,170
Buildings	20 years	15,685	1,360
Machinery and equipment	5 - 10 years	24,770	21,718
Computers, data processing and other equipment	3 - 7 years	14,111	12,686
Software	3 - 7 years	33,024	29,305
Leasehold improvements	1 - 40 years	71,531	70,903
Furniture and fixtures	7 years	3,433	3,309
Vehicles	5 - 7 years	20,103	6,410
Other	7 years	96	95
Construction-in-process		9,132	9,200
		196,905	156,156
Less: accumulated depreciation and amortization		(79,941)	(63,310)
Equipment, leasehold improvements and software, net		$116,964	$92,846

Construction-in-process at September 25, 2020 and December 27, 2019 related primarily to the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at September 25, 2020 and December 27, 2019 was $14,623 and $3,905, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Depreciation expense	$3,792	$2,558	$11,023	$6,793
Software amortization	$1,247	$926	$3,691	$2,746
	$5,039	$3,484	$14,714	$9,539

Note 9 – Goodwill and Other Intangible Assets

COVID-19 has had a material impact on the Company’s customers. In an effort to limit the spread of the virus, federal, state and local governments implemented measures that resulted in the closure of non-essential businesses in many of the markets the Company serves, which forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. Beginning in mid-March these actions led to a significant decrease in demand for the Company’s products. The adverse impact to the Company’s customer base and market capitalization at the onset of COVID-19 were considered triggering events during the first quarter of fiscal 2020 and accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of March 27, 2020.

Goodwill Impairment Test

The Company estimated the fair value of its reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of COVID-19’s impact on our business. Assumptions include estimates of future revenues, growth rates which take into account estimated inflation rates, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. On the basis of these assumptions, the Company determined that the fair values of its reporting units exceeded the net carry values of their assets and liabilities by approximately $400,000, $19,000 and $14,000 for the East Coast, Midwest and West Coast reporting units, respectively. As such, goodwill was not impaired as of March 27, 2020. Management determined that there were no triggering events during the second or third quarters of fiscal 2020 that would require additional goodwill impairment testing.

Long-lived Impairment Test

Long-lived assets, including other intangible assets, were tested for recoverability at the asset group level. The Company estimated the net undiscounted cash flows expected to be generated from the asset group over the expected useful of the asset group’s primary asset. Key assumptions include future revenues, growth rates, estimates of future levels of gross profit and operating profit and projected capital expenditures necessary to maintain the operating capacity of each asset group. On the basis of these assumptions, the Company determined that the undiscounted cash flows for each of the Company’s asset groups exceeded their respective carry values and therefore long-lived assets were not impaired as of March 27, 2020. Management determined that there were no triggering events during the second or third quarters of fiscal 2020 that would require additional testing.

Although the Company’s interim goodwill and long-lived asset impairment tests indicated no impairment existed, the impacts of COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2019	$197,743
Acquisitions	16,862
Foreign currency translation	(24)
Carrying amount as of September 25, 2020	$214,581

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years.

Other intangible assets as of September 25, 2020 and December 27, 2019 consisted of the following:

September 25, 2020	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$141,399	$(52,720)	$88,679
Non-compete agreements	8,579	(7,677)	902
Trademarks	68,685	(19,273)	49,412
Total	$218,663	$(79,670)	$138,993

December 27, 2019
Customer relationships	$135,226	$(45,454)	$89,772
Non-compete agreements	8,579	(7,479)	1,100
Trademarks	64,505	(16,626)	47,879
Total	$208,310	$(69,559)	$138,751

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,391 and $3,301 for the thirteen weeks ended September 25, 2020 and September 27, 2019, respectively, and $10,111 and $9,485 for the thirty-nine weeks ended September 25, 2020 and September 27, 2019, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 25, 2020 and each of the next four fiscal years and thereafter is as follows:

2020	$3,395
2021	13,574
2022	12,794
2023	11,766
2024	11,423
Thereafter	86,041
Total	$138,993

Note 10 – Debt Obligations

Debt obligations as of September 25, 2020 and December 27, 2019 consisted of the following:

	September 25, 2020	December 27, 2019
Senior secured term loans	$201,981	$238,129
Convertible senior notes	150,000	150,000
Asset-based loan facility	40,000	—
Convertible unsecured note	4,000	4,000
Finance lease and other financing obligations	14,834	3,905
Deferred finance fees and original issue discount	(8,275)	(9,207)
Total debt obligations	402,540	386,827
Less: current installments	(5,904)	(721)
Total debt obligations excluding current installments	$396,636	$386,106

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

The following table summarizes the key terms of the Term Loans as of September 25, 2020:

Term Loans	Principal Outstanding	Interest Rate	Maturity Date	Scheduled Principal Payments
2022 Tranche	$31,166	LIBOR + 3.5%	June 22, 2022	none
2025 Tranche	$170,815	LIBOR + 5.5%	June 22, 2025	0.25% per quarter

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

The Sixth Amendment introduced a minimum liquidity covenant which requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $250,392 as of September 25, 2020.

As of September 25, 2020, the Company was in compliance with all debt covenants and the Company had reserved $20,141 of the asset-based loan facility (“ABL Facility”) for the issuance of letters of credit. As of September 25, 2020, funds totaling $44,275 were available for borrowing under the ABL Facility. At September 25, 2020, the weighted average interest rate charged on the Company’s senior secured term loan was approximately 5.3% and the interest rate charged on the Company’s ABL Facility was approximately 1.9%.

Note 11 – Stockholders’ Equity

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

Equity Awards

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 25, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	740,609	$27.68
Granted	1,003,671	17.51
Vested	(215,367)	24.22
Forfeited	(42,678)	24.45
Unvested at September 25, 2020	1,486,235	$21.49

The Company granted 1,003,671 RSAs to its employees and directors at a weighted average grant date fair value of $17.51 during the thirty-nine weeks ended September 25, 2020. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to four years. The Company recognized expense totaling $2,075 and $908 on its RSAs during the thirteen weeks ended September 25, 2020 and September 27, 2019, respectively, and $4,925 and $2,797 during the thirty-nine weeks ended September 25, 2020 and September 27, 2019, respectively.

At September 25, 2020, the total unrecognized compensation cost for unvested RSAs was $13,275 and the weighted-average remaining period was approximately 2.0 years. Of this total, $11,048 related to RSAs with time-based vesting provisions and $2,227 related to RSAs with performance-based vesting provisions. At September 25, 2020, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.0 years and 2.2 years, respectively.

The Company’s stock options fully vested during the first quarter of fiscal 2019. The Company recognized expense of zero and $114 on stock options during the thirteen weeks and thirty-nine weeks ended September 27, 2019, respectively. No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of September 25, 2020, there were 1,254,514 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 12 – Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The legislation provides temporary changes to the extent to which companies can carryback net operating losses, changes to interest expense deduction limitations and other tax relief provisions.

The Company’s effective income tax rate was 34.5% and 27.5% for the thirty-nine weeks ended September 25, 2020 and September 27, 2019, respectively. The higher effective tax rate in the current fiscal year is primarily related to the Company’s current net loss forecast for fiscal 2020 which, under the CARES Act, allows the Company to claim Federal tax refunds against prior year taxes paid, including taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%. The

Company’s income tax provision reflects the impact of an expected income tax refund receivable of $20,973 as of September 25, 2020 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 13 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $124 and $108 during the thirteen weeks ended September 25, 2020 and September 27, 2019, respectively, and $365 and $325 during the thirty-nine weeks ended September 25, 2020 and September 27, 2019, respectively. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

Note 14 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$308	$6,045
Cash paid for interest, net of cash received	$12,741	$12,477
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,206	$18,575
Operating cash flows from finance leases	$411	$65
ROU assets obtained in exchange for lease liabilities:
Operating leases	$5,800	$154,330
Finance leases	$14,017	$1,820
Other non-cash investing and financing activities:
Convertible notes issued for acquisitions	$—	$4,000
Contingent earn-out liabilities for acquisitions	$3,464	$7,929

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

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“COVID-19”) has had a material impact on our business and operations and those of our customers. In an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions beginning in late March that resulted in the closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May, however, restrictions in certain of our key markets were not eased until early June. As of September 25, 2020, the majority of state and local governments with jurisdiction over markets in which the Company operates allow the Company’s customers to operate outdoor dining and indoor dining service while adhering to specified social distancing and capacity restrictions. The duration and extent of restrictions imposed on our customers by federal, state and local governments is dependent on future developments regarding the pandemic, including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others.

Our customers continued to be adversely impacted by COVID-19 during the quarter ended September 25, 2020 which has resulted in a $178.1 million decline in our organic sales compared to the prior year quarter. Due to COVID-19, we incurred estimated non-cash charges of $15.8 million related to incremental bad debt expense and approximately $9.8 million related to estimated inventory obsolescence during the thirty-nine weeks ended September 25, 2020.

Our management team is responding rapidly to the changing landscape and pursuing alternate sources of revenue to mitigate the extent of sales declines in our core customer base. Our sales force is working closely with our core customers and developing solutions to help them fulfill the demand in their communities while complying with health and safety restrictions. We are actively entering into new business relationships which include retail food outlets as they have experienced increases in consumer demand and shortages in their traditional supply chains due to COVID-19. As we develop these new sales channels, we are negotiating favorable credit terms given the nature of the underlying customer base and the current market environment. In addition, our purchasing teams have worked diligently to shift our product purchases to SKUs that are in high demand. Thus far, we have not experienced difficulties in procuring products from our suppliers.

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

Management determined COVID-19’s adverse impact on our operations and our market capitalization were triggering events that required us to test goodwill and long-lived assets for impairment as of March 27, 2020. No impairments were recorded as a result of these tests. Although there were no additional triggering events during the second or third quarter of 2020, the impacts of COVID-19 on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

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

We closed the quarter with total cash and cash equivalents of $208.5 million, and approximately $44.3 million of remaining availability under our asset-based loan facility as of September 25, 2020.

The future impact of COVID-19 on our business, operations and liquidity is difficult to predict at this time and is highly dependent upon decisions made by federal, state and local governments and future consumer spending behavior.

Reclassifications

In response to a comment letter from the staff of the SEC’s Division of Corporation Finance, we have reclassified our food processing costs, previously included in operating expenses, to cost of sales and have split our historical presentation of operating expenses between selling, general and administrative expenses and other operating expenses. These reclassifications have no impact on the Company’s operating income, net income or cash flows. Furthermore, management has reclassified gain/loss from asset disposal, which was previously presented as a non-operating expense, to other operating expenses. See Note 2 “Reclassifications” to our consolidated financial statements for a full description of these reclassifications.

Recent Acquisitions

On February 3, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc., a specialty center-of-the-plate producer and distributor in New England. The cash purchase price was approximately $16.4 million, inclusive of a $0.6 million working capital true-up. We are required to pay additional contingent consideration, if earned, of up to $3.0 million over a two-year period upon successful attainment of certain gross profit targets.

On January 27, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son, a specialty food and produce distributor in New England. The cash purchase price was approximately $44.1 million, inclusive of a $2.4 million working capital true-up. We are required to pay additional contingent consideration, if earned, of up to $4.0 million over a two-year period upon successful attainment of certain gross profit targets.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$254,030	$396,880	$829,957	$1,165,327
Cost of sales	193,393	299,660	639,687	880,359
Gross profit	60,637	97,220	190,270	284,968
Selling, general and administrative expenses	76,708	83,960	254,474	247,017
Other operating (income) expenses	(4,146)	2,636	(9,812)	5,681
Operating (loss) income	(11,925)	10,624	(54,392)	32,270
Interest expense	4,706	4,517	15,602	13,913
(Loss) income before income taxes	(16,631)	6,107	(69,994)	18,357
Provision for income tax (benefit) expense	(5,204)	1,682	(24,148)	5,052
Net (loss) income	$(11,427)	$4,425	$(45,846)	$13,305

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

Thirteen Weeks Ended September 25, 2020 Compared to Thirteen Weeks Ended September 27, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$254,030	$396,880	$(142,850)	(36.0)%

Sales growth from acquisitions contributed $35.3 million, or 8.9%, to sales growth. Organic sales declined $178.1 million, or 44.9%, versus the prior year period primarily due to impacts of COVID-19. Organic case count declined approximately 49.3% in our specialty category. In addition, specialty unique customers and placements declined 32.2% and 46.7%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 45.4% compared to the prior year. Estimated inflation was 1.6% in our specialty category and was 2.7% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	60,637	97,220	(36,583)	(37.6)%
Gross profit margin	23.9%	24.5%

Gross profit declined primarily as a result of reduced sales due to the impacts of COVID-19. Gross profit margin decreased approximately 63 basis points. Gross profit margins decreased 240 basis points in the Company’s specialty category predominately due to unfavorable sales mix and higher estimated inventory losses due to the impacts of COVID-19. Gross profit margins increased 142 basis points in the Company’s center-of-the-plate category due to higher retail sales volumes in the current period.

Selling, General and Administrative Expenses

	2020	2019	$ Change	% Change
Selling, general and administrative expenses	76,708	83,960	(7,252)	(8.6)%
Percentage of net sales	30.2%	21.2%

The decrease in selling, general and administrative expenses was primarily due to lower costs associated with compensation and benefits and lower general and administrative related costs in the quarter, partially offset by the impacts of recent acquisitions. Our ratio of selling, general and administrative expenses to net sales was higher as a result of adverse COVID-19 impacts to our sales growth.

Other Operating Expenses

	2020	2019	$ Change	% Change
Other operating (income) expenses	(4,146)	2,636	(6,782)	(257.3)%

The decrease in other operating expenses was primarily due to non-cash credits of $4.6 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $2.5 million in the prior year period.

Interest Expense

	2020	2019	$ Change	% Change
Interest expense	4,706	4,517	189	4.2%

Interest expense increased slightly as result of higher average long-term debt balances, offset by lower effective interest rates charged on our outstanding debt.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for income tax (benefit) expense	(5,204)	1,682	(6,886)	(409.4)%
Effective tax rate	31.3%	27.5%

The higher effective tax rate is primarily related to our current net loss forecast for fiscal 2020 which allows us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Thirty-Nine Weeks Ended September 25, 2020 Compared to Thirty-Nine Weeks Ended September 27, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$829,957	$1,165,327	$(335,370)	(28.8)%

Sales growth from acquisitions contributed $103.9 million, or 8.9%, to sales growth. Organic sales declined $439.2 million, or 37.7%, versus the prior year period primarily due to impacts of COVID-19. Organic case count declined approximately 42.1% in our specialty category. In addition, specialty unique customers and placements declined 30.8% and 42.8%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 36.9% compared to the prior year. Estimated deflation was 0.2% in our specialty category and inflation was 4.2% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	190,270	284,968	(94,698)	(33.2)%
Gross profit margin	22.9%	24.5%

Gross profit declined primarily as a result of reduced sales due to the impacts of COVID-19. Gross profit margin decreased approximately 153 basis points. Gross profit margins decreased 372 basis points in the Company’s specialty category predominately due to unfavorable sales mix and higher estimated inventory losses due to the impacts of COVID-19. Gross profit margins increased 134 basis points in the Company’s center-of-the-plate category due to higher retail sales volumes in the current period. Our gross profit results include a charge of approximately $9.8 million related to estimated inventory losses from obsolescence due to impacts of COVID-19.

Selling, General and Administrative Expenses

	2020	2019	$ Change	% Change
Selling, general and administrative expenses	254,474	247,017	7,457	3.0%
Percentage of net sales	30.7%	21.2%

The increase in selling, general and administrative expense relates primarily to our recent acquisitions and an estimated non-cash charge of approximately $15.8 million related to incremental bad debt expense as a result of COVID-19. Our ratio of selling, general and administrative expenses to net sales was higher as a result of adverse COVID-19 impacts to our sales growth and a 218 basis point increase in non-cash charges related to bad debt expense.

Other Operating Expenses

	2020	2019	$ Change	% Change
Other operating (income) expenses	(9,812)	5,681	(15,493)	(272.7)%

The decrease in other operating expenses relates primarily to non-cash credits of $11.2 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $5.3 million in the prior year period.

Interest Expense

	2020	2019	$ Change	% Change
Interest expense	15,602	13,913	1,689	12.1%

Interest expense increased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans and the interest charged on our Convertible Senior Notes issued on November 22, 2019.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for income tax (benefit) expense	(24,148)	5,052	(29,200)	(578.0)%
Effective tax rate	34.5%	27.5%

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

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	September 25, 2020	December 27, 2019
Senior secured term loan	$201,981	$238,129
Total convertible debt	154,000	154,000
Borrowings outstanding on asset-based loan facility	40,000	—
Finance leases and other financing obligations	14,834	3,905
Total	$410,815	$396,034

As of September 25, 2020, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $396.0 million.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	September 25, 2020	December 27, 2019
Cash and cash equivalents	$208,545	$140,233
Working capital, excluding cash and cash equivalents	95,084	162,772
Availability under asset-based loan facility	44,275	133,359
Total	$347,904	$436,364

We anticipate capital expenditures, excluding cash paid for acquisitions, for fiscal 2020 will be in the range of $8.0 million to $10.0 million which is down from our original estimate of $38.0 million to $42.0 million. The decrease is a result of us postponing certain investments due to COVID-19. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2020	September 27, 2019
Net (loss) income	$(45,846)	$13,305
Non-cash charges	$35,259	$35,966
Changes in working capital	$64,456	$(25,726)
Cash provided by operating activities	$53,869	$23,545
Cash used in investing activities	$(65,846)	$(40,379)
Cash provided by (used in) financing activities	$80,457	$(4,086)

Net cash provided by operations was $53.9 million for the thirty-nine weeks ended September 25, 2020 consisting of a net loss of $45.8 million offset by $35.3 million of non-cash charges and cash generated from working capital of $64.5 million. Non-cash charges were relatively unchanged period to period. The cash generated from working capital increase of $90.2 million is primarily driven by the impacts of reduced demand due to COVID-19.

Net cash used in investing activities was $65.8 million for the thirty-nine weeks ended September 25, 2020, driven by $60.4 million in cash used to fund acquisitions and $5.4 million in capital expenditures which included implementations of our Enterprise Resource Planning system.

Net cash provided by financing activities was $80.5 million for the thirty-nine weeks ended September 25, 2020, driven by $85.9 million net proceeds from our common stock offering and $40.0 million of net draws on our asset-based loan facility, partially offset by payments of debt and finance lease obligations of $38.9 million.

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

Off-Balance Sheet Arrangements

As of September 25, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 25, 2020, we had an aggregate $242.0 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.6 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 25, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2020 to July 24, 2020	—	$—	—	—
July 25, 2020 to August 21, 2020	3,199	13.62	—	—
August 22, 2020 to September 25, 2020	232	16.60	—	—
Total	3,431	$13.82	—	—

(1)During the thirteen weeks ended September 25, 2020, we withheld 3,431 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2020.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 28, 2020	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2020	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)