Form 10-K
period 2020-12-25
Chefs' Warehouse, Inc.
filed 2021-02-23
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2020
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No ☐
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 26, 2020): $416,453,153

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2021
Common Stock, $.01 par value per share	37,278,958 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 14, 2021 (“Proxy Statement”)	Part III

Total number of pages: 87

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following:

•our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending;
•a significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions;
•we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results;
•we may have difficulty managing and facilitating our future growth;
•our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures;
•we have significant competition from a variety of sources, and we may not be able to compete successfully;
•our customers are generally not obligated to continue purchasing products from us;
•damage to our reputation or lack of acceptance of our specialty food products, center-of-the-plate products and/or the brands we carry in existing and new markets could materially and adversely impact our business, financial condition or results of operations;
•we have experienced losses due to our inability to collect accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to pay their debts to us in a timely manner or at all;
•new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations;
•our business operations and future development could be significantly disrupted if we lose key members of our management team;
•our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability. In addition, if we fail to establish proper reserves and adequately estimate future expenses, the costs associated with our self-insured group medical, workers’ compensation liability and auto liability plans may adversely affect our business, financial condition or results of operations;
•conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network;
•our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products;
•group purchasing organizations may become more active in our industry and increase their efforts to add our customers as members of these organizations;
•fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations;
•increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation, could slow our growth or harm our business;
•significant public health epidemics or pandemics, including the COVID-19 pandemic (the “Pandemic”), may adversely affect our business, results of operations and financial condition;

•because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas;
•information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business;
•our investments in information technology may not produce the benefits that we anticipate;
•we may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business;
•product liability claims could have a material adverse effect on our business, financial condition or results of operations;
•we are subject to significant governmental regulation and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations;
•federal, state, provincial and local tax rules in the United States and Canada may adversely impact our business, financial condition or results of operations;
•our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;
•our ability to raise capital in the future may be limited;
•we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;
•changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative rate, may adversely affect interest charged on our outstanding debt;
•the price of our common stock may be volatile and our stockholders could lose all or a part of their investment;
•concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions;
•if securities analysts or industry analysts downgrade our stock, publish negative research or reports or do not publish reports about our business, our stock price and trading volume could decline;
•we do not intend to pay dividends for the foreseeable future and our stock may not appreciate in value;
•our issuance of preferred stock or debt securities could adversely affect holders of our common stock and discourage a takeover; and
•some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 50,000 stock-keeping units (“SKUs”) from more than 2,000 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our mail and e-commerce platform of Allen Brothers, Inc. (“Allen Brothers”) and we expanded our direct-to-consumer e-commere platform by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

Since the formation of our predecessor in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.2 billion for the fiscal year ended December 30, 2016 to $1.6 billion for the fiscal year ended December 27, 2019. Our net revenues for the fiscal year ended December 25, 2020 decreased to $1.1 billion due to the COVID-19 pandemic’s (the “Pandemic”) adverse impact on our business and operations and those of our customers. Our historical sales growth and our ability to manage through the material adverse impacts of the Pandemic on our business in fiscal 2020 are the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 28, 2018, we have completed eleven acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these eleven acquisitions resulted in aggregate up-front cash consideration of more than $132.7 million, which we funded with cash generated from our operations, borrowings under our then existing indebtedness and the proceeds of our common stock offerings.

Excluding our direct-to-consumer business, we currently serve more than 34,000 customer locations in our sixteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas. By leveraging an experienced and sophisticated sales force of approximately 490 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 36 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Effect of the COVID-19 Pandemic on our Business

The Pandemic has had a material impact on our business and those of our customers. In an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions beginning in late March that resulted in the temporary closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May, however, the severity of indoor and outdoor dining restrictions have varied throughout the year depending on the extent of outbreaks and actions taken by the federal, state and local governments with jurisdiction over the markets we serve.

Despite these restrictions, we continued to provide our core customers with high touch service while many of our competitors reduced service levels. Our high touch service includes helping our core customers continue operating and pivoting to new business models. Although the environment has been challenging, our teams’ engagement and dedication have led us to expand to new opportunities as we partner with new and existing customers on re-openings and on launching new locations and concepts. We also expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve. We now offer products directly to consumers through both our Allen Brothers and “Shop Like a Chef” online platforms.

We have implemented cost control measures during this time of demand volatility. Our variable cost structure naturally decreases as our sales decrease, however, we also reduced portions of our fixed cost structure while still investing in our customer facing resources. Among other cost reduction actions, we postponed planned capital expenditures, returned certain equipment on short-term rental agreements, and reduced compensation expense through salary reductions, furloughs and lay-offs as we right-size our organization to current levels of demand.

As of December 25, 2020, we had $193.3 million of cash on our balance sheet and $50.3 million of availability on our asset-based loan facility. Our liquidity position, cost control measures and our strong relationships with customers and suppliers put us in a strategic position to invest in growth and take advantage of business development opportunities as we recover from the Pandemic.

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 50,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 2,000 different suppliers. Our suppliers are located throughout North America, Europe, Asia and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 34,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America and The French Culinary Institute, both of which have been customers of ours for more than ten years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our customers that are not part of our direct-to-consumer business.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 490 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 36 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 50,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 90 years at The Chefs’ Warehouse, its predecessor and other foodservice distribution companies, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders, as well as experienced professionals with expertise in the foodservice distribution industry and in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources

Our Growth Strategies

We believe substantial organic growth opportunities exist to recover our net revenues to pre-Pandemic levels in our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

Increase Penetration with Existing Customers. We intend to sell more products to our existing customers by increasing the breadth and depth of our product selection and increasing the efficiency of our sales professionals, while at the same time continuing to provide excellent customer service. We are a data-driven and goal-oriented organization, and our management and sales professionals are highly focused on our weekly sales and gross profit contribution from each of our core customers and increasing the number of unique products we distribute to such customers. We believe our acquisition activity reflects this focus, as we have sought to complement our existing product offerings and enhance our product capabilities through the acquisition of wholesale specialty food and produce distributors and high quality center-of-the-plate protein suppliers, manufacturers and distributors.

Expand our Customer Base Within our Existing Markets. As of December 25, 2020, we served more than 34,000 customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 30-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed twenty acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 34,000 distinct customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas. We also serve customers in a number of other markets, including Philadelphia, Boston and Napa Valley. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 8.5% of total net sales for our 2020 fiscal year.

Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform. Additionally, in response to the Pandemic, we expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

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

We extend credit to virtually all of our core customers on varying terms. Typically, most of our customers have payment terms from 14 -60 days, however, in response to the Pandemic, the Company has temporarily tightened its credit terms to a maximum of 30 days for the majority of its customers. We complete a formal credit assessment of all significant new core customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia and South America. We carry more than 50,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

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

Within our product offerings, we carry numerous gourmet brands, and at the same time, we seek to maximize product contribution through the sale of our proprietary brands, which we offer in a number of staple products, including bulk olive oil, Italian grating cheeses and butter. We believe that our ability to offer simultaneously high-quality specialty foods and ingredients, center-of-the-plate products, produce and more traditional broadline staple food products provides our customers with foodservice distribution solutions that are efficient and cost effective.

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 490 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

•Outside Sales Associates: Responsible for identifying sales opportunities, educating customers and acting as our public representatives.
•Inside Sales Associates: Responsible for processing customer orders and arranging for delivery and payment.
•Product Specialists: Responsible for maintaining specialized product knowledge and educating our outside sales associates and customers regarding new products and general developments in several specific categories, including protein, seafood, pastry and cheese.

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

Our Suppliers

We are committed to providing our customers with an unrivaled portfolio of specialty food products, as well as a comprehensive broadline product offering and center-of-the-plate products. To fulfill this commitment, we maintain strong sourcing relationships with numerous producers of high-quality artisan and regional specialty food products, as well as a wide range of broadline product suppliers, produce and protein vendors. Our importing arm also provides us with access to exclusive items such as regional olive oils, truffles and charcuterie sourced from Italy, Spain, France and other Mediterranean countries.

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

We currently distribute products from more than 2,000 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.
In response to the Pandemic, our purchasing teams have worked diligently to shift our product purchases to SKUs that are in high demand and, thus far, we have not experienced difficulties in procuring products from our suppliers.

Our Operations and Distribution Centers

Operating out of 36 distribution centers of varying size and, despite the impacts of the Pandemic, providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. We have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have implemented pick-to-voice technology in each of our distribution facilities, which enables our warehouse employees to fill orders with greater speed and accuracy and are implementing inventory scanning platforms in an effort to reduce damages and returns.

Products are delivered to our distribution centers primarily by contract carriers, the suppliers themselves and our fleet of trucks. Out trucks are either owned or leased from national leasing companies and regional firms that offer competitive services. Customer orders are assembled in our distribution centers and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. The majority of our trucks and delivery trailers have multiple, temperature-controlled compartments that ensure all product is delivered to the customer at its optimal temperature.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. Over recent years, we have made significant investments in distribution, sales, information and warehouse management systems and are in the process of implementing a fully-integrated ERP system. Our systems improvements include the implementation of route optimization software, a warehouse management system at all specialty warehouses that integrates with pick-to-voice and directed put-away systems. We are driving increasing sales volume through our ecommerce platforms and a new mobile ordering tool which we believe will enable a much more seamless online customer experience. We also leverage a reporting and analytics platform that provides our sales team and management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology to provide the fuel to drive profitable growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte, Fells Point, Bassian Farms, Sid Wainer & Son, Cambridge Packing, and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital Management

As of December 25, 2020, we had 2,221 full-time employees, 149 of whom (approximately 7%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2021 and 2025. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

Workforce Health and Safety

The safety and health of our employees is a top priority for us. In response to the Pandemic, we implemented new procedures and protocols recommended by the Centers for Disease Control, federal and state governments, and other major health authorities. This includes, but is not limited to, instructing our employees to practice social distancing on our premises and those of our customers, frequent sanitation of our work environments, truck fleet and equipment, supplying personal protective equipment to our workforce and allowing our administrative employees to work from home.

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

Our Allen Brothers direct-to-consumer business is subject to seasonal fluctuations, with direct-to-consumer center-of-the-plate protein sales typically higher during the holiday season in our fourth quarter; accordingly, a disproportionate amount of operating cash flows from this portion of our business is generated in the fourth quarter. Despite a significant portion of these sales occurring in the fourth quarter, there are operating expenses, principally advertising and promotional expenses, throughout the year.

The Pandemic has had a material impact on our business and operations and those of our customers. Our net sales were most significantly impacted during the second quarter of fiscal 2020 when, in an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions that resulted in the temporary closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations.

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

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	61
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

John Pappas Vice Chairman and Director	57
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

James Leddy Chief Financial Officer	57
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	40
Alexandros Aldous is our General Counsel, Corporate Secretary & Chief Government Relations Officer, positions he has held since joining us in March 2011, our IPO on July 27, 2011, and March 8, 2017, respectively. Mr. Aldous is also an adjunct Professor of Law at the Washington College of Law, American University. Mr. Aldous's prior work experience includes working as an attorney with Barclays Capital, the investment banking division of Barclays Bank PLC, in London, where he focused primarily on mergers and acquisitions and capital markets, and prior to that, working as an attorney with Shearman & Sterling LLP, in New York, where he focused primarily on mergers and acquisitions. Mr. Aldous is a member of both the Government Relations Leadership Committee and General Counsel Committee of the International Foodservice Distributors Association, co-chairman of the Global Alumni Advisory Board of the American College of Greece, as well as a member of the Dean's Counsel of American University's School of International Service. Mr. Aldous earned a B.A. in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, District of Columbia, and England and Wales.

Timothy McCauley Chief Accounting Officer	56
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

Patricia Lecouras Chief Human Resources Officer	65
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

Item 1A.    RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from our expected and historical results. Risk factors are organized in categories where they primarily apply, but other categories may also apply. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.

Business and Macroeconomic Risk

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

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure investors, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food and center-of-the-plate products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner. At times, we have grown our business by expanding into new geographic markets. Efforts to expand organically may take time to produce revenues that exceed our expenses in these new markets, which can be high as we build out our infrastructure and hire associates to run our operations.

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure investors that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. Moreover, there may be additional risks that we face to the extent that we acquire companies that are principally involved in the distribution of products that we have not historically distributed, like fresh produce.

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

A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of specialty food products and center-of-the-plate protein items. Our future acquisitions may have a material adverse effect on our results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including successful integration of the acquired entity. Integration requires, among other things:

•maintaining the existing customer and supplier base and personnel;
•optimizing delivery routes;
•coordinating administrative, distribution and finance functions; and
•integrating management information systems and personnel.

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

Moreover, our future growth may be limited in part by the size and location of our distribution centers. As we near maximum utilization of a given facility, our operations may be constrained and inefficiencies may be created, which could adversely affect our results of operations unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our results of operations. We cannot assure investors that we will be able to successfully expand our existing distribution facilities or open new distribution facilities in new or existing markets as needed to facilitate growth.

Even if we are able to expand our distribution network, our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our employees. We cannot assure investors that our existing personnel, systems, procedures and controls will be adequate to support the future growth of our operations. Accordingly, our inability to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

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

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure investors that our current or potential competitors will not provide specialty food products and ingredients, center-of-the-plate protein items or services that are comparable or superior to those provided by us at prices that are lower than the prices we charge or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure investors that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our customers are generally not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders, as we generally do not enter into long-term agreements with our customers for the purchase of our products. Because our customers are generally not obligated to continue purchasing products from us, we cannot assure investors that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain or add to our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition or results of operations.

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

Consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming the products we distribute. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that impact the ingredients and nutritional content of our products or require us to disclose the nutritional content of products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our products, may be costly and time consuming. We cannot assure investors that we will be able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our product offerings to trends in eating habits.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business significantly depends upon the continued contributions of our founders and key employees, both individually and as a group. Our future performance will substantially depend upon our ability to motivate and retain our founders Christopher Pappas, our chairman, president and chief executive officer, and John Pappas, our vice chairman, as well as certain other senior key employees. The loss of the services of either of our founders or any of our key employees, including key employees of the businesses we have acquired, could have a material adverse effect on our business, financial condition or results of operations. We have no reason to believe that we will lose the services of these individuals in the foreseeable future; however, we currently have no effective replacement for these individuals due to their experience, reputation in the foodservice distribution industry and special role in our operations.

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

We believe that our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, should they occur, could have a material and adverse effect on our business, financial condition or results of operations. In addition, the cost of workers’ compensation insurance, auto liability insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based upon our historical trends, market conditions and availability. Because our operations principally are centered in large, metropolitan areas, our insurance costs are higher than if our operations and facilities were based in more rural markets. Additionally, health insurance costs in general have risen significantly over the past few years. These increases, as well as federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact upon our business, financial condition or results of operations, and we cannot assure investors that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.

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

Supply Chain and Labor Risk

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

As a result of our acquisition of specialty center-of-the-plate distributors and manufacturers, a larger percentage of our revenues is expected to come from center-of-the-plate products. With our increased distribution of center-of-the-plate products like meat, poultry and seafood, we are more susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of export restrictions on U.S. beef products or lower demand internationally for U.S. beef products, may result in us lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

Fuel cost volatility may have a negative impact on our business, financial condition or results of operations. The cost of diesel fuel can increase the price we pay for products as well as the costs we incur to distribute products to our customers. These factors, in turn, may negatively impact our net sales, margins, operating expenses and operating results. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, we cannot assure investors that we can do so again. If fuel costs increase in the future, we may experience difficulties in passing all or a portion of these costs along to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the plate facilities, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We cannot assure investors that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation, which we believe increased as a result of our expansion in California resulting from the Del Monte and Bassian acquisitions and our large workforce in New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

Despite our efforts to control costs while still providing competitive healthcare benefits to our staff members, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. Moreover, we are continuing to assess the impact of federal healthcare legislation on our healthcare benefit costs, and significant increases in such costs could adversely impact our operating results. We cannot assure investors that we will be able to pass through the costs of such legislation in a manner that will not adversely impact our operating results.

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

As of December 25, 2020, we had 2,221 full-time employees, 149 of whom (approximately 7%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2020 and 2025. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

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

Geographic and Global Risk

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

For instance, the recent outbreak of the Pandemic is resulting in governmental authorities in many locations where we operate, and in which our customers are present and suppliers operate, to impose mandatory temporary closures, seek voluntary closures and impose restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Among other matters, these actions have required or strongly urged various venues where foodservice products are served, including restaurants and hotels, to reduce or discontinue operations, which has and will continue to adversely affect demand in the foodservice industry, including demand for our products and services. In addition, the perceived risk of infection and health risk associated with the Pandemic, and the illness of many individuals across the globe, is resulting in many of the same effects intended by such governmental authorities to stop the spread of the Pandemic. These events have had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The Pandemic may also have exacerbated many of the other risks described in this section or may have the potential to do so in the future. The extent to which the Pandemic impacts our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, the extent of the outbreak, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, the timing and effectiveness of vaccine distribution, and future consumer spending behavior, among others.

Because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations on the East Coast of the United States spanning from Boston to Atlantic City, accounted for approximately 19.1% of our net sales in our 2020 fiscal year. We are therefore particularly exposed to downturns in this regional economy. Following our acquisition of Del Monte and Bassian, we now have significant operations in the San Francisco Bay area and Los Angeles, California. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, California areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

Information Technology, Intellectual Property and Data Risk

Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business.

We rely upon information technology solutions including enterprise networks and software to process, transmit and store data related to virtually all our business processes and activities. Our business involves the storage and transmission of many types of sensitive or confidential information, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our operations. We leverage a suite of integrated hardware and software that relies on the availability of private and public networks to facilitate collaboration among all stakeholders. Likewise, we use mobile networks, web social media and other online applications to conduct business with suppliers and customers. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses, worms and other disruptive problems. We are continuously improving our information technology solutions, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations, due to theft, destruction, loss, misappropriation, or release of confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs, and competitive disadvantage, which in turn could adversely affect our business and results of operations. While we have implemented cybersecurity solutions, conducted employee awareness campaigns, employed both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, we cannot assure investors that these security measures will either continue or be successful.

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

Our ability to implement our business plan successfully depends in part upon our ability to further build brand recognition, including for our proprietary products, using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We have registered or applied to register a number of our trademarks. We cannot assure investors that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes upon our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business, financial condition or results of operations and might prevent our brands from achieving or maintaining market acceptance.

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

Legal and Regulatory Risk

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

Our business is highly regulated at the federal, state and local levels, and our specialty food products, meat, poultry and seafood products and distribution operations require various licenses, permits and approvals. For example:

•the products we distribute in the United States are subject to regulation and inspection by the FDA and the USDA, and the products we distribute in Canada are subject to regulation by Health Canada and the Canadian Food Inspection Agency;
•our warehouse, distribution facilities, repackaging activities and other operations also are subject to regulation and inspection, as applicable, by the FDA, the USDA, Health Canada, the Canadian Food Inspection Agency and state and provincial health authorities; and
•our U.S. and Canadian trucking operations are subject to regulation by, as applicable, the U.S. Department of Transportation, the U.S. Federal Highway Administration, Transport Canada, the Surface Transportation Board and provincial transportation authorities.

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

Until the timing, scope and extent of such regulation becomes known, we cannot predict its effect on our business, financial condition or results of operations. It is reasonably possible, however, that such regulation could impose material costs on us that we may be unable to pass on to our customers.

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
We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. A valuation allowance is recognized if, based on the available positive and negative evidence, it is more likely than not that some or all of a deferred tax asset is not recoverable. This evaluation considers several factors, including recent results of operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. Our financial condition and results of operations could be adversely impacted if our valuation allowances increase due to an unfavorable change in our estimate of the recoverability of our deferred tax assets or changes in laws or regulations that limit our ability to recover them.

Financial Risk

Our substantial indebtedness may limit our ability to invest in the ongoing needs of our business.

As of December 25, 2020, we had approximately $411.4 million of total indebtedness, consisting of $201.6 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $154.0 million of convertible debt and $15.8 million of finance leases. We had $40.0 million borrowings outstanding under our asset-based loan facility (“ABL”). See Note 10 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Our indebtedness could have important consequences for us and our investors. For example our indebtedness:

•requires us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes;
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under our Term Loan and ABL (together the “Credit Facilities”) are at variable rates;
•in the case of our convertible debt, could result in the issuance of additional shares of our common stock that would result in the dilution of our then-existing stockholders;
•limits our ability to obtain additional financing in the future for working capital or other purposes, including to finance acquisitions; and
•places us at a competitive disadvantage compared to our competitors with less indebtedness.

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

A portion of the interest rate charged on our Term Loan is currently based on LIBOR and, at our option, a component of the interest charged on the borrowings outstanding on our ABL, if any, may bear interest rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Facilities and may not be able to do so with terms that are favorable to us. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Disruption in the financial market or the inability to renegotiate the Credit Facilities with favorable terms could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Ownership of our Common Stock

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

Volatility in the market price of our common stock may prevent our stockholders from being able to sell their shares at or above the price the stockholders paid for their shares. The market price of our common stock could fluctuate significantly for various reasons, which include the following:

•our quarterly or annual earnings or those of other companies in our industry;
•changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•additions or departures of our senior management personnel;
•sales of common stock by our directors and executive officers;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•actions by stockholders;
•the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;
•the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet projections included in our public disclosure;
•various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our distributors or suppliers or our competitors;
•introductions of new products or new pricing policies by us or by our competitors;
•acquisitions or strategic alliances by us or our competitors;
•short sales, hedging and other derivative transactions in our common stock;
•the operating and stock price performance of other companies that investors may deem comparable to us; and
•other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism, global pandemics or responses to such events).

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of February 16, 2021, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 13.8% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 12.4% of our outstanding shares of common stock as of February 16, 2021. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our board of directors is authorized to issue up to five shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

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

Provisions in our certificate of incorporation and bylaws as well as provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We operate 36 distributions centers located in the United States and Canada totaling approximately 2.2 million square feet. We own two distribution facilities in Massachusetts with a combined 241,00 square feet, a 59,500 square foot distribution center in Cincinnati, Ohio and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. All of our other properties are leased. The following table sets forth our distribution, protein processing, corporate and other support facilities by state or province and their approximate aggregate square footage as of February 10, 2021.

State / Province	Number of Facilities	Aggregate Size
California	10	618,900
Massachusetts	3	271,000
Florida	4	262,400
New York	1	231,100
Texas	3	214,300
Illinois	3	144,200
Ohio	2	120,400
Maryland	3	115,300
Nevada	1	74,000
Oregon	1	55,500
Ontario	1	51,300
New Jersey	1	38,400
Connecticut (1)	1	29,200
British Columbia	1	24,900
Alberta	2	16,500
Arizona	1	14,500
Washington	1	10,500
Total	39	2,292,400
(1)Represents our corporate headquarters in Ridgefield, Connecticut.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of February 16, 2021, there were 189 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 25, 2015 through December 25, 2020 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 25, 2015 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 25, 2015

	December 25, 2015	December 30, 2016	December 29, 2017	December 28, 2018	December 27, 2019	December 25, 2020
The Chefs’ Warehouse, Inc.	$100.00	$90.96	$118.02	$180.37	$218.60	$137.54
NASDAQ Composite Index	$100.00	$106.63	$136.74	$130.43	$178.40	$253.63
S&P Smallcap Food Distributor Index	$100.00	$158.22	$108.25	$68.74	$64.37	$68.68

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 26, 2020 to October 23, 2020	—	$—	—	—
October 24, 2020 to November 20, 2020	1,333	16.02	—	—
November 21, 2020 to December 25, 2020	35,646	24.39	—	—
Total	36,979	$24.09	—	—

(1)During the thirteen weeks ended December 25, 2020, we withheld 36,979 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the fiscal years in the five-year period ended December 25, 2020 have been derived from our audited consolidated financial statements. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated statement of operations for the fiscal year ended December 30, 2016 contained a 53rd week while all other years presented contained 52 weeks.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	For the Fiscal Years Ended
Statement of Operations Data:	December 25, 2020 (1)	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$1,111,631	$1,591,834	$1,444,609	$1,301,520	$1,192,866
Cost of sales (2)	863,480	1,205,266	1,095,693	985,432	904,140
Gross profit	248,151	386,568	348,916	316,088	288,726
Selling, general and administrative expenses (2)	336,394	329,542	298,102	275,254	251,025
Other operating (income) expenses (2, 3)	14,417	6,359	2,225	(283)	(9,607)
Operating (loss) income	(102,660)	50,667	48,589	41,117	47,308
Interest expense (4)	20,946	18,264	20,745	22,709	41,632
(Loss) income before income taxes	(123,606)	32,403	27,844	18,408	5,676
Provision for income tax (benefit) expense (5)	(40,703)	8,210	7,442	4,042	2,653
Net (loss) income	$(82,903)	$24,193	$20,402	$14,366	$3,023

Basic net (loss) income per share	$(2.46)	$0.82	$0.71	$0.55	$0.12
Diluted net (loss) income per share	$(2.46)	$0.81	$0.70	$0.54	$0.12
Weighted average common shares outstanding:
Basic	33,716	29,532	28,703	26,118	25,919
Diluted	33,716	30,073	29,679	27,425	26,030

Balance Sheet Data (at end of period)
Cash and cash equivalents	$193,281	$140,233	$42,410	$41,504	$32,862
Working capital (6, 7)	$287,560	$303,005	$203,193	$188,567	$157,117
Total assets (6)	$974,325	$1,013,679	$732,398	$687,749	$633,538
Long-term debt, net of current portion	$398,084	$386,106	$278,169	$313,995	$317,725
Total liabilities (6)	$629,735	$677,746	$423,722	$439,148	$439,778
Total stockholders’ equity	$344,590	$335,933	$308,676	$248,601	$193,760
(1)Fiscal year 2020 results of operations were materially impacted by the Pandemic.
(2)Includes the impact of the reclassification of food processing costs from selling, general, and administrative expenses, to cost of sales and other reclassifications. Refer to the “Reclassifications” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
(3)Fiscal year 2020 includes a $24,200 write-down related to Del Monte and Bassian trademarks and income of $11,479 related to the revaluation of several earn-out liabilities. Fiscal year 2016 includes income of $8,347 related to the revaluation of the Del Monte earn-out liabilities.
(4)Fiscal year 2016 includes the impact of our debt restructuring resulting in a loss on extinguishment of debt of $22,310.
(5)Fiscal year 2017 includes a tax benefit of $3,573 related to the enactment of H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other changes to the U.S. Internal Revenue Code, the Tax Act reduced the U.S. federal corporate top tax rate from 35.0% to 21.0%.

(6)Fiscal year 2019 and beyond includes the impact of recognizing operating lease right-of-use assets and liabilities as a result of our adoption of Accounting Standards Codification Topic 842, “Leases,” as of December 29, 2018.
(7)We define working capital as current assets less current liabilities.

Acquisitions Affecting Comparability of Operating Results

The Company has made several acquisitions throughout the five-year period ended December 25, 2020. For acquisitions affecting the comparability of the most recent three fiscal years, refer to the “Recent Significant Acquisitions” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Acquisitions affecting comparability of the previous periods as described below:

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

On June 27, 2016, we acquired substantially all of the assets of MT Food, based in Chicago, Illinois. Founded in the mid-1990’s, MT Food was a wholesale distributor of dairy, produce, specialty and grocery items in the metro Chicago area. The purchase price for the transaction was $21.5 million, of which, $21.0 million was paid in cash at closing with an additional $0.5 million payable eighteen months after the closing date. During the second quarter of fiscal 2017, we paid an earn-out of $0.5 million to the former owners.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 50,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers. We expanded our direct-to-consumer product offerings in fiscal 2020 by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of new distribution centers in San Francisco, Toronto, Dallas, Los Angeles and Miami; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“Pandemic”) has had a material impact on our business and operations and those of our customers. In an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions beginning in late March that resulted in the closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May, however, restrictions in certain of our key markets were not eased until early June. As of December 25, 2020, the majority of state and local governments with jurisdiction over markets in which the Company operates allow the Company’s customers to operate outdoor dining and indoor dining service while adhering to specified social distancing and capacity restrictions. The duration and extent of restrictions imposed on our customers by federal, state and local governments is dependent on future developments regarding the Pandemic, including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others.

The adverse impact of the Pandemic on our customers during the fifty-two weeks ended December 25, 2020 resulted in a $616.7 million decline in our organic sales compared to the prior year. Due to the Pandemic, we incurred estimated non-cash charges of $15.8 million related to incremental bad debt expense and approximately $14.6 million related to estimated inventory obsolescence during the fifty-two weeks ended December 25, 2020.

Our management team is responding rapidly to the changing landscape and pursuing alternate sources of revenue to mitigate the extent of sales declines in our core customer base. Our sales force is working closely with our core customers and developing solutions to help them fulfill the demand in their communities while complying with health and safety restrictions. We are actively entering into new business relationships which include retail food outlets as they have experienced increases in consumer demand and shortages in their traditional supply chains due to the Pandemic. As we develop these new sales channels, we are negotiating favorable credit terms given the nature of the underlying customer base and the current market environment. In addition, our purchasing teams have worked diligently to shift our product purchases to SKUs that are in high demand. Thus far, we have not experienced difficulties in procuring products from our suppliers.

In response to the Pandemic, we expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve. We now offer products directly to consumers through both our Allen Brothers and “Shop Like a Chef” online platforms.

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

Management determined the Pandemic’s adverse impact on our operations and our market capitalization were triggering events that required us to test goodwill and long-lived assets for impairment as of March 27, 2020. No impairments were identified as a result of these tests. Although there were no additional triggering events during the remainder of fiscal 2020, the impacts of the Pandemic on our business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause us to recognize an impairment charge in the future.

We closed the fiscal year with total cash and cash equivalents of $193.3 million, and approximately $50.3 million of remaining availability under our asset-based loan facility as of December 25, 2020.

The future impact of the Pandemic on our business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity of the disease, the extent of the outbreak, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, and future consumer spending behavior, among others.

Recent Significant Acquisitions

On February 3, 2020, we entered into an asset purchase agreement to acquire substantially all of the assets of Cambridge Packing Co, Inc. (“Cambridge”), a specialty center-of-the-plate producer and distributor in New England. The cash purchase price was approximately $16.4 million, inclusive of a $0.6 million working capital true-up. We are required to pay additional contingent consideration, if earned, of up to $3.0 million over a two-year period upon successful attainment of certain gross profit targets.

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

On February 25, 2019, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Bassian Farms, Inc. and related entities (“Bassian”), a specialty center-of-the-plate distributor based in northern California. The aggregate purchase price for the transaction was approximately $31.8 million, consisting of $28.0 million in cash paid at closing and the issuance of a $4.0 million unsecured convertible note, partially offset by the settlement of a net working capital true-up. We are also required to pay additional contingent consideration, if earned, which could total $9.0 million over a four-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets.

Transition of Trademarks

During the fourth quarter of fiscal 2020, we committed to a plan to shift our brand strategy to leverage our Allen Brothers brand in our west coast region and determined that our Del Monte, Ports Seafood and Bassian Farms trademarks did not fit our long-term strategic objectives. This brand transition is planned to begin in the second quarter of fiscal 2021. As a result, we recorded a $24.2 million impairment charge, $17.5 million net of tax, to write-down the value of our Del Monte and Bassian Farms trademarks.

Our Growth Strategies and Outlook

We continue to invest in our people, facilities and technology in an effort to achieve the following objectives and maintain our premier position within the specialty foodservice distribution market:

•sales and service territory expansion;
•operational excellence and high customer service levels;
•expanded purchasing programs and improved buying power;
•product innovation and new product category introduction;
•operational efficiencies through system enhancements; and
•operating expense reduction through the centralization of general and administrative functions.

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 2.2 million square feet in 36 distribution facilities as of February 10, 2021. From fiscal 2018 through the end of fiscal 2020, we have invested significantly in acquisitions, infrastructure and management.

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

•Net sales growth. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impacts our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and deflation may cause the dollar value of our sales to fall despite our unit sales remaining constant or growing.
•Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new categories of products in markets that we have more recently entered, impact of product mix from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

Key Financial Definitions

•Net sales: Net sales consist primarily of sales of specialty products, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include direct-to-consumer sales on our e-commerce platforms.
•Cost of sales: Cost of sales include the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to our distribution facilities and food processing costs. Food processing costs include, but are not limited, to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Our cost of sales may not be comparable to other similar companies within our industry.
•Selling, general and administrative expenses: Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs.
•Other operating expenses: Other operating expenses includes expenses primarily related to changes in the fair value of the Company’s earn-out liabilities, gains and losses on asset disposals, asset impairments and certain third-party deal costs incurred in connection with business acquisitions or financing arrangements.
•Interest expense: Interest and other expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

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

Results of Operations

	Fiscal Years Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net sales	$1,111,631	$1,591,834	$1,444,609
Cost of sales	863,480	1,205,266	1,095,693
Gross profit	248,151	386,568	348,916
Selling, general and administrative expenses	336,394	329,542	298,102
Other operating expenses	14,417	6,359	2,225
Operating (loss) income	(102,660)	50,667	48,589
Interest expense	20,946	18,264	20,745
(Loss) income before income taxes	(123,606)	32,403	27,844
Provision for income tax (benefit) expense	(40,703)	8,210	7,442
Net (loss) income	$(82,903)	$24,193	$20,402

Fiscal Year Ended December 25, 2020 Compared to Fiscal Year Ended December 27, 2019

Net Sales

	2020	2019	$ Change	% Change
Net sales	$1,111,631	$1,591,834	$(480,203)	(30.2)%

Sales growth from acquisitions contributed $136.5 million, or 8.6%, to sales growth. Organic sales declined $616.7 million, or 38.8%, versus the prior year primarily due to impacts of the Pandemic. Organic case count declined approximately 43.5% in our specialty category. In addition, specialty unique customers and placements declined 30.4% and 43.6%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category decreased 38.0% compared to the prior year. Estimated deflation was 0.3% in our specialty category and inflation of 3.5% in our center-of-the-plate category compared to fiscal 2019.

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	$248,151	$386,568	$(138,417)	(35.8)%
Gross profit margin	22.3%	24.3%

Gross profit decreased primarily due to decreased sales volumes. Gross profit margin decreased approximately 196 basis points. Gross profit margins decreased 441 basis points in the Company’s specialty category and increased 117 basis points in the Company’s center-of-the-plate category compared to the prior year period. Our gross profit results include a charge of approximately $14.6 million related to estimated inventory losses from obsolescence due to the Pandemic’s impact on our customers’ purchasing behavior.

Selling, General and Administrative Expenses

	2020	2019	$ Change	% Change
Selling, general and administrative expenses	336,394	329,542	6,852	2.1%
Percentage of net sales	30.3%	20.7%

The increase in selling, general and administrative expense relates primarily to our recent acquisitions and an estimated non-cash charge of approximately $15.8 million to bad debt expense incurred during the first quarter of fiscal 2020 at the onset of the Pandemic, partially offset by cost measures implemented during the year in response to the Pandemic’s adverse impact on demand for our products. Our ratio of selling, general and administrative expenses to net sales was higher as a result of the Pandemic’s adverse impacts on our sales growth and a 161 basis point increase in non-cash charges related to bad debt expense.

Other Operating Expenses

	2020	2019	$ Change	% Change
Other operating expenses	14,417	6,359	8,058	126.7%

The increase in other operating expenses relates primarily to a $24.2 million impairment charge on Del Monte and Bassian trademarks and non-cash credits of $11.5 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $5.9 million in the prior year period.

Interest Expense

	2020	2019	$ Change	% Change
Interest expense	20,946	18,264	$2,682	14.7%

Interest and other expense increased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans and the full year impact of interest charged on our Convertible Senior Notes issued on November 22, 2019.

Provision for Income Taxes

	2020	2019	$ Change	% Change
Provision for taxes	(40,703)	8,210	$(48,913)	(595.8)%
Effective tax rate	32.9%	25.3%

The higher effective tax rate is primarily related to our net loss for fiscal 2020 which allows us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

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

Gross Profit

	2019	2018	$ Change	% Change
Gross profit	386,568	348,916	$37,652	10.8%
Gross profit margin	24.3%	24.2%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 13 basis points. Gross profit margins increased 19 basis points in the Company’s specialty category and increased 27 basis points in the Company’s center-of-the-plate category compared to the prior year period

Selling, General and Administrative Expenses

	2019	2018	$ Change	% Change
Selling, general and administrative expenses	329,542	298,102	31,440	10.5%
Percentage of net sales	20.7%	20.6%

The increase in selling, general and administrative expenses relates primarily to increased sales volumes. Selling, general and administrative expenses as a percentage of net sales increased 7 basis points. The primary drivers of the increase in the ratio of selling, general and administrative expenses to sales were a 27 basis point increase in warehouse costs, primarily related to our investments in Texas and our new facility in Los Angeles, partially offset by a 22 basis point reduction in general and administrative compensation costs as a percentage of sales.

Other Operating Expenses

	2019	2018	$ Change	% Change
Other operating expenses	6,359	2,225	4,134	185.8%

The increase in other operating expenses relates primarily to non-cash charges of $5.9 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $1.4 million in the prior year period.

Interest Expense

	2019	2018	$ Change	% Change
Interest expense	18,264	20,745	$(2,481)	(12.0)%

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

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	December 25, 2020	December 27, 2019	December 28, 2018
Senior secured term loan	$201,553	$238,129	$239,745
Total convertible debt	$154,000	$154,000	$—
Borrowings outstanding on asset-based loan facility	$40,000	$—	$44,185
Finance leases and other financing obligations	$15,798	$3,905	$193

As of December 25, 2020, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $395.6 million. See Note 10 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

On June 8, 2020, we amended our senior secured credit agreement which converted $238.1 million of the term loans then outstanding into a new tranche of term loans (the “2025 Tranche”), which, among other things, extended the maturity date by three years and increased the fixed-rate portion of interest charged by 200 basis points. The Company made a prepayment of $35.7 million on the 2025 Tranche immediately after it was established. See Note 10 “Debt Obligations” to our consolidated financial statements for a full description.

On March 18, 2020, we drew $100.0 million on our asset-based loan facility to increase our cash on hand during the early stages of the Pandemic’s impact to our business and have subsequently repaid $60.0 million of the draw.

On November 22, 2019, we issued $150.0 million aggregate principal amount of 1.875% Convertible Senior Notes (the “Senior Notes”). Approximately $43.2 million of the net proceeds were used to repay all borrowings then outstanding under our ABL and we intend to use the remainder for working capital and general corporate purposes, which may include future acquisitions.

On July 25, 2018, the holders of the $36.8 million principal amount of convertible subordinated notes, issued in connection with our acquisition of Del Monte, converted these notes and related accrued interest of $0.3 million into 1,246,272 shares of the Company’s common stock.

On June 29, 2018, we entered into a new asset-based loan facility (“ABL”) that increased our borrowing capacity from $75.0 million to $150.0 million. Additionally, we reduced the fixed-rate portion of interest charged on our senior secured term loan (“Term Loan”) from 475 basis points to 350 basis points over Adjusted LIBOR as a result of repricings executed on December 14, 2017 and November 16, 2018.

A portion of the interest rate charged on our Term Loan is currently based on LIBOR and, at our option, a component of the interest charged on the borrowings outstanding on our ABL, if any, may bear interest rates based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021, however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense we incur on these debt instruments. We will negotiate alternatives to LIBOR with our lenders before LIBOR ceases to be a widely available reference rate.

Equity Offering

On May 14 and June 2, 2020, we completed public offerings for a total of 6,634,615 shares of our common stock which resulted in net proceeds of approximately $85.9 million. See Note 11 “Stockholders’ Equity” to our consolidated financial statements for a full description.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	December 25, 2020	December 27, 2019	December 28, 2018
Cash and cash equivalents	$193,281	$140,233	$42,410
Working capital,(1) excluding cash and cash equivalents	$94,279	$162,772	$160,783
Availability under asset-based loan facility	$50,282	$133,359	$90,015
(1)We define working capital as current assets less current liabilities. The fiscal 2020 and 2019 balances include the impact of recognizing operating lease right-of-use assets and liabilities as a result of our adoption of Accounting Standards Codification Topic 842, “Leases,” as of December 29, 2018.

We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Our capital expenditures, excluding cash paid for acquisitions, were approximately $7.0 million for fiscal 2020. We are not providing guidance on our capital expenditures for fiscal 2021 due to the continued uncertainty with regards to the pace of the economic recovery and the duration of the Pandemic related restrictions on our customers.

Cash Flows

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net income	$(82,903)	$24,193	$20,402
Non-cash charges	$62,509	$47,625	$38,186
Changes in working capital	$63,275	$(26,811)	$(13,506)
Cash provided by operating activities	$42,881	$45,007	$45,082
Cash used in investing activities	$(67,968)	$(44,154)	$(33,688)
Cash provided by (used in) financing activities	$78,056	$96,947	$(10,442)

Fiscal Year 2020 Cash Flows

Net cash provided by operations was $42.9 million for fiscal 2020 consisting of a $82.9 million net loss, offset by $62.5 million of non-cash charges and an increase in working capital of $63.3 million. Non-cash charges increased predominately due to the $24.2 million write down of Del Monte and Bassian trademarks. The increase in working capital of $63.3 million is primarily driven by negotiating favorable credit terms with our customers and suppliers and maintaining lower inventory balances as a result of reduced demand due to the Pandemic.

Net cash used in investing activities was $68.0 million in fiscal 2020 driven by $7.0 million in capital expenditures which included implementations of our Enterprise Resource Planning (“ERP”) system. The Company used $60.9 million in cash to fund acquisitions, the most significant of which were Sid Wainer and Cambridge.

Net cash provided by financing activities was $78.1 million for fiscal 2020 driven by $85.9 million net proceeds from our common stock offering and $40.0 million of net draws on our asset-based loan facility, partially offset by payments of debt and finance lease obligations of $40.4 million.

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

Net cash used in investing activities was $44.2 million in fiscal 2019 driven by $16.1 million in capital expenditures which included implementations of our ERP system and the buildouts of our headquarters in Ridgefield, CT and distribution center in Dallas, Texas. The Company used $28.1 million in cash to fund acquisitions, the most significant of which was Bassian.

Net cash provided by financing activities was $96.9 million for fiscal 2019 driven by $145.0 million of net proceeds received from the issuance of our Senior Notes, partially offset by $44.2 million to settle all borrowings outstanding on our ABL and $2.4 million of earn-out liability payments classified as financing activities.

Seasonality

Excluding our Allen Brothers direct-to-consumer business, we generally do not experience any material seasonality. However, our sales and operating results may vary from quarter to quarter due to factors such as changes in our operating expenses, management’s ability to execute our operating and growth strategies, personnel changes, demand for our products, supply shortages, weather patterns and general economic conditions.

Our Allen Brothers direct-to-consumer business is subject to seasonal fluctuations, with direct-to-consumer center-of-the-plate protein sales typically higher during the holiday season in our fourth quarter; accordingly, a disproportionate amount of operating cash flows from this portion of our business is generated by our direct-to-consumer business in the fourth quarter of our fiscal year. Despite a significant portion of these sales occurring in the fourth quarter, there are operating expenses, principally advertising and promotional expenses, throughout the year.

The Pandemic has had a material impact on our business and operations and those of our customers. Our net sales were most significantly impacted during the second quarter of fiscal 2020 when, in an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions that resulted in the closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 25, 2020:

	Payments Due by Period (1, 2, 3)
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Indebtedness	$405,889	$4,715	$84,516	$316,658	$—
Finance lease obligations	$17,259	$4,905	$6,756	$4,291	$1,307
Pension exit liabilities	$2,020	$159	$351	$401	$1,109
Long-term operating leases	$177,740	$24,542	$40,787	$25,104	$87,307

Total	$602,908	$34,321	$132,410	$346,454	$89,723

(1)Interest on our various outstanding debt instruments is included in the above table, except for our Term Loans and ABL, which have floating interest rates. At December 25, 2020, we had borrowings of $201.6 million under our Term Loans and $40.0 million under our ABL. During the fiscal year ended December 25, 2020, the weighted average interest rate on our Term Loan and ABL borrowings were approximately 4.4% and 1.7%, respectively. See Note 10 “Debt Obligations” to our consolidated financial statements for further information on our debt instruments.
(2)The table above excludes $2.8 million of total contingent earn-out liabilities related to certain acquisitions as of December 25, 2020 and approximately $30.2 million of lease payments related to a distribution facility that does not commence until fiscal 2021.
(3)The table above excludes our supplier purchase obligations as we do not have any material unconditional contractual obligations to purchase fixed or minimum quantities of goods or services from our suppliers.

We had outstanding letters of credit of approximately $20.1 million and $16.6 million at December 25, 2020 and December 27, 2019, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of December 25, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $96.4 million and $175.0 million, net of the allowance for doubtful accounts of $24.0 million and $8.8 million, as of December 25, 2020 and December 27, 2019, respectively.

Inventory Valuation

We adjust our inventory balances for excess and obsolete inventories. These adjustments are primarily based upon customer demand, inventory age, specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences or change in overall economic conditions could result in a significant change to these adjustments that could require a corresponding charge to earnings. We actively manage our inventory levels as we seek to minimize the risk of loss and have consistently achieved a relatively high level of inventory turnover. As a result of the impacts of the Pandemic on our customer demand we incurred additional inventory valuation charges of $14.6 million in fiscal 2020.

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

When a quantitative analysis is required, we estimate the fair value of our reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates which include estimates for the duration of the Pandemic’s impact on the Company’s customers. We develop estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value.

Due to the Pandemic’s adverse impact on our business, we performed an interim quantitative goodwill impairment test as of March 27, 2020 and concluded that goodwill was not impaired. As required, we performed our annual goodwill impairment test during the fourth quarter of fiscal 2020 the results of which indicated that goodwill was not impaired. Total goodwill as of December 25, 2020 and December 27, 2019 was $214.9 million and $197.7 million, respectively.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the assets useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. During the fourth quarter of fiscal 2020, we committed to a plan to shift our brand strategy to leverage our Allen Brothers brand in our west coast region and determined our Del Monte, Ports Seafood and Bassian Farms trademarks did no fit our long-term strategic objectives. This brand transition is planned to begin in the second quarter of fiscal 2021. The Company assessed these trademarks for impairment and used the relief of royalty method to determine fair value. Significant assumptions used include future sales forecasts, royalty rates and discount rates. As a result, we recorded a $24.2 million impairment charge, $17.5 million net of tax, to write-down the value of our Del Monte and Bassian Farms trademarks. There have been no other events or changes in circumstances during fiscal 2020 or 2019 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 25, 2020 and December 27, 2019 were $111.7 million and $138.8 million, respectively.

The assessment of the recoverability of goodwill and intangible assets contain uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 25, 2020 and December 27, 2019, we had valuation allowances of $2.3 million and $0.9 million, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 10 “Debt Obligations” to our consolidated financial statements. As of December 25, 2020, we had an aggregate $241.6 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.8 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) and subsidiaries as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2020, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2020 and December 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

Basis for Opinions

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

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective on December 29, 2018, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

Emphasis of Matter

As more fully described in Note 1 to the consolidated financial statements, the Company has been negatively impacted by the ongoing effects of the outbreak of a novel coronavirus (COVID-19) on the Company’s operations.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment

As described in Note 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $214.9 million at December 25, 2020, which was allocated between three reporting units. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Management assesses goodwill impairment annually in the fourth quarter, but identified a triggering event requiring an interim impairment assessment of goodwill at the end of the first quarter of 2020 due to the economic impact of the COVID-19 pandemic. The Company prepared the valuations of the reporting units for the interim and annual assessments using an income approach, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenue and earnings.

We identified the valuation of goodwill during the interim and annual impairment assessments as a critical audit matter. The principal considerations for our determination are the inherent uncertainties related to the Company’s forecasts and how various other factors, including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of revenue and earnings included in the income approach. Auditing these significant assumptions and judgments involved especially challenging auditor judgment and an increased level of effort, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of assumptions used in the Company’s income approach, including the revenue growth rate, terminal value growth rate, and the economic impact that the COVID-19 pandemic is expected to have on the Company’s performance and its reporting units by: (i) comparing to historical results and industry trends, (ii) understanding state and local restrictions on occupancy capacity for indoor establishments to evaluate management’s expected timing to return to historical revenue and profitability levels, (iii) comparing the actual results for the second and third quarters to the projections that management used for those quarters in the interim assessment, and (iv) performing a sensitivity analysis of significant assumptions and evaluating the impact of such on the fair value of each reporting unit that would result from changes in the assumptions.

•Testing the accuracy and completeness of the data used by management to develop its projections.

•Testing management’s market capitalization reconciliation and the reasonableness of the calculated control premium identified by management.

•Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the fair value methodology, (ii) evaluating the reasonableness of certain assumptions used, including the discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2006.

Stamford, CT
February 23, 2021

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2020	December 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$193,281	$140,233
Accounts receivable, net of allowance of $24,027 in 2020 and $8,846 in 2019	96,383	175,044
Inventories, net	82,519	124,056
Prepaid expenses and other current assets	33,479	13,823
Total current assets	405,662	453,156
Equipment, leasehold improvements and software, net	115,448	92,846
Operating lease right-of-use assets	115,224	127,649
Goodwill	214,864	197,743
Intangible assets, net	111,717	138,751
Deferred taxes, net	7,535	—
Other assets	3,875	3,534
Total assets	$974,325	$1,013,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,515	$94,097
Accrued liabilities	27,924	29,847
Short-term operating lease liabilities	17,167	17,453
Accrued compensation	9,401	8,033
Current portion of long-term debt	6,095	721
Total current liabilities	118,102	150,151
Long-term debt, net of current portion	398,084	386,106
Operating lease liabilities	109,133	120,572
Deferred taxes, net	—	10,883
Other liabilities and deferred credits	4,416	10,034
Total liabilities	629,735	677,746
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 25, 2020 and December 27, 2019, respectively	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,274,768 and 30,341,941 shares issued and outstanding at December 25, 2020 and December 27, 2019, respectively	373	304
Additional paid in capital	303,734	212,240
Accumulated other comprehensive loss	(2,051)	(2,048)
Retained earnings	42,534	125,437
Total stockholders’ equity	344,590	335,933
Total liabilities and stockholders’ equity	$974,325	$1,013,679

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net sales	$1,111,631	$1,591,834	$1,444,609
Cost of sales	863,480	1,205,266	1,095,693
Gross profit	248,151	386,568	348,916
Selling, general and administrative expenses	336,394	329,542	298,102
Other operating expenses	14,417	6,359	2,225
Operating (loss) income	(102,660)	50,667	48,589
Interest expense	20,946	18,264	20,745
(Loss) income before income taxes	(123,606)	32,403	27,844
Provision for income tax (benefit) expense	(40,703)	8,210	7,442
Net (loss) income	$(82,903)	$24,193	$20,402
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	173	(672)
Comprehensive (loss) income	$(82,906)	$24,366	$19,730
Net (loss) income per share:
Basic	$(2.46)	$0.82	$0.71
Diluted	$(2.46)	$0.81	$0.70
Weighted average common shares outstanding:
Basic	33,716,157	29,532,342	28,703,265
Diluted	33,716,157	30,073,338	29,678,919

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 25, 2020, December 27, 2019, and December 28, 2018
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 29, 2017	28,442,208	$284	$166,997	$(1,549)	$82,869	$248,601
Net income	—	—	—	—	20,402	20,402
Stock compensation	310,451	3	4,091	—	—	4,094
Conversion of notes	1,246,272	13	37,002	—	—	37,015
Cumulative translation adjustment	—	—	—	(672)	—	(672)
Shares surrendered to pay withholding taxes	(30,448)	—	(764)	—	—	(764)
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	24,193	24,193
Stock compensation	329,338	3	4,396	—	—	4,399
Option exercises	76,169	1	1,540	—	—	1,541
Cumulative translation adjustment	—	—	—	173	—	173
Shares surrendered to pay withholding taxes	(32,049)	—	(1,022)	—	—	(1,022)
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(82,903)	(82,903)
Stock compensation	500,100	5	9,287	—	—	9,292
Public offering	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	(3)	—	(3)
Shares surrendered to pay withholding taxes	(201,888)	(2)	(3,668)	—	—	(3,670)
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 25, 2020, December 27, 2019, and December 28, 2018
(Amounts in thousands)

	December 25, 2020	December 27, 2019	December 28, 2018
Cash flows from operating activities:
Net (loss) income	$(82,903)	$24,193	$20,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,774	13,328	10,296
Amortization of intangible assets	13,502	12,663	11,910
Provision for allowance for doubtful accounts	21,372	4,981	3,790
Non-cash operating lease expense	689	2,043	770
(Benefit) provision for deferred income taxes	(18,418)	2,063	2,554
Amortization of deferred financing fees	3,426	2,168	3,155
Stock compensation	9,292	4,399	4,094
Change in fair value of contingent earn-out liabilities	(11,479)	5,879	1,448
Intangible asset impairment	24,200	—	—
Loss on asset disposal	151	101	169
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	77,590	(13,213)	(19,466)
Inventories	49,050	(9,439)	(6,330)
Prepaid expenses and other current assets	(18,240)	(1,813)	120
Accounts payable, accrued liabilities and accrued compensation	(46,442)	3,775	13,677
Other assets and liabilities	1,317	(6,121)	(1,507)
Net cash provided by operating activities	42,881	45,007	45,082

Cash flows from investing activities:
Capital expenditures	(7,036)	(16,077)	(19,817)
Cash paid for acquisitions, net of cash received	(60,932)	(28,077)	(13,901)
Proceeds from asset disposals	—	—	30
Net cash used in investing activities	(67,968)	(44,154)	(33,688)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(40,432)	(1,894)	(49,360)
Proceeds from the issuance of common stock, net of issuance costs	85,941	—	—
Proceeds from debt issuance	—	150,000	—
Payment of deferred financing fees	(856)	(5,082)	(1,502)
Proceeds from exercise of stock options	—	1,541	—
Surrender of shares to pay withholding taxes	(3,670)	(1,022)	(764)
Cash paid for contingent earn-out liabilities	(2,927)	(2,412)	(3,000)
Borrowings under asset based loan facility	100,000	—	47,100
Payments under asset based loan facility	(60,000)	(44,184)	(2,916)
Net cash provided by (used in ) financing activities	78,056	96,947	(10,442)

Effect of foreign currency on cash and cash equivalents	79	23	(46)
Net change in cash and cash equivalents	53,048	97,823	906
Cash and cash equivalents at beginning of year	140,233	42,410	41,504
Cash and cash equivalents at end of year	$193,281	$140,233	$42,410

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

The COVID-19 Pandemic

The COVID-19 pandemic (“Pandemic”) has had a material impact on the Company’s business and operations and those of its customers. In an effort to limit the spread of the virus, federal, state and local governments implemented measures that resulted in the temporary closure of non-essential businesses in many of the markets the Company serves, which has forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. State and local governments began to ease these restrictions in mid-May, however, the severity of indoor and outdoor dining restrictions have varied throughout the year depending on the extent of outbreaks and actions taken by the federal, state and local governments. The duration and extent of restrictions imposed on the Company’s customers by federal, state and local governments is dependent on future developments regarding the Pandemic including new information about the severity of the disease, trends in infection rates, and development of effective medical treatments for the disease, among others. Due to the Pandemic’s adverse impact on our customers’ operations and purchasing behavior, the Company incurred estimated non-cash charges of approximately $15,800 related to incremental bad debt expense and approximately $14,600 related to incremental inventory obsolescence during the fifty-two weeks ended December 25, 2020. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events and, accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests during the first quarter of 2020, as described in Note 9 to these financial statements, the results of which indicated that goodwill or long-lived assets were not impaired.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Adopted in Fiscal 2020

Measurement of Credit Losses on Financial Instruments: In June 2016 and as further amended in November 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance which requires entities to use a forward-looking expected loss model to estimate credit losses. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. The Company adopted this guidance on December 28, 2019. The Company analyzes customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of its allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. The Company also estimates receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Leases: In April 2020, the FASB issued guidance describing approaches entities should follow when accounting for lease concessions negotiated due to the effects of the Pandemic. The Company has negotiated rent deferrals with certain lessors that do not materially modify the amount of consideration due under the original contract terms. Consistent with the guidance, the

Company elected to recognize such rent deferrals as accrued expenses. The Company continues to recognize expense during the deferral period.

Guidance Not Yet Adopted

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued guidance that eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and other simplifications and clarifications. The guidance will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this guidance when effective. Upon adoption, the Company may recognize additional income tax benefits during interim periods in which interim losses exceed full year projections due to provisions in the guidance that remove loss limitation rules.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued guidance that simplifies the accounting models for financial instruments with characteristics of debt and equity. The amendments in the guidance result in fewer instances in which an embedded conversion feature must be accounted for separately from its host contract. This guidance will be effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company expects to adopt this guidance on December 26, 2020. The Company’s existing convertible debt instruments are not bifurcated and as such adoption will have no impact on ts consolidated financial statements.

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

Food Processing Costs

The Company’s food processing costs represent the costs to cut and package products, primarily beef products, for sale to the Company’s customer base. The costs associated with food processing are normally incurred immediately prior to shipment and thus, historically, the Company treated these costs as handling expenses and presented them within operating expenses on its consolidated statements of operations. The Company has also separately disclosed its food processing costs, excluding depreciation expense, in the notes to its annual consolidated financial statements. Upon further consideration and discussions with the SEC, the Company concluded that food processing costs are more fairly presented as cost of sales and such costs should include depreciation expense associated with equipment and facilities used in food processing activities. Accordingly, the Company has reclassified its food processing costs from operating expenses to cost of sales. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company evaluated the impact of the reclassification and determined that the impact was not material to its consolidated financial statements for any prior annual or interim period. See Note 3 “Summary of Significant Accounting Policies” for a full description of the components of costs of sales and food processing costs.

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

The aggregate impact of the above reclassifications on prior periods are as follows:

	Fiscal Years Ended
	December 27, 2019			December 28, 2018
	As Reported	Reclass	As Restated	As Reported	Reclass	As Restated
Net sales	$1,591,834	$—	$1,591,834	$1,444,609	$—	$1,444,609
Cost of sales	1,185,481	19,785	1,205,266	1,077,562	18,131	1,095,693
Gross profit	406,353	(19,785)	386,568	367,047	(18,131)	348,916
Operating expenses	355,585	(355,585)	—	318,289	(318,289)	—
Selling, general and administrative expenses	—	329,542	329,542	—	298,102	298,102
Other operating expenses	—	6,359	6,359	—	2,225	2,225
Operating income	50,768	(101)	50,667	48,758	(169)	48,589
Interest expense	18,264	—	18,264	20,745	—	20,745
Loss on asset disposal	101	(101)	—	169	(169)	—
Income before income taxes	32,403	—	32,403	27,844	—	27,844
Provision for income tax expense	8,210	—	8,210	7,442	—	7,442
Net income	$24,193	$—	$24,193	$20,402	$—	$20,402

Note 3 – Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 20 to 60 days from delivery, although in response to the Pandemic our credit terms have been temporarily tightened to a maximum of 30 days for the majority of our customers. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within selling, general and administrative expenses on the consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The following table presents the Company’s net sales disaggregated by principal product category:

	December 25, 2020		December 27, 2019		December 28, 2018
Center-of-the-Plate	$533,813	48.0%	$711,980	44.7%	$629,038	43.5%
Dry Goods	150,631	13.6%	260,976	16.4%	239,326	16.6%
Pastry	135,913	12.2%	221,041	13.9%	199,990	13.8%
Cheeses and Charcuterie	107,915	9.7%	158,834	10.0%	151,640	10.5%
Produce	80,920	7.3%	17,955	1.1%	13,850	1.0%
Dairy and Eggs	38,172	3.4%	110,740	7.0%	106,768	7.4%
Oils and Vinegars	40,389	3.6%	80,155	5.0%	76,313	5.3%
Kitchen Supplies	23,878	2.2%	30,153	1.9%	27,684	1.9%
Total	$1,111,631	100%	$1,591,834	100%	$1,444,609	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $2,558 and $1,345 as of December 25, 2020 and December 27, 2019, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $174 and $314 as of December 25, 2020 and December 27, 2019, respectively. Refund liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $107 and $194 as of December 25, 2020 and December 27, 2019, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the Company’s consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $18,682, $19,785 and $18,131 for fiscal 2020, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $78,152, $85,620 and $79,143 for fiscal 2020, 2019 and 2018, respectively.

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

Accounts Receivable

Accounts receivable consist of trade receivables from customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a number of specific criteria, such as whether a customer has filed for or been placed into bankruptcy, has had accounts referred to outside parties for collections or has had accounts significantly past due. The allowance also covers short paid invoices the Company deems to be uncollectable as well as a portion of trade accounts receivable balances projected to become uncollectable based upon historic patterns and macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic.

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

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the years ended December 25, 2020, December 27, 2019 and December 28, 2018, the recorded purchase incentives totaled approximately $12,678, $21,769 and $19,731, respectively.

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

Lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding right-of-use (“ROU”) asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is based on the Company’s incremental borrowing rate since the implicit rate in the Company’s leases is not readily determinable.

Operating lease expense is recognized on a straight-line basis over the lease term and presented within selling, general and administrative expenses on the Company’s consolidated statements of operations. Finance lease ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consist of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components (maintenance, taxes and insurance) when measuring lease liabilities for vehicle and equipment leases.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $14,087 at December 25, 2020 and $15,203 at December 27, 2019.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020 (more fully described in Note 9) the results of which indicated no impairment. The Company has not recorded any impairment of long-lived assets in fiscal 2020, 2019 or 2018.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $1,429 and $1,363 of such unamortized costs as of December 25, 2020 and December 27, 2019, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $7,172 and $9,207 of such unamortized costs as of December 25, 2020 and December 27, 2019, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $3,426 for the fiscal year ended December 25, 2020, $2,168 for the fiscal year ended December 27, 2019 and $3,155 for the fiscal year ended December 28, 2018, inclusive of a $1,081 write-off of unamortized deferred financing fees as a result of the Company’s term loan debt repricing.

Business Combinations

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date.

The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred and presented in other operating expenses in the Company’s consolidated results of operations. Results of operations are included in the Company’s financial statements from the date of acquisition.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020 (more fully described in Note 9) the results of which indicated no impairment.

During the fourth quarter of fiscal 2020, the Company recorded a $24,200 impairment charge, $17,545 net of tax, to write-down the value of its Del Monte and Bassian Farms trademarks. See Note 9 for more information. There have been no other events or changes in circumstances during fiscal 2020, 2019 or 2018, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

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

The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed an interim goodwill impairment test as of March 27, 2020 (more fully described in Note 9) the results of which indicated no impairment.

For its annual goodwill impairment test performed during the fourth quarter of fiscal 2020, the Company tested goodwill for impairment using a quantitative analysis. The Company estimated the fair value of its reporting units using an income approach and determined the fair value of its reporting units substantially exceeded their respective carry values. The Company’s income approach incorporates the use of a discounted cash flow methodology that involves many management assumptions that are based upon future growth projections which include estimates for the duration of the Pandemic’s impact on the Company’s customers. Assumptions include estimates of future revenue based upon budget projections and growth rates. The Company develops estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The Company also performed a reconciliation of its market capitalization and the estimate of the aggregate fair value of its reporting units, including consideration of a control premium.

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

There have been no events or changes in circumstances during fiscal 2020, 2019 or 2018, indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $720, $1,268 and $1,097, respectively, for fiscal 2020, 2019 and 2018.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 25, 2020 and December 27, 2019, the Company had valuation allowances of $2,261 and $907, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities include the following:
a)quoted prices for similar assets in active markets;
b)quoted prices for identical or similar assets in inactive markets;
c)inputs other than quoted prices that are observable for the asset; and
d)inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset.

Level 3 - Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Note 4 – Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Net (loss) income per share:
Basic	$(2.46)	$0.82	$0.71
Diluted	$(2.46)	$0.81	$0.70
Weighted average common shares:
Basic	33,716,157	29,532,342	28,703,265
Diluted	33,716,157	30,073,338	29,678,919

Reconciliation of net income per common share:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Numerator:
Net (loss) income	$(82,903)	$24,193	$20,402
Add effect of dilutive securities:
Interest on convertible notes, net of tax	—	207	362
Adjusted net (loss) income	$(82,903)	$24,400	$20,764
Denominator:
Weighted average basic common shares outstanding	33,716,157	29,532,342	28,703,265
Dilutive effect of stock options and unvested common shares	—	211,050	270,520
Dilutive effect of convertible notes	—	329,946	705,134
Weighted average diluted common shares outstanding	33,716,157	30,073,338	29,678,919

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Restricted share awards	505,568	132,861	42
Stock options	115,639	—	—
Convertible notes	3,484,788	76,384	—

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. The Pandemic’s impact on the Company’s revenue growth and profitability resulted in a significant reduction in the fair value of its contingent earn-out liabilities. The Company the value of Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses on the Company’s consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Del Monte	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 28, 2018	$—	$3,649	$—	$—	$1,441	$5,090
Acquisition value	—	—	7,450	—	479	7,929
Cash payments	(200)	(3,000)	—	—	(1,000)	(4,200)
Changes in fair value	200	3,895	507	—	1,277	5,879
Balance December 27, 2019	—	4,544	7,957	—	2,197	14,698
Acquisition value	—	—	—	2,081	1,383	3,464
Cash payments	—	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	—	(4,544)	(4,631)	(1,570)	(734)	(11,479)
Balance December 25, 2020	$—	$—	$1,076	$511	$1,169	$2,756

In May 2019, the Company fully settled its Del Monte earn-out liability for $200. The long-term portion of contingent earn-out liabilities was $2,556 and $7,957 as of December 25, 2020 and December 27, 2019, respectively, and are reflected as other liabilities and deferred credits on the Company’s consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

 The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of December 25, 2020 and December 27, 2019 as these instruments had variable interest rates that reflected current market rates available to the Company.

The following table presents the carrying value and fair value of the Company’s convertible notes (more fully described in Note 10). In estimating the fair value of its convertible notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion options. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimates.

	December 25, 2020		December 27, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$150,000	$163,204	$150,000	$165,000
Convertible Unsecured Note	$4,000	$4,290	$4,000	$4,282

Note 6 – Acquisitions

Sid Wainer

On January 27, 2020, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets, including certain real-estate assets, of Sid Wainer & Son (“Sid Wainer”), a specialty food and produce distributor in New England. The final purchase price was approximately $44,081, consisting of $46,450 paid in cash at closing, partially offset by a $2,369 net working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $4,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $511 and $2,081 as of December 25, 2020 and January 27, 2020, respectively.

Trademarks were valued at fair value using Level 3 inputs and are being amortized over 15 years. Goodwill for the Sid Wainer acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty food and produce distributor to leverage the Company’s existing products in the markets served by Sid Wainer, to supply Sid Wainer’s produce offerings to the Company’s metro New York market and any intangible assets that do not qualify for separate recognition. The Company reflected net sales of $89,638 and an operating loss of $9,598 for the fifty-two weeks ended December 25, 2020 in its consolidated statement of operations related to the Sid Wainer acquisition.

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

	Fiscal Years Ended
	December 25, 2020	December 27, 2019
Net sales	$1,124,409	$1,814,304
(Loss) income before income taxes	$(124,611)	$34,445

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

Customer relationships, non-compete agreements and trademarks are valued at fair value using Level 3 inputs and are being amortized over 15, 5 and 10 years, respectively. Goodwill for the Bassian acquisition is being amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established center-of-the-plate distributor to grow the Company's center-of-the-plate product category in the West Coast region, as well as any intangible assets that do not qualify for separate recognition.
The table below sets forth the purchase price allocation of these and other acquisitions:

	Sid Wainer	Bassian	Other Acquisitions
Current assets	$22,960	$6,657	$6,795
Customer relationships	—	15,530	6,638
Trademarks	3,500	4,610	700
Non-compete agreements	—	1,000	—
Goodwill	11,571	13,065	5,892
Fixed assets	19,425	856	308
Other assets	—	10	—
Right-of-use assets	8,259	—	1,019
Lease liabilities	(8,259)	—	(1,019)
Current liabilities	(11,294)	(2,501)	(1,300)
Earn-out liability	(2,081)	(7,450)	(1,383)
Other long-term liabilities	—	—	(499)
Total consideration	$44,081	$31,777	$17,151

The Company recognized professional fees of $435 and $235 in other operating expenses related to acquisitions in fiscal 2020 and 2019, respectively. During the years ended December 25, 2020 and December 27, 2019, the Company also paid approximately $16,851 and $300, respectively, on other strategic acquisitions.

Note 7 – Inventories

Inventories consist primarily of finished product. Our entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence totaling $9,013 and $1,937 at December 25, 2020 and December 27, 2019, respectively.

Note 8 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of December 25, 2020 and December 27, 2019 consisted of the following:

	Useful Lives	December 25, 2020	December 27, 2019
Land	Indefinite	$5,020	$1,170
Buildings	20 years	15,685	1,360
Machinery and equipment	5 - 10 years	24,900	21,718
Computers, data processing and other equipment	3 - 7 years	14,207	12,686
Software	3 - 7 years	33,063	29,305
Leasehold improvements	1- 40 years	68,747	70,903
Furniture and fixtures	7 years	3,412	3,309
Vehicles	5 - 7 years	21,873	6,410
Other	7 years	88	95
Construction-in-process		8,115	9,200
		195,110	156,156
Less: accumulated depreciation and amortization		(79,662)	(63,310)
Equipment, leasehold improvements and software, net		$115,448	$92,846

Construction-in-process at December 25, 2020 and at December 27, 2019 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system. The rollout of its ERP system will continue through fiscal 2021. The net book value of equipment financed under finance leases at December 25, 2020 and December 27, 2019 was $14,705 and $3,905, respectively. No interest expense was capitalized during the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018.

The components of depreciation and amortization expense were as follows:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Depreciation expense	$14,984	$9,535	$7,142
Software amortization	$4,790	$3,793	$3,154

Note 9 – Goodwill and Other Intangible Assets

The Pandemic has had a material impact on the Company’s customers. In an effort to limit the spread of the virus, federal, state and local governments implemented measures that resulted in the temporary closure of non-essential businesses in many of the markets the Company serves, which forced its customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations. Beginning in mid-March, these actions led to a significant decrease in demand for the Company’s products. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed interim goodwill and long-lived asset quantitative impairment tests as of March 27, 2020.

Interim Goodwill Impairment Test

The Company estimated the fair value of its reporting units using an income approach that incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections which include estimates of the Pandemic’s impact on our business. Assumptions include estimates of future revenues, growth rates which include estimates for the duration of the Pandemic’s impact on the Company’s customers, estimates of future levels of gross profit and operating profit, projected capital expenditures and discount rates based upon industry and competitor analyses. On the basis of these assumptions, the Company determined that the fair values of its reporting units exceeded the net carry values of their assets and liabilities. As such, goodwill was not impaired as of March 27, 2020.

Interim Long-lived Impairment Test

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

During the fourth quarter of fiscal 2020, the Company performed its annual goodwill impairment test, the results of which indicated that fair values of its reporting units exceeded their respective net carry values and as such goodwill was not impaired.

Also during the fourth quarter of fiscal 2020, the Company committed to a plan to shift its brand strategy to leverage its Allen Brothers brand in its west coast region and determined its Del Monte, Ports Seafood and Bassian Farms trademarks did not fit the Company’s long-term strategic objectives. This brand transition is planned to begin in the second quarter of fiscal 2021. The Company assessed these trademarks for impairment and used the relief of royalty method to determine fair value. Significant assumptions used include future sales forecasts, royalty rates and discount rates. As a result of the assessment, the Company recorded a $24,200 impairment charge, $17,545 net of tax, to write-down the value of its Del Monte and Bassian Farms trademarks. There were no other triggering events during fiscal 2020 that would require the Company to test the recoverability of its long-lived assets.

The impacts of the Pandemic on the Company’s business are uncertain and will depend on future developments, and as such, it is possible that another triggering event could occur that under certain circumstances could cause the Company to recognize an impairment charge in the future.

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 28, 2018	$184,280
Acquisitions	13,424
Foreign currency translation	39
Carrying amount as of December 27, 2019	197,743
Acquisitions	17,104
Foreign currency translation	17
Carrying amount as of December 25, 2020	$214,864

Other intangible assets as of December 25, 2020 and December 27, 2019 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 25, 2020
Customer relationships	128 months	$141,679	$(55,135)	$86,544
Non-compete agreements	37 months	8,579	(7,752)	827
Trademarks	209 months	44,520	(20,174)	24,346
Total		$194,778	$(83,061)	$111,717
December 27, 2019
Customer relationships	134 months	$135,226	$(45,454)	$89,772
Non-compete agreements	49 months	8,579	(7,479)	1,100
Trademarks	193 months	64,505	(16,626)	47,879
Total		$208,310	$(69,559)	$138,751

Amortization expense for other intangibles was $13,502, $12,663 and $11,910 for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, respectively.

As of December 25, 2020, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2021	$12,163
2022	10,901
2023	9,872
2024	9,528
2025	9,369
Thereafter	59,884
Total	$111,717

Note 10 – Debt Obligations

Debt obligations as of December 25, 2020 and December 27, 2019 consisted of the following:

	December 25, 2020	December 27, 2019
Senior secured term loan	$201,553	$238,129
Convertible senior notes	150,000	150,000
Asset-based loan facility	40,000	—
Finance lease and other financing obligations	15,798	3,905
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue discount	(7,172)	(9,207)
Total debt obligations	404,179	386,827
Less: current installments	(6,095)	(721)
Total debt obligations excluding current installments	$398,084	$386,106

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 25, 2020 are as follows:

2021	$1,712
2022	72,878
2023	5,712
2024	151,712
2025	163,539
Thereafter	—
Total	$395,553

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

On July 6, 2018, the Company made a $47,100 prepayment and was no longer required to make quarterly amortization payments on the Term Loans. On November 16, 2018, the Company completed a repricing of the Term Loan Facility to reduce the Applicable Rate from 400 basis points to 350 basis points over LIBOR. In connection with the repricing, the Company paid debt financing costs of $626 which were capitalized as deferred financing charges. The Company wrote off unamortized deferred financing fees of $1,081 as a result of this repricing.

On June 8, 2020, the Company entered into a sixth amendment (the “Sixth Amendment”) to its Term Loan Credit Agreement. Upon the consent of the lenders, the Sixth Amendment converted a portion of the term loans then outstanding of $238,129 (the “Term Loans”) into a new tranche of term loans (the “2025 Tranche”) which among other things extended the maturity date by three years and increased the fixed-rate portion of interest charged by 200 basis points. The portion of the Term Loans that did not convert (the “2022 Tranche”) retained the maturity date and interest rate in effect prior to the Sixth Amendment. The Company made a prepayment of $35,719 on the 2025 Tranche immediately after it was established.
The following table summarizes the key terms of the Term Loans as of December 25, 2020:

Term Loans	Principal Outstanding	Interest Rate	Maturity Date	Scheduled Principal Payments
2022 Tranche	$31,166	LIBOR + 3.5%	June 22, 2022	none
2025 Tranche	$170,387	LIBOR + 5.5%	June 22, 2025	0.25% per quarter

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

The Sixth Amendment introduced a minimum liquidity covenant which requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $248,852 as of December 25, 2020.

The interest charged on the Term Loans, will be equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the Term Loan Credit Agreement) or LIBOR for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company. The weighted average interest rate on the Term Loans at December 25, 2020 was 5.3%.

The Term Loan Facility contains affirmative covenants, negative covenants and events of default customary for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. As of December 25, 2020, the Company was in compliance with all debt covenants under the Term Loan Credit Agreement.

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

The interest rate charged on borrowing under the ABL is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or LIBOR (except for swingline loans) for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments. The interest rate on the ABL at December 25, 2020 was 1.9%.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL falls below $10,000 or 10% of the borrowing base.

As of December 25, 2020, the Company was in compliance with all debt covenants and the Company had reserved $20,141 of the ABL for the issuance of letters of credit. As of December 25, 2020, funds totaling $50,282 were available for borrowing under the ABL.

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

Conversion of Convertible Subordinated Notes

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 2,600,000 shares available for grant. As of December 25, 2020, there were 1,562,724 shares available for grant.

Stock compensation expense was $9,292, $4,399 and $4,094 for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, respectively. The related tax benefit for stock-based compensation was $133, $883 and $864 for the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, respectively.

The following table reflects the activity of RSAs during the fiscal year ended December 25, 2020:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2019	286,917	$29.94	426,740	$26.01	26,952	$30.16
Granted	799,371	13.91	187,806	30.85	30,318	27.70
Vested	(167,883)	27.88	(144,556)	20.36	—	—
Forfeited	(17,087)	28.73	(469,990)	30.35	(30,318)	27.70
Unvested at December 25, 2020	901,318	$16.14	—	$—	26,952	$30.16

The fair value of RSAs vested during the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, was $8,109, $3,742 and $2,936, respectively.

These awards are a mix of time-, market- and performance-based grants awarded to key employees and non-employee directors that generally vest over a range of periods up to four-years. The market- and performance-based RSAs generally cliff vest, if at all, after the conclusion of a three-year performance period and vesting is subject to the award recipient’s continued service to the Company as of the vesting date. The number of performance-based RSAs that ultimately vest is based on the Company’s attainment of certain profitability and return on invested capital targets.

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

During the fourth quarter of fiscal 2020, the Company modified its 2018 performance-awards and certain 2018 time-based awards such that they vested on December 17, 2020. The modifications affected seventeen employees and resulted in incremental stock compensation expense of $1,999. Concurrent with these modifications, the Company also cancelled its 2020 and 2019 performance-based awards and its 2020 market-based equity awards.

At December 25, 2020, the total unrecognized compensation cost for the Company’s unvested RSAs was $9,523 to be recognized over a weighted-average period of approximately 1.9 years. Of this total, $9,180 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 1.9 years and $343 related to RSAs with performance- or market-based vesting provisions to be recognized over a weighted average period of 1.5 years.

The following table summarizes stock option activity during the fiscal year ended December 25, 2020:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 27, 2019	115,639	$20.23	$2,051	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding December 25, 2020	115,639	$20.23	$423	5.2
Exercisable at December 25, 2020	115,639	20.23	$423	5.2

The Company issues new shares upon the exercise of stock options. The Company recognized expense of zero, $114 and $601 on stock options during the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018, respectively. These awards fully vested during fiscal 2019. No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 12 – Leases

 The components of net lease cost for the fiscal year ended December 25, 2020 and December 27, 2019 were as follows:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019
Operating lease cost	$27,521	$27,415
Finance lease cost:
Amortization of right-of-use asset	4,166	308
Interest expense on lease liabilities	552	96
Total finance lease cost	$4,718	$404
Short-term lease cost	2,475	2,143
Variable lease cost	1,990	2,707
Sublease income	(96)	(514)
Total lease cost, net	$36,608	$32,155

Total rent expense for operating leases for the fiscal years ended December 28, 2018 was $29,202. Total depreciation expense for finance leases for the fiscal years ended December 28, 2018 was $52.

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 25, 2020 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2021	$499	$14,118	$9,925	$24,542	$4,905
2022	509	13,518	8,160	22,187	3,814
2023	387	12,462	5,751	18,600	2,942
2024	—	11,418	2,190	13,608	2,411
2025	—	10,457	1,039	11,496	1,880
Thereafter	—	87,307	—	87,307	1,307
Total	$1,395	$149,280	$27,065	$177,740	$17,259
Less interest				(51,440)	(1,461)
Present value				$126,300	$15,798

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 25, 2020	December 27, 2019
Short-term finance lease liabilities	Current portion of long-term debt	$4,383	$721
Long-term finance lease liabilities	Long-term debt, net of current portion	$11,415	$3,184

At December 25, 2020, the weighted-average lease term for operating and finance leases was 10.3 years and 4.5 years, respectively. At December 25, 2020, the weighted-average discount rate for operating and finance leases was 6.3% and 3.7%, respectively.

As of December 25, 2020, the Company is contractually obligated to make payments of approximately $30,174, related to a distribution facility that has not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with this lease.

Note 13 – Income Taxes

In response to the Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The legislation provides temporary changes to the extent to which companies can carryback net operating losses, changes to interest expense deduction limitations, raised the corporate charitable contribution deduction limitation to 25% of taxable income and other tax relief provisions. In December 2020 the Consolidated Appropriations Act, 2021, was signed into law, however, its provisions did not have a material impact on the Company.

The Company’s effective income tax rate was 32.9% and 25.3% for the fifty-two weeks ended December 25, 2020 and December 27, 2019, respectively. The higher effective tax rate in the current fiscal year is primarily related to the Company’s current net loss forecast for fiscal 2020 which, under the CARES Act, allows the Company to claim Federal tax refunds against prior year taxes paid, including taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%. The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $21,250 as of December 25, 2020 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

The provision for income taxes consists of the following:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Current income tax (benefit) expense:
Federal	$(21,877)	$4,003	$2,945
State	(408)	2,144	1,943
Total current income tax (benefit) expense	(22,285)	6,147	4,888
Deferred income tax (benefit) expense:
Federal	(10,740)	1,617	2,363
Foreign	50	17	(472)
State	(7,728)	429	663
Total deferred income tax (benefit) expense	(18,418)	2,063	2,554
Total income tax (benefit) expense	$(40,703)	$8,210	$7,442

Income tax (benefit) expense differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Statutory U.S. Federal tax	$(25,957)	$6,805	$5,847
Differences due to:
State and local taxes, net of federal benefit	(6,414)	2,078	1,906
Change in valuation allowance	1,354	95	523
Changes in tax rates	24	(95)	(432)
Federal NOL rate differential	(5,212)	—	—
Stock compensation	(102)	(676)	(197)
Other	(4,396)	3	(205)
Income tax (benefit) expense	$(40,703)	$8,210	$7,442

Deferred tax assets and liabilities at December 25, 2020 and December 27, 2019 consist of the following:

	December 25, 2020	December 27, 2019
Deferred tax assets:
Receivables and inventory	$10,944	$4,468
Self-insurance reserves	2,210	1,957
Net operating loss carryforwards	15,413	1,393
Debt discount and interest	3,093	—
Stock compensation	1,686	1,894
Charitable contribution carryforward	3,166	368
Operating lease liabilities	34,460	37,740
Other	1,307	414
Total deferred tax assets	72,279	48,234
Deferred tax liabilities:
Property & equipment	(11,289)	(5,218)
Goodwill and intangible assets	(17,709)	(15,192)
Prepaid expenses and other	(2,071)	(2,905)
Operating lease right-of-use assets	(31,414)	(34,895)
Total deferred tax liabilities	(62,483)	(58,210)
Valuation allowance	(2,261)	(907)
Total net deferred tax asset (liability)	$7,535	$(10,883)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2017 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2020. For state tax purposes, the 2016 through 2020 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

The Company considered all available positive and negative evidence to determine if based on the weight of such evidence, a valuation allowance is needed. At December 25, 2020, the Company had a valuation allowance of $2,261, which consisted of $892 and $1,369 against foreign and certain state net operating loss carryforwards, respectively, as they are not expected to be fully realizable in the future. Despite the loss for the year ended December 25, 2020 as a direct impact of the Pandemic, the Company considered the substantial amount of taxable income available in carryback years under applicable tax law, strong history of earnings, no history of tax attributes expiring before utilization, reversing taxable temporary differences scheduled to reverse within the reversal period of the respective deferred tax assets, the long term and indefinite nature of tax attributes on hand, and forecasts of future taxable income in determining a valuation allowance is not needed on the remaining deferred tax assets. However, the impacts of the Pandemic on the Company’s business are uncertain and will depend on future developments, and as such, it is possible that under certain circumstances the Company may be required to recognize a valuation allowance in the future.
The Company’s Canada net operating loss carryforward of $1,139 expires at various dates between fiscal 2038 and 2040. The Company’s state net operating loss carryforwards of $7,082 expire at various dates, the earliest of which expire in fiscal 2023 while others are indefinite-lived. The Company’s federal net operating loss carry forward of $7,192 is indefinite-lived and its charitable contributions carry forward expires in fiscal 2025.

The Company’s foreign subsidiaries had operating (loss) income before income taxes as follows:

	Fiscal Year Ended
	December 25, 2020	December 27, 2019	December 28, 2018
Foreign subsidiaries operating (loss) income before income taxes	$(4,231)	$18	$(3,223)

The Company is permanently reinvesting the earnings of it’s foreign operations which are disregarded for US tax purposes. In addition, the US tax consequences and foreign withholding taxes on any future remittances are immaterial.

As of December 25, 2020 and December 27, 2019, the Company did not have any material uncertain tax positions.

Note 14 – Supplemental Disclosures of Cash Flow Information

	December 25, 2020	December 27, 2019	December 28, 2018
Cash paid for income taxes, net of cash received	$308	$6,046	$4,825
Cash paid for interest	$18,182	$16,271	$16,955
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,090	$25,302	$—
Operating cash flows from finance leases	$3,856	$96	$—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$7,201	$155,027	$—
Finance leases	$16,063	$4,183	$—
Non-cash investing and financing activities:
Conversion of subordinated notes and accrued interest into common stock	$—	$—	$37,015
Contingent earn-out liabilities for acquisitions	$3,464	$7,929	$1,414
Convertible notes issued for acquisitions	$—	$4,000	$—

Note 15 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to eligible employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six of the employee’s annual salary, capped at $2.5 per employee per year. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. As a result of the Pandemic, the Company’s matching contributions were temporarily suspended as of March 31, 2020. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $720, $1,268 and $1,097, respectively, for fiscal 2020, 2019 and 2018.

Note 16 – Related Parties

The Company follows the guidance in ASC 850, “Related Party Disclosure”, which requires the disclosure of material related party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business.

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $488 for fiscal 2020, $433 for fiscal 2019 and $533 for fiscal 2018. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

The Company purchases products from ConAgra Foods, Inc. of which Steve Goldstone, a Director of the Company, was a member of the board of directors through September 20, 2018. The Company purchased approximately $662 worth of products from ConAgra Foods, Inc. through September 20, 2018 of fiscal 2018.

John DeBenedetti was a prior owner of Del Monte and served on the Company’s board of directors through April 20, 2018 at which point he ceased to be a related party. John DeBenedetti, indirectly through TJ Investments, LLC, owned an 8.33% ownership interest in Old World Provisions, which supplied products to the Company after the Del Monte acquisition. The Company purchased approximately $474 of products from Old World Provisions during the sixteen weeks ended April 20, 2018. Mr. J. DeBenedetti was not involved in the day-to-day management of Old World Provisions.

Note 17 – Commitments and Contingencies

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $1,684 and $1,220 at December 25, 2020 and December 27, 2019, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $3,450 and $2,818 at December 25, 2020 and December 27, 2019, respectively. Self-insurance reserves for workers’ compensation totaled $7,696 and $7,082 at

December 25, 2020 and December 27, 2019, respectively.

Workforce

As of December 25, 2020, approximately 7% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2021 and 2025. Approximately 2% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2021.

Note 18 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 25, 2020, December 27, 2019 and December 28, 2018:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 25, 2020	$8,846	$21,372	$(6,191)	$24,027
December 27, 2019	7,460	4,981	(3,595)	8,846
December 28, 2018	8,026	3,790	(4,356)	7,460

Allowance for deferred tax assets
December 25, 2020	$907	$1,354	$—	$2,261
December 27, 2019	812	95	—	907
December 28, 2018	289	523	—	812

Note 19 – Quarterly Results (unaudited)

The quarterly results of the Company for the fiscal years ended December 25, 2020 and December 27, 2019, including the impacts of the reclassifications described in Note 2, are as follows:

	Fiscal 2020 (1)
	Q1 (2)	Q2	Q3	Q4 (3)
Net sales	$375,431	$200,496	$254,030	$281,674
Gross profit	85,488	43,426	60,362	58,875
Operating loss	(17,058)	(25,409)	(11,925)	(48,268)
Loss before income taxes	(22,182)	(31,181)	(16,631)	(53,612)
Net loss	(14,085)	(20,334)	(11,427)	(37,057)
Basic net loss per share	(0.48)	(0.62)	(0.31)	(1.02)
Diluted net loss per share	(0.48)	(0.62)	(0.31)	(1.02)

	Fiscal 2019
	Q1	Q2	Q3	Q4
Net sales	$357,027	$411,420	$396,880	$426,507
Gross profit	85,471	101,677	96,994	102,426
Operating profit	6,116	15,530	10,624	18,397
Income before income taxes	1,565	10,685	6,107	14,046
Net income	1,134	7,746	4,425	10,888
Basic net income per share	0.04	0.26	0.15	0.37
Diluted net income per share	0.04	0.26	0.15	0.36
(1)The Company’s results for fiscal 2020 were materially adversely impacted due to the Pandemic.
(2)The Company began reflecting the results of the Sid Wainer acquisition in the first quarter of 2020.
(3)Includes $24,200 intangible asset impairment charge.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 25, 2020.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 25, 2020.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, LLP, an independent registered public accounting firm, as indicated in the report appearing on page 48 of this Form 10-K. BDO USA, LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on Internal Control over Financial Reporting
We have audited, The Chefs’ Warehouse, Inc. (the “Company’s”) internal control over financial reporting as of December 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2020, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 25, 2020 and December 27, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

Stamford, CT
February 23, 2021

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 14, 2021, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 14, 2021, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 14, 2021, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 25, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	115,639	$20.23	1,447,085
Plans not approved by stockholders	—	—	—
Total	115,639	$20.23	1,447,085

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 14, 2021, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on May 14, 2021, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:
1.Financial Statements – See Index to the Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules - Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
3.Exhibits – The exhibits listed in the accompanying Index of Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

3.3
Certificate of Designation of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations and Restrictions of the Series A Preferred Stock of The Chefs’ Warehouse, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 23, 2020).

4.0	Description of Securities (incorporated by reference to Exhibit 4.0 to the Company's From 10-K filed on February 24, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

4.2
Indenture, dated as of November 22, 2019, between The Chefs’ Warehouse, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 22, 2019).

4.3	Form of 1.875% Convertible Senior Note due 2024 (included as an exhibit to Exhibit 4.2)

4.4
Rights Agreement, dated as of March 22, 2020, between The Chefs’ Warehouse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2020).

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

10.10*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.11*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 6, 2020).

10.12	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed on March 10, 2017).

10.13*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

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

10.21	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.22	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.23	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.24	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.25	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.26
Sixth Amendment to Credit Agreement, dated June 8, 2020, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as borrowers, The Chefs’ Warehouse, Inc., certain other subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2020).

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

10.28	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.29*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.30
Separation and Release of Claims Agreement, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and John Austin (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.31*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.32
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

10.33*
Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.34*†	The Chefs’ Warehouse, Inc. 2019 Cash Incentive Plan.

10.35*	The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 30, 2019).

10.36*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.37*
Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2019).

10.38*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

10.39	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

10.40	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.41*†	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan.

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed on February 24, 2020).

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2021.

THE CHEFS’ WAREHOUSE, INC.

February 23, 2021	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 23, 2021
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 23, 2021
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 23, 2021
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 23, 2021
John Pappas

/s/ Alan Guarino	Director	February 23, 2021
Alan Guarino

/s/ Dominick C. Cerbone	Director	February 23, 2021
Dominick C. Cerbone

/s/ Joseph Cugine	Director	February 23, 2021
Joseph Cugine

/s/ Stephen Hanson	Director	February 23, 2021
Stephen Hanson

/s/ Katherine Oliver	Director	February 23, 2021
Katherine Oliver

/s/ Steven F. Goldstone	Director	February 23, 2021
Steven F. Goldstone

/s/ Ivy Brown	Director	February 23, 2021
Ivy Brown

/s/ Aylwin Lewis	Director	February 23, 2021
Aylwin Lewis