Form 10-Q
period 2021-03-26
Chefs' Warehouse, Inc.
filed 2021-04-28
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 26, 2021: 37,901,560

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; interest charged on our outstanding debt may be adversely affected by changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate; our business operations and future development could be significantly disrupted if we lose key members of our management team; and significant public health epidemics or pandemics, including the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 26, 2021 (unaudited)	December 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$175,000	$193,281
Accounts receivable, net of allowance of $22,379 in 2021 and $24,027 in 2020	99,459	96,383
Inventories, net	91,814	82,519
Prepaid expenses and other current assets	32,631	33,479
Total current assets	398,904	405,662
Equipment, leasehold improvements and software, net	113,450	115,448
Operating lease right-of-use assets	110,726	115,224
Goodwill	214,888	214,864
Intangible assets, net	108,219	111,717
Deferred taxes, net	12,560	7,535
Other assets	3,835	3,875
Total assets	$962,582	$974,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,461	$57,515
Accrued liabilities	26,829	27,924
Short-term operating lease liabilities	16,898	17,167
Accrued compensation	10,603	9,401
Current portion of long-term debt	6,043	6,095
Total current liabilities	129,834	118,102
Long-term debt, net of current portion	396,489	398,084
Operating lease liabilities	105,016	109,133
Other liabilities and deferred credits	3,227	4,416
Total liabilities	634,566	629,735
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 26, 2021 and December 25, 2020	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,909,695 and 37,274,768 shares issued and outstanding at March 26, 2021 and December 25, 2020, respectively	379	373
Additional paid in capital	304,994	303,734
Accumulated other comprehensive loss	(1,970)	(2,051)
Retained earnings	24,613	42,534
Total stockholders’ equity	328,016	344,590
Total liabilities and stockholders’ equity	$962,582	$974,325

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Net sales	$280,217	$375,431
Cost of sales	221,270	289,943
Gross profit	58,947	85,488
Selling, general and administrative expenses	80,245	108,882
Other operating (income) expenses, net	(1,170)	(6,336)
Operating loss	(20,128)	(17,058)
Interest expense	4,763	5,124
Loss before income taxes	(24,891)	(22,182)
Provision for income tax benefit	(6,970)	(8,097)
Net loss	$(17,921)	$(14,085)
Other comprehensive income (loss):
Foreign currency translation adjustments	81	(378)
Comprehensive loss	$(17,840)	$(14,463)
Net loss per share:
Basic	$(0.49)	$(0.48)
Diluted	$(0.49)	$(0.48)
Weighted average common shares outstanding:
Basic	36,401,748	29,621,433
Diluted	36,401,748	29,621,433

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016

Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Cash flows from operating activities:
Net loss	$(17,921)	$(14,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,107	4,762
Amortization of intangible assets	3,539	3,298
Provision for allowance for doubtful accounts	(451)	18,431
Non-cash operating lease expense	109	244
Benefit for deferred income taxes	(5,025)	(1,900)
Amortization of deferred financing fees	864	762
Stock compensation	2,458	851
Change in fair value of contingent earn-out liabilities	(1,308)	(6,812)
Loss on asset disposal	5	42
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,585)	33,141
Inventories	(9,357)	2,501
Prepaid expenses and other current assets	850	(8,855)
Accounts payable, accrued liabilities and accrued compensation	12,026	(14,311)
Other assets and liabilities	26	3,916
Net cash (used in) provided by operating activities	(11,663)	21,985

Cash flows from investing activities:
Capital expenditures	(2,896)	(3,093)
Cash paid for acquisitions, net of cash received	—	(63,450)
Net cash used in investing activities	(2,896)	(66,543)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(32,834)	(687)
Proceeds from debt issuance	51,750	—
Payment of deferred financing fees	(1,450)	—
Surrender of shares to pay withholding taxes	(1,192)	(838)
Cash paid for contingent earn-out liability	—	(500)
Borrowings under asset-based loan facility	—	100,000
Payments under asset based loan facility	(20,000)	—
Net cash (used in) provided by financing activities	(3,726)	97,975

Effect of foreign currency on cash and cash equivalents	4	(133)
Net change in cash and cash equivalents	(18,281)	53,284
Cash and cash equivalents-beginning of period	193,281	140,233
Cash and cash equivalents-end of period	$175,000	$193,517

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

The COVID-19 Pandemic

The Company’s customers continued to be adversely impacted by the COVID-19 pandemic (the “Pandemic”) during the quarter ended March 26, 2021 which is the primary driver of a $104,975 decline in the Company’s organic sales compared to the prior year quarter. The Pandemic’s impact on the Company’s net sales was the most significant at the inception of the Pandemic in the United States and Canada during the second quarter of 2020. The future impact of the Pandemic on our business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity of the disease, the extent of the outbreak, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, and future consumer spending behavior, among others.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2020 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2021.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2021, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the Pandemic and other factors, the results of operations for the thirteen weeks ended weeks ended March 26, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Guidance Adopted in Fiscal 2021

Simplifying the Accounting for Income Taxes: In December 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance that eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and other simplifications and clarifications. As a result of the new guidance, the Company may recognize additional income tax benefits during interim periods in which interim losses exceed full year projections due to provisions in the guidance that remove loss limitation rules. This guidance was adopted on December 26, 2020 and adoption had an immaterial impact on the Company’s consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued guidance that simplifies the accounting models for financial instruments with characteristics of debt and equity. The amendments in the guidance result in fewer instances in which an embedded conversion feature must be accounted for separately from its host contract. This guidance will be effective for fiscal years beginning after December 15, 2021. This guidance was adopted on December 26, 2020 and adoption did not impact the Company’s consolidated financial statements.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 26, 2021		March 27, 2020
Center-of-the-Plate	$139,880	49.9%	$163,820	43.6%
Dry Goods	37,749	13.5%	57,886	15.4%
Pastry	40,978	14.6%	49,261	13.1%
Cheese and Charcuterie	23,125	8.3%	35,073	9.3%
Produce	20,535	7.3%	24,020	6.4%
Dairy and Eggs	2,297	0.8%	22,146	5.9%
Oils and Vinegars	9,567	3.4%	16,159	4.3%
Kitchen Supplies	6,086	2.2%	7,066	2.0%
Total	$280,217	100%	$375,431	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $5,396 and $5,413 for the thirteen weeks ended March 26, 2021 and March 27, 2020, respectively.

Note 3 – Net Loss per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Net loss per share:
Basic	$(0.49)	$(0.48)
Diluted	$(0.49)	$(0.48)
Weighted average common shares:
Basic	36,401,748	29,621,433
Diluted	36,401,748	29,621,433

Reconciliation of net loss per common share:

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Numerator:
Net loss	$(17,921)	$(14,085)
Denominator:
Weighted average basic common shares outstanding	36,401,748	29,621,433
Weighted average diluted common shares outstanding	36,401,748	29,621,433

Potentially dilutive securities that have been excluded from the calculation of diluted net loss per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Restricted share awards (“RSAs”)	779,968	75,779
Stock options	115,639	39,075
Convertible notes	3,795,570	3,484,788

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $1,248 and $2,556 as of March 26, 2021 and December 25, 2020, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating (income)expenses, net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	(4,544)	(4,631)	(1,570)	(734)	(11,479)
Balance December 25, 2020	$—	$1,076	$511	$1,169	$2,756
Changes in fair value	—	4	(511)	(801)	(1,308)
Balance March 26, 2021	$—	$1,080	$—	$368	$1,448

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

	March 26, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$238,661	$150,000	$163,204
Convertible Unsecured Note	$4,000	$4,687	$4,000	$4,290

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $8,755 and $9,013 at March 26, 2021 and December 25, 2020, respectively.

Note 6 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of March 26, 2021 and December 25, 2020 consisted of the following:

	Useful Lives	March 26, 2021	December 25, 2020
Land	Indefinite	$5,020	$5,020
Buildings	20 years	15,685	15,685
Machinery and equipment	5 - 10 years	25,116	24,900
Computers, data processing and other equipment	3 - 7 years	14,328	14,207
Software	3 - 7 years	41,273	33,063
Leasehold improvements	1 - 40 years	68,855	68,747
Furniture and fixtures	7 years	3,418	3,412
Vehicles	5 - 7 years	21,926	21,873
Other	7 years	88	88
Construction-in-process		2,435	8,115
		198,144	195,110
Less: accumulated depreciation and amortization		(84,694)	(79,662)
Equipment, leasehold improvements and software, net		$113,450	$115,448

Construction-in-process at March 26, 2021 related primarily to the build-out of the Company’s Los Angeles distribution facility. Construction-in-process at December 25, 2020 related primarily to the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at March 26, 2021 and December 25, 2020 was $15,592 and $14,705, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Depreciation expense	$3,935	$3,568
Software amortization	$1,172	$1,194
	$5,107	$4,762

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2020	$214,864
Foreign currency translation	24
Carrying amount as of March 26, 2021	$214,888

Other intangible assets consist of customer relationships being amortized over a period ranging from four to twenty years, trademarks being amortized over a period of one to forty years, and non-compete agreements being amortized over a period of two to six years.

Other intangible assets as of March 26, 2021 and December 25, 2020 consisted of the following:

March 26, 2021	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$141,701	$(57,616)	$84,085
Non-compete agreements	8,579	(7,818)	761
Trademarks	44,539	(21,166)	23,373
Total	$194,819	$(86,600)	$108,219

December 25, 2020
Customer relationships	$141,679	$(55,135)	$86,544
Non-compete agreements	8,579	(7,752)	827
Trademarks	44,520	(20,174)	24,346
Total	$194,778	$(83,061)	$111,717

Amortization expense for other intangibles was $3,539 and $3,298 for the thirteen weeks ended March 26, 2021 and March 27, 2020, respectively. Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 24, 2021 and each of the next four fiscal years and thereafter is as follows:

2021	$9,254
2022	11,555
2023	10,525
2024	9,921
2025	9,488
Thereafter	57,476
Total	$108,219

Note 8 – Debt Obligations

Debt obligations as of March 26, 2021 and December 25, 2020 consisted of the following:

	March 26, 2021	December 25, 2020
Senior secured term loans	$169,959	$201,553
Convertible senior notes	200,000	150,000
Asset-based loan facility	20,000	40,000
Finance lease and other financing obligations	16,434	15,798
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(7,861)	(7,172)
Total debt obligations	402,532	404,179
Less: current installments	(6,043)	(6,095)
Total debt obligations excluding current installments	$396,489	$398,084

On March 1, 2021, the Company issued $50,000 aggregate principal amount of 1.875% Convertible Senior Notes at a premium which were offered as an additional issuance and under the same terms of the Company’s $150,000 Convertible Senior Notes due 2024 initially issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the Company's 2022 tranche of senior secured term loans of $31,166 and repay a portion of borrowings outstanding under the Company’s asset-based loan facility (“ABL Facility”). The Company incurred transaction costs of approximately $1,350 which were capitalized as deferred financing fees to be amortized over the term of the Convertible Senior Notes due 2024. At March 26, 2021, the effective interest rate charged on the Company’s Convertible Senior Notes was approximately 2.3%.

The net carry value of the Company’s Convertible Senior Notes as of March 26, 2021 and December 25, 2020 was:

	March 26, 2021	December 25, 2020
Principal amount outstanding	$200,000	$150,000
Unamortized deferred financing fees and premium	(3,814)	(4,999)
Net carry value	$203,814	$154,999

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Coupon interest	$781	$703
Amortization of deferred financing fees and premium	$241	$250
Total interest	$1,022	$953

The Company’s senior secured term loan credit agreement requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $240,561 as of March 26, 2021.

As of March 26, 2021, the Company was in compliance with all debt covenants and the Company had reserved $20,141 of the ABL Facility for the issuance of letters of credit. As of March 26, 2021, funds totaling $53,817 were available for borrowing under the ABL Facility. At March 26, 2021, the interest rate charged on the Company’s senior secured term loan was approximately 5.6% and the interest rate charged on the Company’s ABL Facility was approximately 1.9%.

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the thirteen weeks ended March 26, 2021:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2020	901,318	$16.14	—	$—	26,952	$30.16
Granted	276,891	31.85	199,231	32.00	199,241	32.00
Vested	(479,790)	11.45	—	—	—	—
Forfeited	(1,933)	18.51	—	—	—	—
Unvested at March 26, 2021	696,486	$25.59	199,231	$32.00	226,193	$31.78

The Company granted 675,363 RSAs to its employees and directors at a weighted average grant date fair value of $31.94 during the thirteen weeks ended March 26, 2021. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $2,458 and $851 on its RSAs during the thirteen weeks ended March 26, 2021 and March 27, 2020, respectively.

At March 26, 2021, the total unrecognized compensation cost for unvested RSAs was $26,806 and the weighted-average remaining period was approximately 2.6 years. Of this total, $15,899 related to RSAs with time-based vesting provisions and $10,907 related to RSAs with performance-based vesting provisions. At March 26, 2021, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.4 years and 2.9 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of March 26, 2021, there were 889,294 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 10 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 and $118 during the thirteen weeks ended March 26, 2021 and March 27, 2020, respectively.

Note 11 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$(237)	$334
Cash paid for interest, net of cash received	$2,929	$2,883
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,369	$6,700
Operating cash flows from finance leases	$145	$111
ROU assets obtained in exchange for lease liabilities:
Operating leases	$14	$4,989
Finance leases	$162	$13,208
Other non-cash investing and financing activities:
Contingent earn-out liabilities for acquisitions	$—	$3,464

Note 12 – Subsequent Events

On April 23, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of a specialty center-of-plate producer and distributor in New England. The purchase price was approximately $6,000 paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $4,000 over a two-year period upon successful attainment of certain performance targets.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Business Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 50,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 34,000 customer locations, primarily located in our sixteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. As a result of our acquisition of Allen Brothers, Inc. (“Allen Brothers”) and our “Shop Like a Chef” online platform, we also sell certain of our products directly to consumers.

Effect of the COVID-19 Pandemic on our Business and Operations

Our customers continued to be adversely impacted by the COVID-19 pandemic (the “Pandemic”) during the quarter ended March 26, 2021 which the primary driver of a $105.0 million decline in our organic sales compared to the prior year quarter. The Pandemic’s impact on our net sales was the most significant at the inception of the Pandemic in the United States and Canada during the second quarter of 2020. The future impact of the Pandemic on our business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity of the disease, the extent of the outbreak, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, and future consumer spending behavior, among others.

We closed the quarter with total cash and cash equivalents of $175.0 million, and approximately $53.8 million of remaining availability under our asset-based loan facility as of March 26, 2021.

The future impact of the Pandemic on our business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity of the disease, the extent of outbreaks, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, the pace of vaccination programs and future consumer spending behavior, among others.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Net sales	$280,217	$375,431
Cost of sales	221,270	289,943
Gross profit	58,947	85,488
Selling, general and administrative expenses	80,245	108,882
Other operating (income) expenses, net	(1,170)	(6,336)
Operating loss	(20,128)	(17,058)
Interest expense	4,763	5,124
Loss before income taxes	(24,891)	(22,182)
Provision for income tax benefit	(6,970)	(8,097)
Net loss	$(17,921)	$(14,085)

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

Thirteen Weeks Ended March 26, 2021 Compared to Thirteen Weeks Ended March 27, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$280,217	$375,431	$(95,214)	(25.4)%

Sales growth from acquisitions contributed $9.8 million, or 2.6%, to sales growth. Organic sales declined $105.0 million, or 28.0%, versus the prior year period primarily due to impacts of the Pandemic. Organic case count declined approximately 39.4% in our specialty category. In addition, specialty unique customers and placements declined 22.3% and 34.1%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 27.6% compared to the prior year. Estimated inflation was 6.4% in our specialty category and 6.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	58,947	85,488	(26,541)	(31.0)%
Gross profit margin	21.0%	22.8%

Gross profit declined primarily as a result of reduced sales due to the impacts of the Pandemic. Gross profit margin decreased approximately 173 basis points. Gross profit margins decreased 24 basis points in the Company’s specialty category predominately due to cost inflation and unfavorable sales mix. Gross profit margins decreased 253 basis points in the Company’s center-of-the-plate category due to cost inflation and unfavorable sales mix.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	80,245	108,882	(28,637)	(26.3)%
Percentage of net sales	28.6%	29.0%

The decrease in selling, general and administrative expenses was primarily due to lower costs associated with compensation and benefits and lower general and administrative related costs in the quarter. The prior year quarter includes a non-recurring estimated non-cash charge of approximately $15.8 million related to incremental bad debt expense at the onset of the Pandemic. Our ratio of selling, general and administrative expenses to net sales was relatively unchanged.

Other Operating (Income) Expense, Net

	2021	2020	$ Change	% Change
Other operating (income) expense, net	(1,170)	(6,336)	5,166	(81.5)%

The decrease in other operating income was primarily due to non-cash credits of $1.3 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $6.8 million in the prior year period.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	4,763	5,124	(361)	(7.0)%

Interest expense decreased slightly as result of lower average long-term debt balances in the first quarter of fiscal 2021, primarily the result of the reduction of principal outstanding on our senior secured term loan and asset-based loan facility, partially offset by the issuance of an additional $50.0 million of convertible senior notes.

Provision for Income Taxes

	2021	2020	$ Change	% Change
Provision for income tax benefit	(6,970)	(8,097)	1,127	(13.9)%
Effective tax rate	28.0%	36.5%

The higher effective tax rate in fiscal 2020 is primarily related to our net loss forecast for fiscal 2020 which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	March 26, 2021	December 25, 2020
Senior secured term loan	$169,959	$201,553
Total convertible debt	204,000	154,000
Borrowings outstanding on asset-based loan facility	20,000	40,000
Finance leases and other financing obligations	16,434	15,798
Total	$410,393	$411,351

As of March 26, 2021, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $394.0 million.

On March 1, 2021, the we issued $50.0 million aggregate principal amount of 1.875% Convertible Senior Notes at a premium which were offered as an additional issuance of our $150.0 million Convertible Senior Notes due 2024 issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the our 2022 tranche of senior secured term loans of $31.2 million and repay a portion of borrowings outstanding under our asset-based loan facility. We incurred transaction costs of approximately $1.4 million which were capitalized as deferred financing fees to be amortized over the term of the underlying debt.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	March 26, 2021	December 25, 2020
Cash and cash equivalents	$175,000	$193,281
Working capital, excluding cash and cash equivalents	94,070	94,279
Availability under asset-based loan facility	53,817	50,282
Total	$322,887	$337,842

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirteen Weeks Ended
	March 26, 2021	March 27, 2020
Net loss	$(17,921)	$(14,085)
Non-cash charges	$5,298	$19,678
Changes in working capital	$960	$16,392
Cash (used in) provided by operating activities	$(11,663)	$21,985
Cash used in investing activities	$(2,896)	$(66,543)
Cash (used in) provided by financing activities	$(3,726)	$97,975

Net cash used in operations was $11.7 million for the thirteen weeks ended March 26, 2021 consisting of a net loss of $17.9 million offset by $5.3 million of non-cash charges and cash generated from working capital of $1.0 million. Non-cash charges decreased $14.4 million primarily due to a $15.8 million charge incurred in the prior year quarter related to incremental bad debt expense due to the onset of the Pandemic. The cash generated from working capital decrease of $15.4 million is primarily driven by the impacts of reduced demand due to the Pandemic.

Net cash used in investing activities was $2.9 million for the thirteen weeks ended March 26, 2021, driven by capital expenditures which included implementations of our Enterprise Resource Planning system and the build-out of our Los Angeles distribution facility.

Net cash used in financing activities was $3.7 million for the thirteen weeks ended March 26, 2021, driven by $32.8 million of payments made on senior term loans and finance lease obligations and a $20.0 million payment on our asset-based loan facility, partially offset by $51.8 million of proceeds from the issuance of additional convertible senior notes.

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

Off-Balance Sheet Arrangements

As of March 26, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. Our critical accounting policies and estimates are described in the Form 10-K filed with the SEC on February 23, 2021.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 26, 2021, we had an aggregate $190.0 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.4 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 26, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 25, 2020 filed with the SEC on February 23, 2021. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2020 to January 22, 2021	—	$—	—	—
January 23, 2021 to February 19, 2021	—	—	—	—
February 20, 2021 to March 26, 2021	38,503	29.51	—	—
Total	38,503	$29.51	—	—

(1)During the thirteen weeks ended March 26, 2021, we withheld 38,503 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2021.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: April 28, 2021	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2021	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)