Form 10-Q
period 2021-06-25
Chefs' Warehouse, Inc.
filed 2021-07-28
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 26, 2021: 37,958,563

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 25, 2021 (unaudited)	December 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$146,920	$193,281
Accounts receivable, net of allowance of $22,015 in 2021 and $24,027 in 2020	136,072	96,383
Inventories, net	122,936	82,519
Prepaid expenses and other current assets	33,654	33,479
Total current assets	439,582	405,662
Equipment, leasehold improvements and software, net	114,982	115,448
Operating lease right-of-use assets	107,736	115,224
Goodwill	220,575	214,864
Intangible assets, net	108,799	111,717
Deferred taxes, net	15,290	7,535
Other assets	3,634	3,875
Total assets	$1,010,598	$974,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,918	$57,515
Accrued liabilities	29,949	27,924
Short-term operating lease liabilities	17,121	17,167
Accrued compensation	15,051	9,401
Current portion of long-term debt	5,844	6,095
Total current liabilities	175,883	118,102
Long-term debt, net of current portion	395,543	398,084
Operating lease liabilities	101,906	109,133
Other liabilities and deferred credits	4,217	4,416
Total liabilities	677,549	629,735
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 25, 2021 and December 25, 2020	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,961,863 and 37,274,768 shares issued and outstanding at June 25, 2021 and December 25, 2020, respectively	380	373
Additional paid in capital	308,852	303,734
Accumulated other comprehensive loss	(1,894)	(2,051)
Retained earnings	25,711	42,534
Total stockholders’ equity	333,049	344,590
Total liabilities and stockholders’ equity	$1,010,598	$974,325

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales	$422,968	$200,496	$703,185	$575,927
Cost of sales	327,094	157,070	548,364	447,013
Gross profit	95,874	43,426	154,821	128,914
Selling, general and administrative expenses	90,358	68,165	170,603	177,047
Other operating (income) expenses, net	857	670	(313)	(5,666)
Operating income (loss)	4,659	(25,409)	(15,469)	(42,467)
Interest expense	4,408	5,772	9,171	10,896
Income (loss) before income taxes	251	(31,181)	(24,640)	(53,363)
Provision for income tax benefit	(847)	(10,847)	(7,817)	(18,944)
Net income (loss)	$1,098	$(20,334)	$(16,823)	$(34,419)
Other comprehensive income (loss):
Foreign currency translation adjustments	76	117	157	(261)
Comprehensive income (loss)	$1,174	$(20,217)	$(16,666)	$(34,680)
Net income (loss) per share:
Basic	$0.03	$(0.62)	$(0.46)	$(1.10)
Diluted	$0.03	$(0.62)	$(0.46)	$(1.10)
Weighted average common shares outstanding:
Basic	36,831,054	32,698,295	36,615,463	31,150,883
Diluted	37,081,186	32,698,295	36,615,463	31,150,883

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016
Net income	—	—	—	—	1,098	1,098
Stock compensation	69,245	1	3,279	—	—	3,280
Warrants issued for acquisitions	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	76	—	76
Shares surrendered to pay tax withholding	(17,077)	—	(541)	—	—	(541)
Balance June 25, 2021	37,961,863	$380	$308,852	$(1,894)	$25,711	$333,049

Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617
Net loss	—	—	—	—	(20,334)	(20,334)
Stock compensation	176,037	2	1,997	—	—	1,999
Public offering of common stock	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	117	—	117
Shares surrendered to pay tax withholding	(1,846)	—	(23)	—	—	(23)
Balance June 26, 2020	37,798,548	$378	$298,230	$(2,309)	$91,018	$387,317

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020
Cash flows from operating activities:
Net loss	$(16,823)	$(34,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,660	9,675
Amortization of intangible assets	6,643	6,720
Provision for allowance for doubtful accounts	488	19,611
Non-cash operating lease expense	209	463
Benefit for deferred income taxes	(7,755)	(5,814)
Amortization of deferred financing fees	1,364	1,478
Stock compensation	5,738	2,850
Change in fair value of contingent earn-out liabilities	(1,420)	(6,649)
Intangible asset impairment	597	—
Loss on asset disposal	224	43
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37,107)	70,483
Inventories	(39,347)	34,877
Prepaid expenses and other current assets	(101)	(9,460)
Accounts payable, accrued liabilities and accrued compensation	52,541	(43,398)
Other assets and liabilities	167	1,119
Net cash (used in) provided by operating activities	(23,922)	47,579

Cash flows from investing activities:
Capital expenditures	(9,574)	(4,400)
Cash paid for acquisitions, net of cash received	(7,165)	(63,450)
Net cash used in investing activities	(16,739)	(67,850)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(34,372)	(37,439)
Proceeds from the issuance of common stock, net of issuance costs	—	85,941
Proceeds from debt issuance	51,750	—
Payment of deferred financing fees	(1,450)	(856)
Surrender of shares to pay withholding taxes	(1,487)	(2,727)
Cash paid for contingent earn-out liability	(83)	(2,927)
Borrowings under asset-based loan facility	—	100,000
Payments under asset-based loan facility	(20,000)	(60,000)
Net cash (used in) provided by financing activities	(5,642)	81,992

Effect of foreign currency on cash and cash equivalents	(58)	(130)
Net change in cash and cash equivalents	(46,361)	61,591
Cash and cash equivalents-beginning of period	193,281	140,233
Cash and cash equivalents-end of period	$146,920	$201,824

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

The COVID-19 Pandemic

Many of the Company’s customers continue to be adversely impacted by the COVID-19 pandemic (the “Pandemic”), however there has been sequential improvement in the Company’s business throughout the second quarter of fiscal 2021 which has contributed to organic sales growth of $212,610 compared to the prior year quarter.

The future impact of the Pandemic on the Company’s business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity of the disease, the extent of outbreaks, federal, state and local government responses, trends in infection rates, development of effective medical treatments for the disease, the pace of vaccination programs and future consumer spending behavior, among others.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2021, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the Pandemic and other factors, the results of operations for the thirteen and twenty-six weeks ended June 25, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 25, 2021		June 26, 2020		June 25, 2021		June 26, 2020
Center-of-the-Plate	$215,089	50.9%	$115,834	57.8%	$354,934	50.5%	$279,654	48.6%
Dry Goods	57,117	13.5%	24,099	12.0%	96,897	13.8%	81,985	14.2%
Pastry	41,312	9.8%	15,548	7.8%	70,110	10.0%	64,809	11.3%
Cheese and Charcuterie	34,303	8.1%	15,594	7.8%	57,402	8.2%	50,667	8.8%
Produce	30,558	7.2%	12,048	6.0%	51,149	7.3%	36,068	6.3%
Dairy and Eggs	18,902	4.5%	7,495	3.7%	31,483	4.5%	29,641	5.1%
Oils and Vinegars	16,881	4.0%	5,436	2.7%	26,355	3.7%	21,595	3.7%
Kitchen Supplies	8,806	2.0%	4,442	2.2%	14,855	2.0%	11,508	2.0%
Total	$422,968	100%	$200,496	100%	$703,185	100%	$575,927	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $6,679 and $4,013 for the thirteen weeks ended June 25, 2021 and June 26, 2020, respectively, and $12,075 and $9,426 for the twenty-six weeks ended June 25, 2021 and June 26, 2020, respectively.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net income (loss) per share:
Basic	$0.03	$(0.62)	$(0.46)	$(1.10)
Diluted	$0.03	$(0.62)	$(0.46)	$(1.10)
Weighted average common shares:
Basic	36,831,054	32,698,295	36,615,463	31,150,883
Diluted	37,081,186	32,698,295	36,615,463	31,150,883

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Numerator:
Net income (loss)	$1,098	$(20,334)	$(16,823)	$(34,419)
Denominator:
Weighted average basic common shares outstanding	36,831,054	32,698,295	36,615,463	31,150,883
Dilutive effect of stock options and unvested common shares	250,132	—	—	—
Weighted average diluted common shares outstanding	37,081,186	32,698,295	36,615,463	31,150,883

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Restricted share awards (“RSAs”)	—	773,988	349,389	613,905
Stock options	—	115,639	39,320	9,538
Warrants	103,226	—	52,459	—
Convertible notes	4,616,033	3,484,788	4,205,246	3,484,788

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $2,278 and $2,556 as of June 25, 2021 and December 25, 2020, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating (income)expenses, net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	(4,544)	(4,631)	(1,570)	(734)	(11,479)
Balance December 25, 2020	$—	$1,076	$511	$1,169	$2,756
Acquisition value	—	—	—	3,400	3,400
Cash payments	—	—	—	(83)	(83)
Changes in fair value	—	22	(511)	(931)	(1,420)
Balance June 25, 2021	$—	$1,098	$—	$3,555	$4,653

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

	June 25, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$203,115	$150,000	$163,204
Convertible Unsecured Note	$4,000	$4,063	$4,000	$4,290

Note 5 – Acquisitions

During the second quarter of fiscal 2021, the Company completed two acquisitions for an aggregate purchase price of approximately $8,285, consisting of $7,165 paid in cash at closing, subject to customary working capital adjustments, and common stock warrants of $1,120. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $3,400 in aggregate. The Company is in the process of finalizing a valuation of the earn-out liabilities, and tangible and intangible assets as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for these acquisitions will be amortized over 15 years for tax purposes. The Company reflected net sales and loss before taxes of $9,038 and $94, respectively, during the thirteen and twenty-six weeks ended June 25, 2021 for these acquisitions in its consolidated statement of operations.

The table below sets forth the purchase price allocation of these acquisitions:

Current assets	$4,240
Customer relationships	2,110
Trademarks	2,140
Goodwill	5,663
Fixed assets	586
Right-of-use assets	761
Lease liabilities	(761)
Current liabilities	(3,054)
Earn-out liability	(3,400)
Issuance of warrants	(1,120)
Total consideration	$7,165
The Company recognized professional fees of $75 in operating expenses related to acquisitions in the second quarter of fiscal 2021.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $8,297 and $9,013 at June 25, 2021 and December 25, 2020, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of June 25, 2021 and December 25, 2020 consisted of the following:

	Useful Lives	June 25, 2021	December 25, 2020
Land	Indefinite	$5,020	$5,020
Buildings	20 years	15,685	15,685
Machinery and equipment	5 - 10 years	24,931	24,900
Computers, data processing and other equipment	3 - 7 years	14,483	14,207
Software	3 - 7 years	39,657	33,063
Leasehold improvements	1 - 40 years	68,790	68,747
Furniture and fixtures	7 years	3,442	3,412
Vehicles	5 - 7 years	21,826	21,873
Other	7 years	88	88
Construction-in-process		10,892	8,115
		204,814	195,110
Less: accumulated depreciation and amortization		(89,832)	(79,662)
Equipment, leasehold improvements and software, net		$114,982	$115,448

Construction-in-process at June 25, 2021 related primarily to the build-outs of the Company’s Los Angeles and New England distribution facilities. Construction-in-process at December 25, 2020 related primarily to the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at June 25, 2021 and December 25, 2020 was $13,267 and $14,705, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Depreciation expense	$3,841	$3,663	$7,776	$7,231
Software amortization	$1,712	$1,250	$2,884	$2,444
	$5,553	$4,913	$10,660	$9,675

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2020	$214,864
Acquisitions	5,663
Foreign currency translation	48
Carrying amount as of June 25, 2021	$220,575
Other intangible assets as of June 25, 2021 and December 25, 2020 consisted of the following:

June 25, 2021	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	124 months	$143,821	$(60,095)	$83,726
Non-compete agreements	32 months	8,579	(7,885)	694
Trademarks	182 months	46,103	(21,724)	24,379
Total		$198,503	$(89,704)	$108,799

December 25, 2020	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	128 months	$141,679	$(55,135)	$86,544
Non-compete agreements	37 months	8,579	(7,752)	827
Trademarks	209 months	44,520	(20,174)	24,346
Total		$194,778	$(83,061)	$111,717

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,104 and $3,422 for the thirteen weeks ended June 25, 2021 and June 26, 2020, respectively, and $6,643 and $6,720 for the twenty-six weeks ended June 25, 2021 and June 26, 2020, respectively.

During the second quarter of fiscal 2021, the Company committed to a plan to shift its brand strategy to leverage its Allen Brothers brand in its New England region and determined its Cambridge trademark did not fit the Company’s long-term strategic objectives. As a result, the Company recognized a $597 impairment charge to fully write-down the net book value of its Cambridge trademark.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 24, 2021 and each of the next four fiscal years and thereafter is as follows:

2021	$6,280
2022	11,778
2023	10,748
2024	9,884
2025	9,465
Thereafter	60,644
Total	$108,799

Note 9 – Debt Obligations

Debt obligations as of June 25, 2021 and December 25, 2020 consisted of the following:

	June 25, 2021	December 25, 2020
Senior secured term loans	$169,531	$201,553
Convertible senior notes	200,000	150,000
Asset-based loan facility	20,000	40,000
Finance lease and other financing obligations	11,732	15,798
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(3,876)	(7,172)
Total debt obligations	401,387	404,179
Less: current installments	(5,844)	(6,095)
Total debt obligations excluding current installments	$395,543	$398,084

On March 1, 2021, the Company issued $50,000 aggregate principal amount of 1.875% Convertible Senior Notes at a premium which were offered as an additional issuance and under the same terms of the Company’s $150,000 Convertible Senior Notes due 2024 initially issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the Company's 2022 tranche of senior secured term loans of $31,166 and repay a portion of borrowings outstanding under the Company’s asset-based loan facility (“ABL Facility”). The Company incurred transaction costs of approximately $1,350 which were capitalized as deferred financing fees to be amortized over the term of the Convertible Senior Notes due 2024. At June 25, 2021, the effective interest rate charged on the Company’s Convertible Senior Notes was approximately 2.3%.

The net carry value of the Company’s Convertible Senior Notes as of June 25, 2021 and December 25, 2020 was:

	June 25, 2021	December 25, 2020
Principal amount outstanding	$200,000	$150,000
Unamortized deferred financing fees and premium	(3,590)	(4,999)
Net carry value	$203,590	$154,999

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Coupon interest	$938	$703	$1,719	$1,406
Amortization of deferred financing fees and premium	$224	$250	$465	$500
Total interest	$1,162	$953	$2,184	$1,906

The Company’s senior secured term loan credit agreement requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $253,386 as of June 25, 2021.

As of June 25, 2021, the Company was in compliance with all debt covenants and the Company had reserved $20,141 of the ABL Facility for the issuance of letters of credit. As of June 25, 2021, funds totaling $100,805 were available for borrowing under the ABL Facility. At June 25, 2021, the interest rate charged on the Company’s senior secured term loan was approximately 5.6% and the interest rate charged on the Company’s ABL Facility was approximately 1.6%.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the twenty-six weeks ended June 25, 2021:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2020	901,318	$16.14	—	$—	26,952	$30.16
Granted	351,562	31.78	199,231	32.00	199,241	31.44
Vested	(582,804)	12.01	—	—	—	—
Forfeited	(7,359)	20.09	—	—	—	—
Unvested at June 25, 2021	662,717	$28.00	199,231	$32.00	226,193	$31.28

The Company granted 750,034 RSAs to its employees and directors at a weighted average grant date fair value of $31.74 during the twenty-six weeks ended June 25, 2021. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $3,280 and $1,999 on its RSAs during the thirteen weeks ended June 25, 2021 and June 26, 2020, respectively, and $5,738 and $2,850 during the twenty-six weeks ended June 25, 2021 and June 26, 2020, respectively.

At June 25, 2021, the total unrecognized compensation cost for unvested RSAs was $25,655 and the weighted-average remaining period was approximately 2.4 years. Of this total, $15,828 related to RSAs with time-based vesting provisions and $9,827 related to RSAs with performance-based vesting provisions. At June 25, 2021, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.2 years and 2.6 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of June 25, 2021, there were 820,049 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 and $123 during the thirteen weeks ended June 25, 2021 and June 26, 2020, respectively, and $246 and $241 during the twenty-six weeks ended June 25, 2021 and June 26, 2020, respectively.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$(208)	$334
Cash paid for interest, net of cash received	$7,766	$9,730
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,752	$13,476
Operating cash flows from finance leases	$282	$264
ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,625	$5,744
Finance leases	$162	$13,980
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$1,200	$—
Net working capital adjustment receivable	$—	$3,013
Contingent earn-out liabilities for acquisitions	$3,400	$3,464

Note 13 – Coronavirus Aid, Relief, and Economic Security Act

In response to the Pandemic, the Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. Among other provisions it allows for a refundable Employee Retention Tax Credit (“ETRC”) to eligible employers equal to 50% of qualified wages paid to employees from March 12, 2020 to December 31, 2020, capped at $10 per employee. In December 2020, the Consolidated Appropriations Act of 2021 was passed, which expands the ETRC by increasing the credit to 70% of qualified wages paid from January 1, 2021 through June 30, 2021, capped at $10 per employee per quarter. During the second quarter of fiscal 2021, the Company recognized a receivable of $1,418 related to the ETRC which is presented within prepaid expenses and other current assets on the consolidated balance sheet and the related expense reduction is presented within selling, general and administrative expenses on the consolidated statements of operations

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Effect of the COVID-19 Pandemic on our Business and Operations

Many of our customers continue to be adversely impacted by the COVID-19 pandemic (the “Pandemic”), however we have seen sequential improvement in our business throughout the second quarter of fiscal 2021 which has contributed to organic sales growth of $212.6 million compared to the prior year quarter. As a reminder, the Pandemic’s impact on our net sales was the most significant at the inception of the Pandemic in the United States and Canada during the second quarter of 2020.

We closed the quarter with total cash and cash equivalents of $146.9 million, and approximately $100.8 million of remaining availability under our asset-based loan facility as of June 25, 2021.

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

Recent Acquisitions

During the second quarter of fiscal 2021, we completed two acquisitions for an aggregate purchase price of approximately $8.3 million, consisting of $7.2 million paid in cash at closing, subject to customary working capital adjustments, and common stock warrants valued at approximately $1.1 million. We will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $3.4 million in aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales	$422,968	$200,496	$703,185	$575,927
Cost of sales	327,094	157,070	548,364	447,013
Gross profit	95,874	43,426	154,821	128,914
Selling, general and administrative expenses	90,358	68,165	170,603	177,047
Other operating (income) expenses, net	857	670	(313)	(5,666)
Operating income (loss)	4,659	(25,409)	(15,469)	(42,467)
Interest expense	4,408	5,772	9,171	10,896
Income (loss) before income taxes	251	(31,181)	(24,640)	(53,363)
Provision for income tax benefit	(847)	(10,847)	(7,817)	(18,944)
Net income (loss)	$1,098	$(20,334)	$(16,823)	$(34,419)

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

Thirteen Weeks Ended June 25, 2021 Compared to Thirteen Weeks Ended June 26, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$422,968	$200,496	$222,472	111.0%

Organic growth contributed $212.6 million, or 106.1%, to sales growth and the remaining sales growth of $9.9 million, or 4.9%, resulted from acquisitions. Organic case count increased approximately 122.9% in our specialty category. In addition, specialty unique customers and placements increased 94.6% and 127.5%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 66.5% compared to the prior year. Estimated inflation was 10.6% in our specialty category and 12.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	95,874	43,426	52,448	120.8%
Gross profit margin	22.7%	21.7%

Gross profit increased primarily as a result of increased sales. Gross profit margin increased approximately 101 basis points. Gross profit margins increased 629 basis points in the Company’s specialty category and decreased 421 basis points in the Company’s center-of-the-plate category. Prior period results include a charge of approximately $5.5 million related to estimated inventory losses from obsolescence at the onset of the Pandemic.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	90,358	68,165	22,193	32.6%
Percentage of net sales	21.4%	34.0%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth.

Other Operating (Income) Expenses, Net

	2021	2020	$ Change	% Change
Other operating expenses, net	857	670	187	27.9%

The increase in net other operating expenses was primarily due to a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021, partially offset by non-cash credits of $0.1 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $0.2 million in the prior year period.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	4,408	5,772	(1,364)	(23.6)%

Interest expense decreased primarily due to $1.2 million one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans.

Provision for Income Taxes

	2021	2020	$ Change	% Change
Provision for income tax benefit	(847)	(10,847)	10,000	(92.2)%
Effective tax rate	(337.5)%	34.8%

The negative effective tax rate in the current period is driven by a $1.5 million discrete permanent difference related to stock compensation expense. The higher effective tax rate in fiscal 2020 is primarily related to our net loss forecast for fiscal 2020 which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Twenty-Six Weeks Ended June 25, 2021 Compared to Twenty-Six Weeks Ended June 26, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$703,185	$575,927	$127,258	22.1%

Organic growth contributed $108.4 million, or 18.8%, to sales growth and the remaining sales growth of $18.9 million, or 3.3%, resulted from acquisitions. Organic case count increased approximately 7.1% in our specialty category. In addition, specialty unique customers and placements increased 16.0% and 11.6%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 7.1% compared to the prior year. Estimated inflation was 7.6% in our specialty category and inflation was 11.0% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	154,821	128,914	25,907	20.1%
Gross profit margin	22.0%	22.4%

Gross profit increased primarily as a result of sales growth. Gross profit margin decreased approximately 37 basis points. Gross profit margins increased 261 basis points in the Company’s specialty category and decreased 316 basis points in the Company’s center-of-the-plate category. Our prior year gross profit results include a charge of approximately $8.8 million related to estimated inventory losses from obsolescence at the onset of the Pandemic.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	170,603	177,047	(6,444)	(3.6)%
Percentage of net sales	24.3%	30.7%

The decrease in selling, general and administrative expense relates primarily to an estimated non-cash charge of approximately $15.8 million recorded in the prior year related to incremental bad debt expense at the onset of the Pandemic, partially offset by higher operating expenses to support sales growth. Our ratio of selling, general and administrative expenses to net sales was lower as a result sales growth and of the Pandemic’s adverse impacts to our sales growth and a 98 basis point decrease in non-cash charges related to bad debt expense.

Other Operating (Income ) Expenses, Net

	2021	2020	$ Change	% Change
Other operating income, net	(313)	(5,666)	5,353	(94.5)%

The decrease in net other operating income relates primarily to non-cash credits of $1.4 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $6.6 million in the prior year period and a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	9,171	10,896	(1,725)	(15.8)%

Interest expense decreased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans.

Provision for Income Taxes

	2021	2020	$ Change	% Change
Provision for income tax benefit	(7,817)	(18,944)	11,127	(58.7)%
Effective tax rate	31.7%	35.5%

The current period effective tax rate includes the impact of a $1.5 million discrete permanent difference related to stock compensation expense. The higher effective tax rate in the prior period is primarily related to our net loss forecast for fiscal 2020 which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	June 25, 2021	December 25, 2020
Senior secured term loan	$169,531	$201,553
Total convertible debt	204,000	154,000
Borrowings outstanding on asset-based loan facility	20,000	40,000
Finance leases and other financing obligations	11,732	15,798
Total	$405,263	$411,351

As of June 25, 2021, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $393.5 million.

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

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	June 25, 2021	December 25, 2020
Cash and cash equivalents	$146,920	$193,281
Working capital, excluding cash and cash equivalents	116,779	94,279
Availability under asset-based loan facility	100,805	50,282
Total	$364,504	$337,842

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2021	June 26, 2020
Net loss	$(16,823)	$(34,419)
Non-cash charges	$16,748	$28,377
Changes in working capital	$(23,847)	$53,621
Cash (used in) provided by operating activities	$(23,922)	$47,579
Cash used in investing activities	$(16,739)	$(67,850)
Cash (used in) provided by financing activities	$(5,642)	$81,992

Net cash used in operations was $23.9 million for the twenty-six weeks ended June 25, 2021 consisting of a net loss of $16.8 million offset by $16.7 million of non-cash charges and cash generated from working capital of $23.8 million. Non-cash charges decreased $11.6 million primarily due to a $15.8 million charge incurred in the prior year quarter related to incremental bad debt expense due to the onset of the Pandemic. The cash generated from working capital decrease of $77.5 million is primarily driven by the Company’s reinvestment in working capital to support sales growth.

Net cash used in investing activities was $16.7 million for the twenty-six weeks ended June 25, 2021, driven by capital expenditures of $9.6 million which included the build-outs of our Los Angeles and New England distribution facilities and $7.2 million in cash paid for acquisitions.

Net cash used in financing activities was $5.6 million for the twenty-six weeks ended June 25, 2021, driven by $34.4 million of payments made on senior term loans and finance lease obligations and a $20.0 million payment on our asset-based loan facility, partially offset by $51.8 million of proceeds from the issuance of additional convertible senior notes.

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

Off-Balance Sheet Arrangements

As of June 25, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 25, 2021, we had an aggregate $189.5 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.4 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 25, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 27, 2021 to April 23, 2021	8,006	$30.80	—	—
April 24, 2021 to May 21, 2021	1,735	30.92	—	—
May 22, 2021 to June 25, 2021	7,336	32.41	—	—
Total	17,077	$31.50	—	—

(1)During the thirteen weeks ended June 25, 2021, we withheld 17,077 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

10.1*	2021 Form of Restricted Share Award Agreement (Directors)

10.2*	2021 Non-Employee Director Deferral Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

    *    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2021.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 28, 2021	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2021	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)