Form 10-Q
period 2021-09-24
Chefs' Warehouse, Inc.
filed 2021-10-27
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 25, 2021: 37,884,249

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 24, 2021 (unaudited)	December 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$134,217	$193,281
Accounts receivable, net of allowance of $20,322 in 2021 and $24,027 in 2020	151,720	96,383
Inventories, net	132,802	82,519
Prepaid expenses and other current assets	37,759	33,479
Total current assets	456,498	405,662
Equipment, leasehold improvements and software, net	118,143	115,448
Operating lease right-of-use assets	115,182	115,224
Goodwill	220,376	214,864
Intangible assets, net	105,696	111,717
Deferred taxes, net	12,390	7,535
Other assets	3,727	3,875
Total assets	$1,032,012	$974,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,972	$57,515
Accrued liabilities	33,746	27,924
Short-term operating lease liabilities	16,936	17,167
Accrued compensation	18,624	9,401
Current portion of long-term debt	5,624	6,095
Total current liabilities	183,902	118,102
Long-term debt, net of current portion	394,979	398,084
Operating lease liabilities	109,827	109,133
Other liabilities and deferred credits	4,238	4,416
Total liabilities	692,946	629,735
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 24, 2021 and December 25, 2020	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,884,249 and 37,274,768 shares issued and outstanding at September 24, 2021 and December 25, 2020, respectively	380	373
Additional paid in capital	311,503	303,734
Accumulated other comprehensive loss	(1,984)	(2,051)
Retained earnings	29,167	42,534
Total stockholders’ equity	339,066	344,590
Total liabilities and stockholders’ equity	$1,032,012	$974,325

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales	$484,321	$254,030	$1,187,506	$829,957
Cost of sales	374,346	193,668	922,710	640,681
Gross profit	109,975	60,362	264,796	189,276
Selling, general and administrative expenses	99,431	76,433	270,034	253,480
Other operating (income) expenses, net	105	(4,146)	(208)	(9,812)
Operating income (loss)	10,439	(11,925)	(5,030)	(54,392)
Interest expense	4,191	4,706	13,362	15,602
Income (loss) before income taxes	6,248	(16,631)	(18,392)	(69,994)
Provision for income tax expense (benefit)	2,792	(5,204)	(5,025)	(24,148)
Net income (loss)	$3,456	$(11,427)	$(13,367)	$(45,846)
Other comprehensive income (loss):
Foreign currency translation adjustments	(90)	93	67	(168)
Comprehensive income (loss)	$3,366	$(11,334)	$(13,300)	$(46,014)
Net income (loss) per share:
Basic	$0.09	$(0.31)	$(0.36)	$(1.39)
Diluted	$0.09	$(0.31)	$(0.36)	$(1.39)
Weighted average common shares outstanding:
Basic	36,875,784	36,283,883	36,701,927	32,868,162
Diluted	37,105,746	36,283,883	36,701,927	32,868,162

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016
Net income	—	—	—	—	1,098	1,098
Stock compensation	69,245	1	3,279	—	—	3,280
Warrants issued for acquisitions	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	76	—	76
Shares surrendered to pay tax withholding	(17,077)	—	(541)	—	—	(541)
Balance June 25, 2021	37,961,863	$380	$308,852	$(1,894)	$25,711	$333,049
Net income	—	—	—	—	3,456	3,456
Stock compensation	(75,597)	—	2,710	—	—	2,710
Cumulative translation adjustment	—	—	—	(90)	—	(90)
Shares surrendered to pay tax withholding	(2,017)	—	(59)	—	—	(59)
Balance September 24, 2021	37,884,249	$380	$311,503	$(1,984)	$29,167	$339,066

Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(14,085)	(14,085)
Stock compensation	807,433	8	843	—	—	851
Cumulative translation adjustment	—	—	—	(378)	—	(378)
Shares surrendered to pay tax withholding	(159,632)	(2)	(2,702)	—	—	(2,704)
Balance March 27, 2020	30,989,742	$310	$210,381	$(2,426)	$111,352	$319,617
Net loss	—	—	—	—	(20,334)	(20,334)
Stock compensation	176,037	2	1,997	—	—	1,999
Public offering of common stock	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	117	—	117
Shares surrendered to pay tax withholding	(1,846)	—	(23)	—	—	(23)
Balance June 26, 2020	37,798,548	$378	$298,230	$(2,309)	$91,018	$387,317
Net loss	—	—	—	—	(11,427)	(11,427)
Stock compensation	(22,477)	—	2,075	—	—	2,075
Cumulative translation adjustment	—	—	—	93	—	93
Shares surrendered to pay tax withholding	(3,431)	—	(50)	—	—	(50)
Balance September 25, 2020	37,772,640	$378	$300,255	$(2,216)	$79,591	$378,008

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020
Cash flows from operating activities:
Net loss	$(13,367)	$(45,846)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,270	14,714
Amortization of intangible assets	9,778	10,111
(Benefit) provision for allowance for doubtful accounts	(744)	20,447
Non-cash operating lease expense	505	604
Benefit for deferred income taxes	(4,855)	(6,527)
Amortization of deferred financing fees	1,832	2,152
Stock compensation	8,448	4,925
Change in fair value of contingent earn-out liabilities	(1,359)	(11,219)
Intangible asset impairment	597	—
Loss on asset disposal	257	52
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(51,582)	74,236
Inventories	(49,148)	33,285
Prepaid expenses and other current assets	(3,304)	(16,227)
Accounts payable, accrued liabilities and accrued compensation	60,443	(29,455)
Other assets and liabilities	(101)	2,617
Net cash (used in) provided by operating activities	(26,330)	53,869

Cash flows from investing activities:
Capital expenditures	(17,872)	(5,409)
Cash paid for acquisitions, net of cash received	(7,280)	(60,437)
Net cash used in investing activities	(25,152)	(65,846)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(35,918)	(38,924)
Proceeds from the issuance of common stock, net of issuance costs	—	85,941
Proceeds from debt issuance	51,750	—
Payment of deferred financing fees	(1,450)	(856)
Surrender of shares to pay withholding taxes	(1,792)	(2,777)
Cash paid for contingent earn-out liability	(83)	(2,927)
Borrowings under asset-based loan facility	—	100,000
Payments under asset-based loan facility	(20,000)	(60,000)
Net cash (used in) provided by financing activities	(7,493)	80,457

Effect of foreign currency on cash and cash equivalents	(89)	(168)
Net change in cash and cash equivalents	(59,064)	68,312
Cash and cash equivalents-beginning of period	193,281	140,233
Cash and cash equivalents-end of period	$134,217	$208,545

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

The COVID-19 Pandemic

Many of the Company’s customers have been adversely impacted by the COVID-19 pandemic (the “Pandemic”), however there has been sequential improvement in the Company’s business starting in the second quarter of fiscal 2021 and continuing throughout the third quarter of fiscal 2021 which has contributed to organic sales growth of $213,719 compared to the prior year quarter.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2021, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the Pandemic and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 24, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 24, 2021		September 25, 2020		September 24, 2021		September 25, 2020
Center-of-the-Plate	$238,783	49.3%	$115,570	45.5%	$593,717	50.0%	$395,224	47.6%
Dry Goods	66,455	13.7%	31,495	12.4%	163,352	13.8%	113,480	13.7%
Pastry	48,842	10.1%	27,618	10.9%	118,952	10.0%	92,427	11.1%
Cheese and Charcuterie	40,403	8.3%	33,329	13.1%	97,805	8.2%	83,996	10.1%
Produce	35,900	7.4%	24,172	9.5%	87,049	7.3%	60,240	7.3%
Dairy and Eggs	21,922	4.5%	6,301	2.5%	53,405	4.5%	35,942	4.3%
Oils and Vinegars	21,855	4.5%	9,487	3.7%	48,210	4.1%	31,082	3.7%
Kitchen Supplies	10,161	2.2%	6,058	2.4%	25,016	2.1%	17,566	2.2%
Total	$484,321	100%	$254,030	100%	$1,187,506	100%	$829,957	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $7,524 and $4,276 for the thirteen weeks ended September 24, 2021 and September 25, 2020, respectively, and $19,599 and $13,702 for the thirty-nine weeks ended September 24, 2021 and September 25, 2020, respectively.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net income (loss) per share:
Basic	$0.09	$(0.31)	$(0.36)	$(1.39)
Diluted	$0.09	$(0.31)	$(0.36)	$(1.39)
Weighted average common shares:
Basic	36,875,784	36,283,883	36,701,927	32,868,162
Diluted	37,105,746	36,283,883	36,701,927	32,868,162

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Numerator:
Net income (loss)	$3,456	$(11,427)	$(13,367)	$(45,846)
Denominator:
Weighted average basic common shares outstanding	36,875,784	36,283,883	36,701,927	32,868,162
Dilutive effect of stock options and unvested common shares	229,962	—	—	—
Weighted average diluted common shares outstanding	37,105,746	36,283,883	36,701,927	32,868,162

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Restricted share awards (“RSAs”)	50,412	742,692	297,978	689,907
Stock options	—	115,639	38,102	115,639
Warrants	126,359	—	84,854	—
Convertible notes	4,616,033	3,484,788	4,341,664	3,484,788

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $2,339 and $2,556 as of September 24, 2021 and December 25, 2020, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating (income)expenses, net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	(4,544)	(4,631)	(1,570)	(734)	(11,479)
Balance December 25, 2020	$—	$1,076	$511	$1,169	$2,756
Acquisition value	—	—	—	3,400	3,400
Cash payments	—	—	—	(83)	(83)
Changes in fair value	—	39	(511)	(887)	(1,359)
Balance September 24, 2021	$—	$1,115	$—	$3,599	$4,714

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

	September 24, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$199,592	$150,000	$163,204
Convertible Unsecured Note	$4,000	$3,901	$4,000	$4,290

Note 5 – Acquisitions

During the second quarter of fiscal 2021, the Company completed two acquisitions for an aggregate purchase price of approximately $8,400, consisting of $7,280 paid in cash, subject to customary working capital adjustments, and common stock warrants of $1,120. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $4,230 in aggregate. The Company is in the process of finalizing a valuation of the earn-out liabilities, and tangible and intangible assets as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for these acquisitions will be amortized over 15 years for tax purposes.

The Company reflected net sales and loss before taxes in its consolidated statement of operations related to the fiscal 2021 acquisitions as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 24, 2021	September 24, 2021
Net sales	$16,052	$25,090
Loss before income taxes	$(285)	$(379)

Pro forma financial information for these acquisitions are not presented because the effect of these acquisition are not material to the Company’s results of operations.

The table below sets forth the purchase price allocation of these acquisitions:

Current assets	$4,240
Customer relationships	2,431
Trademarks	1,890
Goodwill	5,496
Fixed assets	707
Right-of-use assets	761
Lease liabilities	(761)
Current liabilities	(2,964)
Earn-out liability	(3,400)
Issuance of warrants	(1,120)
Total cash consideration	$7,280
The Company recognized professional fees of $86 in operating expenses related to acquisitions in the second quarter of fiscal 2021.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $8,070 and $9,013 at September 24, 2021 and December 25, 2020, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of September 24, 2021 and December 25, 2020 consisted of the following:

	Useful Lives	September 24, 2021	December 25, 2020
Land	Indefinite	$5,020	$5,020
Buildings	20 years	15,778	15,685
Machinery and equipment	5 - 10 years	25,969	24,900
Computers, data processing and other equipment	3 - 7 years	14,856	14,207
Software	3 - 7 years	39,834	33,063
Leasehold improvements	1 - 40 years	68,754	68,747
Furniture and fixtures	7 years	3,497	3,412
Vehicles	5 - 7 years	22,619	21,873
Other	7 years	88	88
Construction-in-process		16,837	8,115
		213,252	195,110
Less: accumulated depreciation and amortization		(95,109)	(79,662)
Equipment, leasehold improvements and software, net		$118,143	$115,448

Construction-in-process at September 24, 2021 related primarily to the build-outs of the Company’s Los Angeles and Miami distribution facilities. Construction-in-process at December 25, 2020 related primarily to the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at September 24, 2021 and December 25, 2020 was $12,489 and $14,705, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Depreciation expense	$3,903	$3,792	$11,679	$11,023
Software amortization	$1,707	$1,247	$4,591	$3,691
	$5,610	$5,039	$16,270	$14,714

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2020	$214,864
Acquisitions	5,496
Foreign currency translation	16
Carrying amount as of September 24, 2021	$220,376
Other intangible assets as of September 24, 2021 and December 25, 2020 consisted of the following:

September 24, 2021	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	122 months	$144,130	$(62,570)	$81,560
Non-compete agreements	29 months	8,579	(7,952)	627
Trademarks	181 months	45,826	(22,317)	23,509
Total		$198,535	$(92,839)	$105,696

December 25, 2020	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	128 months	$141,679	$(55,135)	$86,544
Non-compete agreements	37 months	8,579	(7,752)	827
Trademarks	209 months	44,520	(20,174)	24,346
Total		$194,778	$(83,061)	$111,717

The Company occasionally makes small, tuck-in acquisitions that are immaterial, both individually and in the aggregate. Therefore, increases in goodwill and gross intangible assets per the above tables may not agree to the increases of these assets as shown for specific acquisitions in Note 5 “Acquisitions.”

Amortization expense for other intangibles was $3,135 and $3,391 for the thirteen weeks ended September 24, 2021 and September 25, 2020, respectively, and $9,778 and $10,111 for the thirty-nine weeks ended September 24, 2021 and September 25, 2020, respectively.

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

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 24, 2021 and each of the next four fiscal years and thereafter is as follows:

2021	$3,136
2022	11,765
2023	10,736
2024	9,876
2025	9,459
Thereafter	60,724
Total	$105,696

Note 9 – Debt Obligations

Debt obligations as of September 24, 2021 and December 25, 2020 consisted of the following:

	September 24, 2021	December 25, 2020
Senior secured term loans	$169,103	$201,553
Convertible senior notes	200,000	150,000
Asset-based loan facility	20,000	40,000
Finance lease and other financing obligations	14,350	15,798
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(6,850)	(7,172)
Total debt obligations	400,603	404,179
Less: current installments	(5,624)	(6,095)
Total debt obligations excluding current installments	$394,979	$398,084

On March 1, 2021, the Company issued $50,000 aggregate principal amount of 1.875% Convertible Senior Notes at a premium which were offered as an additional issuance and under the same terms of the Company’s $150,000 Convertible Senior Notes due 2024 initially issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the Company's 2022 tranche of senior secured term loans of $31,166 and repay a portion of borrowings outstanding under the Company’s asset-based loan facility (“ABL Facility”). The Company incurred transaction costs of approximately $1,350 which were capitalized as deferred financing fees to be amortized over the term of the Convertible Senior Notes due 2024. At September 24, 2021, the effective interest rate charged on the Company’s Convertible Senior Notes was approximately 2.3%.

The net carry value of the Company’s Convertible Senior Notes as of September 24, 2021 and December 25, 2020 was:

	September 24, 2021	December 25, 2020
Principal amount outstanding	$200,000	$150,000
Unamortized deferred financing fees and premium	3,366	4,999
Net carry value	$203,366	$154,999

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Coupon interest	$937	$703	$2,656	$2,109
Amortization of deferred financing fees and premium	$224	$250	$689	$750
Total interest	$1,161	$953	$3,345	$2,859

The Company’s senior secured term loan credit agreement requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $250,638 as of September 24, 2021.

As of September 24, 2021, the Company was in compliance with all debt covenants and the Company had reserved $20,541 of the ABL Facility for the issuance of letters of credit. As of September 24, 2021, funds totaling $109,459 were available for borrowing under the ABL Facility. At September 24, 2021, the interest rate charged on the Company’s senior secured term loan was approximately 5.6% and the interest rate charged on the Company’s ABL Facility was approximately 1.3%.

Note 10 – Stockholders’ Equity

Warrants

In connection with an acquisition during the second quarter of fiscal 2021, the Company issued warrants with a fair value of $1,120 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.96 per share. These warrants expire on April 22, 2024.

Equity Awards

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 24, 2021:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2020	901,318	$16.14	—	$—	26,952	$30.16
Granted	356,956	31.72	199,231	32.00	199,241	31.44
Vested	(588,535)	12.09	—	—	—	—
Forfeited	(61,306)	27.41	(12,536)	32.00	(14,508)	31.24
Unvested at September 24, 2021	608,433	$28.04	186,695	$32.00	211,685	$31.29

The Company granted 755,428 RSAs to its employees and directors at a weighted average grant date fair value of $31.72 during the thirty-nine weeks ended September 24, 2021. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $2,710 and $2,075 on its RSAs during the thirteen weeks ended September 24, 2021 and September 25, 2020, respectively, and $8,448 and $4,925 during the thirty-nine weeks ended September 24, 2021 and September 25, 2020, respectively.

At September 24, 2021, the total unrecognized compensation cost for unvested RSAs was $20,830 and the weighted-average remaining period was approximately 2.2 years. Of this total, $12,531 related to RSAs with time-based vesting provisions and $8,299 related to RSAs with performance-based vesting provisions. At September 24, 2021, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.1 years and 2.4 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of September 24, 2021, there were 895,646 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $124 and $124 during the thirteen weeks ended September 24, 2021 and September 25, 2020, respectively, and $370 and $365 during the thirty-nine weeks ended September 24, 2021 and September 25, 2020, respectively.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020
Supplemental cash flow disclosures:
Cash paid for income taxes, net of cash received	$(194)	$308
Cash paid for interest, net of cash received	$10,690	$12,741
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,965	$20,206
Operating cash flows from finance leases	$411	$411
ROU assets obtained in exchange for lease liabilities:
Operating leases	$13,308	$5,800
Finance leases	$536	$14,017
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$1,120	$—
Contingent earn-out liabilities for acquisitions	$3,400	$3,464

Note 13 – Coronavirus Aid, Relief, and Economic Security Act

In response to the Pandemic, the Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. Among other provisions it allows for a refundable Employee Retention Tax Credit (“ETRC”) to eligible employers equal to 50% of qualified wages paid to employees from March 12, 2020 to December 31, 2020, capped at $10 per employee. In December 2020, the Consolidated Appropriations Act of 2021 was passed, which expands the ETRC by increasing the credit to 70% of qualified wages paid from January 1, 2021 through June 30, 2021, capped at $10 per employee per quarter. During the second quarter of fiscal 2021, the Company recognized a receivable of $1,418 related to the ETRC which is presented within prepaid expenses and other current assets on the consolidated balance sheet and the related expense reduction is presented within selling, general and administrative expenses on the consolidated statements of operations

Note 14 – Subsequent Events

On October 5, 2021, the Company acquired substantially all of the assets of a specialty center-of-plate producer and distributor in Las Vegas, Nevada. The purchase price was approximately $3,025 paid in cash at closing and is subject to a customary working capital true-up. The Company is required to pay additional contingent consideration, if earned, of up to $5,000 over a four-year period upon successful attainment of certain performance targets.

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

Effect of the COVID-19 Pandemic on our Business and Operations

Many of our customers have been adversely impacted by the COVID-19 pandemic (the “Pandemic”), however we have seen sequential improvement in our business throughout fiscal 2021 which has contributed to organic sales growth of $213.7 million during the third quarter of fiscal 2021 compared to the prior year quarter.

We closed the quarter with total cash and cash equivalents of $134.2 million, and approximately $109.5 million of remaining availability under our asset-based loan facility as of September 24, 2021.

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

Recent Acquisitions

During the second quarter of fiscal 2021, we completed two acquisitions for an aggregate purchase price of approximately $8.4 million, consisting of $7.3 million paid in cash at closing, subject to customary working capital adjustments, and common stock warrants valued at approximately $1.1 million. We will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $4.2 million in aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales	$484,321	$254,030	$1,187,506	$829,957
Cost of sales	374,346	193,668	922,710	640,681
Gross profit	109,975	60,362	264,796	189,276
Selling, general and administrative expenses	99,431	76,433	270,034	253,480
Other operating (income) expenses, net	105	(4,146)	(208)	(9,812)
Operating income (loss)	10,439	(11,925)	(5,030)	(54,392)
Interest expense	4,191	4,706	13,362	15,602
Income (loss) before income taxes	6,248	(16,631)	(18,392)	(69,994)
Provision for income tax expense (benefit)	2,792	(5,204)	(5,025)	(24,148)
Net income (loss)	$3,456	$(11,427)	$(13,367)	$(45,846)

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

Thirteen Weeks Ended September 24, 2021 Compared to Thirteen Weeks Ended September 25, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$484,321	$254,030	$230,291	90.7%

Organic growth contributed $213.7 million, or 84.2%, to sales growth and the remaining sales growth of $16.6 million, or 6.5%, resulted from acquisitions. Organic case count increased approximately 57.5% in our specialty category. In addition, specialty unique customers and placements increased 36.9% and 50.4%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 56.9% compared to the prior year. Estimated inflation was 10.9% in our specialty category and 28.0% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	109,975	60,362	49,613	82.2%
Gross profit margin	22.7%	23.8%

Gross profit increased primarily as a result of increased sales. Gross profit margin decreased approximately 105 basis points. Gross profit margins increased 301 basis points in the Company’s specialty category due to higher estimated inventory losses due to the impacts of COVID-19 in the prior year quarter, partially offset by inflation. Gross profit margins decreased 488 basis points in the Company’s center-of-the-plate category due to inflation and higher retail sales in the prior year quarter.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	99,431	76,433	22,998	30.1%
Percentage of net sales	20.5%	30.1%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth.

Other Operating (Income) Expenses, Net

	2021	2020	$ Change	% Change
Other operating (income) expenses, net	105	(4,146)	4,251	(102.5)%

The increase in net other operating expenses was primarily due to non-cash charges of $0.1 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $4.6 million in the prior year period.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	4,191	4,706	(515)	(10.9)%

Interest expense decreased primarily due to lower effective interest rates on our outstanding debt as a result of the $50.0 million aggregate principal amount of Convertible Senior Notes issued on March 1, 2021 which were used to repay higher interest rate debt.

Provision for Income Taxes

	2021	2020	$ Change	% Change
Provision for income tax expense (benefit)	2,792	(5,204)	7,996	(153.7)%
Effective tax rate	44.7%	31.3%

The effective tax rate in the current period is driven by various discrete items. The Company’s effective tax rate excluding these discrete items was approximately 29.2%. The higher effective tax rate in fiscal 2020 is primarily related to our net loss forecast for fiscal 2020 which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Thirty-Nine Weeks Ended September 24, 2021 Compared to Thirty-Nine Weeks Ended September 25, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$1,187,506	$829,957	$357,549	43.1%

Organic growth contributed $322.1 million, or 38.8%, to sales growth and the remaining sales growth of $35.5 million, or 4.3%, resulted from acquisitions. Organic case count increased approximately 22.9% in our specialty category. In addition, specialty unique customers and placements increased 23.0% and 23.8%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 21.2% compared to the prior year. Estimated inflation was 8.7% in our specialty category and 14.2% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	264,796	189,276	75,520	39.9%
Gross profit margin	22.3%	22.8%

Gross profit increased primarily as a result of sales growth. Gross profit margin decreased approximately 51 basis points. Gross profit margins increased 292 basis points in the Company’s specialty category due to higher estimated inventory losses due to the impacts of COVID-19 in the prior year quarter, partially offset by inflation. Gross profit margins decreased 376 basis points in the Company’s center-of-the-plate category due to inflation. Our prior year gross profit results include a charge of approximately $9.8 million related to estimated inventory losses from obsolescence at the onset of the Pandemic.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	270,034	253,480	16,554	6.5%
Percentage of net sales	22.7%	30.5%

The increase in selling, general and administrative expense relates primarily to higher operating expenses in fiscal 2021 to support sales growth, partially offset by an estimated non-cash charge of approximately $15.8 million recorded in the prior year related to incremental bad debt expense. Our ratio of selling, general and administrative expenses to net sales was lower as a result of sales growth and of the Pandemic’s adverse impacts to our sales growth and a 104 basis point decrease in non-cash charges related to bad debt expense.

Other Operating (Income ) Expenses, Net

	2021	2020	$ Change	% Change
Other operating income, net	(208)	(9,812)	9,604	(97.9)%

The decrease in net other operating income relates primarily to non-cash credits of $1.4 million for changes in the fair value of our contingent earn-out liabilities in the fiscal 2021 period compared to non-cash credits of $11.2 million in the prior year period and a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	13,362	15,602	(2,240)	(14.4)%

Interest expense decreased primarily due to $1.2 million in one-time third-party costs incurred during the second quarter of 2020 in connection with the extension of a majority of our senior secured term loans and lower effective interest rates charged on our outstanding debt as a result of the $50.0 million aggregate principal amount of Convertible Senior Notes issued on March 1, 2021 which were used to repay higher interest rate debt.

Provision for Income Taxes

	2021	2020	$ Change	% Change
Provision for income tax benefit	(5,025)	(24,148)	19,123	(79.2)%
Effective tax rate	27.3%	34.5%

The higher effective tax rate in the prior period is primarily related to the carryback of a portion of our fiscal 2020 net loss which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	September 24, 2021	December 25, 2020
Senior secured term loan	$169,103	$201,553
Total convertible debt	204,000	154,000
Borrowings outstanding on asset-based loan facility	20,000	40,000
Finance leases and other financing obligations	14,350	15,798
Total	$407,453	$411,351

As of September 24, 2021, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $393.1 million.

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

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	September 24, 2021	December 25, 2020
Cash and cash equivalents	$134,217	$193,281
Working capital, excluding cash and cash equivalents	138,379	94,279
Availability under asset-based loan facility	109,459	50,282
Total	$382,055	$337,842

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2021	September 25, 2020
Net loss	$(13,367)	$(45,846)
Non-cash charges	$30,729	$35,259
Changes in working capital	$(43,692)	$64,456
Cash (used in) provided by operating activities	$(26,330)	$53,869
Cash used in investing activities	$(25,152)	$(65,846)
Cash (used in) provided by financing activities	$(7,493)	$80,457

Net cash used in operations was $26.3 million for the thirty-nine weeks ended September 24, 2021 consisting of a net loss of $13.4 million offset by $30.7 million of non-cash charges and investments in working capital growth of $43.7 million. Non-cash charges decreased $4.5 million primarily due to a $15.8 million charge incurred in the prior year related to incremental bad debt expense due to the onset of the Pandemic, partially offset by changes in the fair value of earn-out liabilities. The cash used for working capital growth of $108.1 million is primarily driven by the Company’s reinvestment in working capital to support sales growth.

Net cash used in investing activities was $25.2 million for the thirty-nine weeks ended September 24, 2021, driven by capital expenditures of $17.9 million which included the build-outs of our Los Angeles, New England and Miami distribution facilities and $7.3 million in cash paid for acquisitions.

Net cash used in financing activities was $7.5 million for the thirty-nine weeks ended September 24, 2021, driven by $35.9 million of payments made on senior term loans and finance lease obligations and a $20.0 million payment on our asset-based loan facility, partially offset by $51.8 million of proceeds from the issuance of additional convertible senior notes.

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

Off-Balance Sheet Arrangements

As of September 24, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 24, 2021, we had an aggregate $189.1 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.4 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 24, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 26, 2021 to July 23, 2021	—	$—	—	—
July 24, 2021 to August 20, 2021	1,732	29.62	—	—
August 21, 2021 to September 24, 2021	285	27.42	—	—
Total	2,017	$29.31	—	—

(1)During the thirteen weeks ended September 24, 2021, we withheld 2,017 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

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

    *    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 27, 2021.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 27, 2021	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2021	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)