Form 10-K
period 2021-12-24
Chefs' Warehouse, Inc.
filed 2022-02-22
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 24, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 25, 2021): $910,539,402

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2022
Common Stock, $.01 par value per share	37,886,478 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 20, 2022 (“Proxy Statement”)	Part III

Total number of pages: 83

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
•our distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products;
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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 50,000 stock-keeping units (“SKUs”) from more than 2,500 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our mail and e-commerce platform of Allen Brothers, Inc. (“Allen Brothers”) and through our direct-to-consumer e-commerce platform by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

Since our formation in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.3 billion for the fiscal year ended December 29, 2017 to $1.7 billion for the fiscal year ended December 24, 2021. Our historical sales growth and our ability to manage through the material adverse impacts of the COVID-19 pandemic (the “Pandemic”) on our business are the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 29, 2017, we have completed twelve acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these twelve acquisitions resulted in aggregate up-front cash consideration of more than $112.7 million, which we funded with cash generated from our operations, borrowings under our then existing indebtedness and the proceeds of our common stock offerings.

Excluding our direct-to-consumer business, we currently serve more than 35,000 core customer locations in our nineteen primary geographic markets across the United States and Canada, including New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, and Denver. By leveraging an experienced and sophisticated sales force of approximately 570 sales and customer service professionals, we maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers. We operate 40 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Effect of the COVID-19 Pandemic on our Business

The Pandemic has had and continues to have an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we continued to provide our core customers with high touch service, executed on our cost control measures and returned to profitability during the second quarter of fiscal 2021. Furthermore, as of December 24, 2021, we had $157.8 million of working capital, including cash and cash equivalents of $115.2 million, on our balance sheet and $109.5 million of availability on our asset-based loan facility. Our liquidity position, puts us in a strategic position to invest in growth and take advantage of business development opportunities as we continue to recover from the Pandemic.

The extent to which the Pandemic will impact our financial condition or results of operations in the future is uncertain and will depend on future developments, including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

Competitive Strengths

We believe that, during our over 30-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, New England, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento and Texas, create and set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

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

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 35,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools, including The Culinary Institute of America which has been a customer of ours for more than ten years. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our core customers.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 570 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 40 distribution centers located throughout the United States and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 50,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 90 years at The Chefs’ Warehouse and other foodservice distribution companies, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders, as well as experienced professionals with expertise in the foodservice distribution industry and in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources.

Our Growth Strategies

We believe substantial organic growth opportunities exist to recover our sales volumes to pre-Pandemic levels in all our current markets through increased penetration of our existing customers and the addition of new customers, and we have identified new markets that we believe also present opportunities for future expansion. Key elements of our growth strategy include the following:

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

Expand our Customer Base Within our Existing Markets. We serve more than 35,000 core customer locations, excluding our direct-to-consumer business, in the United States and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 35-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed twenty-three acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 35,000 distinct core customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, and Denver. We believe that many of these markets set the culinary trends for the rest of the United States and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 7.5% of total net sales for our 2021 fiscal year.

Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform. Additionally, in response to the Pandemic, we expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

Set forth below is a breakdown of the primary geographic markets we serve and the year we entered each market:

Market Name	Geographies Served	Year Entered
New York	New York to Atlantic City	1985
Washington, D.C.	Baltimore to Richmond	1999
Los Angeles	Santa Barbara to San Diego and Phoenix	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Orlando to Miami	2010
Portland	Portland	2011
Columbus	Midwest	2012
Cincinnati	Dayton to Lexington	2013
Chicago	Chicago	2013
Vancouver	Vancouver and Western Canada	2013
Edmonton	Edmonton and Calgary	2013
Toronto	Toronto	2013
Seattle	Seattle	2013
Sacramento	Sacramento	2015
Philadelphia	Philadelphia	2018
Texas	Texas	2018
New England	New England	2020
Denver	Denver	2021

We extend credit to virtually all of our core customers on varying terms. Most of our customers have payment terms from 14 -60 days. We complete a formal credit assessment of all significant new core customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

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

We continuously evaluate potential additions to our product portfolio based on both existing and anticipated trends in the culinary industry. Our buyers have numerous contacts with suppliers throughout North America, Europe, Asia and South America and are always looking for new and interesting products that will aid our customers as they seek to keep up with the latest developments in the culinary industry. Our ability to successfully distribute a significant portion of the total production of smaller, regional and artisanal specialty food producers allows us the opportunity to be these producers’ primary route-to-market in our markets without, in most cases, requiring us to make contractual commitments regarding guaranteed volume. We are also able to leverage our scale and successful track record of distributing products sourced from outside the United States and Canada to minimize importing costs.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 570 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

•Outside Sales Associates: Responsible for identifying sales opportunities, educating customers and acting as our public representatives.
•Inside Sales Associates: Responsible for processing customer orders and arranging for delivery and payment.
•Product Specialists: Responsible for maintaining specialized product knowledge and educating our outside sales associates and customers regarding new products and general developments in several specific categories, including meat, seafood, pastry and cheese.

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

Our Suppliers

We are committed to providing our customers with an unrivaled portfolio of specialty food products, as well as a comprehensive broadline product offering, produce and center-of-the-plate products. To fulfill this commitment, we maintain strong sourcing relationships with numerous producers of high-quality artisan and regional specialty food products, as well as a wide range of broadline product suppliers, produce and protein vendors. Our importing arm also provides us with access to exclusive items such as regional olive oils, truffles and charcuterie sourced from Italy, Spain, France and other Mediterranean countries.

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

Our Operations and Distribution Centers

Operating out of 40 distribution centers of varying size and, despite the impacts of the Pandemic, providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. We have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

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

We employ advanced routing and logistics planning software, which maximizes the number of daily deliveries that each of our trucks can make, while also enabling us to typically make deliveries within each customer’s preferred two to three hour time window. We’ve deployed truck scanning across most of our fleet which allows us to monitor the delivery of product to our customers on a real-time basis. For our direct-to-consumer business, we ship through nationally recognized couriers. We also use GPS and vehicle monitoring technology, including on-board camera technology, to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers, by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

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

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte, Fells Point, Bassian Farms, Sid Wainer & Son, Cambridge Packing, Foley Fish, Silver State Meats and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital Management

As of December 24, 2021, we had 2,712 full-time employees, 243 of whom (approximately 9%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2022 and 2025. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Social and Environmental Responsibility

We are committed to upholding ethical, socially responsible and environmentally conscious business practices, consistent with our corporate values, to promote long-term and sustainable change. In 2021, we adopted or amended corporate policies intended to further strengthen and promote our commitment to social and environmental responsibility with our directors, employees, leaders and business partners. Our policy on salient human rights risks identifies key human rights issues related to our business activities and business relationships, including promoting a safe and healthy work environment, providing a fair and inclusive work environment and combating forced and underage labor. Our Human Rights Policy details our commitment to upholding fundamental human rights, and our Code of Conduct for Suppliers reflects our commitment to extending ethical business practices throughout our supply chain. Our Environmental, Health and Safety Policy promotes and protects the health and safety of our employees and reinforces our commitment to environmental stewardship, such as through our endorsement of the United Nations Global Compact CEO Water Mandate.

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

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	62
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

John Pappas Vice Chairman and Director	58
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

James Leddy Chief Financial Officer	58
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	41
Alexandros Aldous is our General Counsel, Corporate Secretary, Chief Government Relations Officer & Chief Administrative Officer, positions he has held since joining us in March 2011, our IPO on July 27, 2011, March 8, 2017, and September 16, 2021, respectively. Mr. Aldous is also an adjunct Professor of Law at the Washington College of Law, American University. Mr. Aldous's prior work experience includes working as an attorney with Barclays Capital, the investment banking division of Barclays Bank PLC, in London, where he focused primarily on mergers and acquisitions and capital markets, and prior to that, working as an attorney with Shearman & Sterling LLP, in New York, where he focused primarily on mergers and acquisitions. Mr. Aldous is a member of both the Government Relations Leadership Committee and General Counsel Committee of the International Foodservice Distributors Association; a member of the Board of Directors of World Trade Center Miami, including chairperson of its Government Relations Committee; a member of the Board of Trustees of the American College of Greece, including a member of both its Audit Committee and Pierce College Committee; co-chairperson of the Global Alumni Advisory Board of the American College of Greece; and a member of the Board of Advisors of American University's School of International Service. Mr. Aldous earned a B.A. in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, District of Columbia, and England and Wales.

Timothy McCauley Chief Accounting Officer	57
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

Our business is exposed to reductions in consumer discretionary spending because our target customers operate in the food-away-from-home industry. Consumer discretionary spending may be affected by many factors outside of our control, including general economic conditions, inflation, disposable income levels and consumer confidence levels. In uncertain economic environments, consumers may choose to spend discretionary dollars less frequently which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across lower sales volume. Also, similar economic conditions could lead to consumers purchasing less from our direct-to-consumer platforms. Moreover, if a prolonged downturn or uncertain outlook in the economy were to occur, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis or purchasing less on our direct-to-consumer platforms. Accordingly, adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

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

We operate within a segment of the foodservice distribution industry, which is an industry characterized by a high volume of sales with relatively low profit margins. Although our profit margins are typically higher than more traditional broadline foodservice distributors, they are still relatively low compared to other industries’ profit margins. Volatile food costs may have a direct impact upon our profitability. Prolonged periods of product cost inflation may have a negative impact on our profit margins and results of operations to the extent we are unable to pass on all or a portion of such product cost increases to our customers. In addition, product cost inflation may negatively impact consumer discretionary spending decisions within our customers’ establishments, which could adversely impact our sales. Conversely, our profit levels may be negatively impacted during periods of product cost deflation even though our gross profit as a percentage of sales may remain relatively constant. However, some of our products, particularly certain of our center-of-the-plate protein items, are priced on a “cost plus” markup, which helps mitigate the negative impact of deflation. If our product mix changes, we may face increased risks of margin compression, as we may be unable to achieve the same level of profit margins as we are able to capture on our traditional specialty products. Our inability to effectively price our specialty food products, produce or center-of-the-plate products, to quickly respond to inflationary and deflationary cost pressures and to reduce our expenses could have a material adverse impact on our business, financial condition or results of operations.

We have significant competition from a variety of sources, and we may not be able to compete successfully.

The foodservice distribution industry is highly fragmented and competitive, and our future success will be largely dependent upon our ability to profitably meet our customers’ needs for certain gourmet foods and ingredients, varying drop sizes, high service levels and timely delivery. We compete with numerous smaller distributors on a local level, as well as with a limited number of larger, traditional broadline foodservice distributors. We cannot assure investors that our current or potential competitors will not provide specialty food products and ingredients, produce, center-of-the-plate protein items or services that are comparable or superior to those provided by us at prices that are lower than the prices we charge or adapt more quickly than we do to evolving culinary trends or changing market requirements. It is also possible that alliances among competitors may develop and rapidly acquire significant market share. Accordingly, we cannot assure investors that we will be able to compete effectively against current and future competitors, and increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We believe that we have built a strong reputation for the breadth and depth of our product portfolio and the brands we carry and that we must protect and grow their value to be successful in the future. Any incident that erodes consumer confidence in or affinity for our specialty food, produce or center-of-the-plate products or brands, whether or not justified, could significantly reduce their respective values and damage our business. If our customers perceive or experience a reduction in the quality or selection of our products and brands or our customer service, or in any way believe that we failed to deliver a consistently positive experience, our business, financial condition or results of operations may be affected in a materially adverse manner.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $300 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

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

Supply Chain and Labor Risk

Conditions beyond our control could materially affect the cost and/or availability of our specialty food products, produce or center-of-the-plate products and/or interrupt our distribution network.

Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We obtain a significant portion of our specialty food products, produce and center-of-the-plate products from local, regional, national and international third-party suppliers. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products, produce or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Additionally, weather, governmental regulation, water shortages, availability and seasonality may affect our food costs or cause a disruption in the quantity of our supply. For example, weather patterns in recent years have resulted in lower than normal or, conversely, higher than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states affected by such weather. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates and a stable labor force in developing nations, such as the

Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

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

We may also be subject to material supply chain interruptions based upon conditions outside of our control. These interruptions could include work slowdowns, work interruptions, strikes or other adverse employment actions taken by employees of ours or our suppliers, short-term weather conditions or more prolonged climate change, crop conditions, product recalls, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands and natural disasters or other catastrophic events, such as food-borne illnesses, pandemics or bioterrorism. The efficiency and effectiveness of our distribution network is dependent upon our suppliers’ ability to consistently deliver the specialty food products, produce, meat, poultry and seafood we need in the quantities and at the times and prices we request. Accordingly, if we are unable to obtain the specialty food products, produce, meat, poultry or seafood that comprise a significant percentage of our product portfolio in a timely manner and in the quantities and at the prices we request as a result of any of the foregoing factors or otherwise, we may be unable to fulfill our obligations to customers who may, as a result of any such failure, resort to other distributors for their food product needs or change the types of products they buy from us to products that are less profitable for us.

Our distribution of center-of-the-plate products, like meat, poultry and seafood involves exposure to price volatility experienced by those products.

With our distribution of center-of-the-plate products like meat, poultry and seafood, we are susceptible to increases in the prices of those products, and we cannot assure investors in our common stock that all or part of any increased costs experienced by us from time to time can be passed along to consumers of our products, in a timely manner or at all. Conversely, rapid downward pricing for these products, including as a result of export restrictions on U.S. beef products or lower demand internationally for U.S. beef products, may result in us lowering our prices to our customers even though our inventory on hand is at a higher cost. The supply and market price of our center-of the plate products are typically more volatile than most of our core specialty products and are dependent upon a variety of factors over which we have no control, including the relative cost of feed and energy, weather, livestock diseases, government regulation and the availability of beef, chicken and seafood.

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

In addition, meat, poultry and seafood products that we distribute could be subject to recall because they are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Our meat, poultry and seafood products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in the meat, poultry and seafood products that we distribute. These pathogens can also be introduced as a result of improper handling in our facilities or at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Illness and death may result if the pathogens are not eliminated before these products are sold to customers.

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

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the plate facilities, on the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. We cannot assure investors that we will be able to attract and retain qualified individuals in the future. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. We are subject to the risk of employment-related litigation, which we believe increased as a result of our large workforce in California and New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

As of December 24, 2021, we had 2,712 full-time employees, 243 of whom (approximately 9%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2022 and 2025. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.

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

For instance, the outbreak of the Pandemic has had, and could continue to have, an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The Pandemic may also have exacerbated many of the other risks described in this section or may have the potential to do so in the future. The extent to which the Pandemic impacts our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

Because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations spanning from New York to Atlantic City, accounted for approximately 19.1% of our net sales for fiscal year 2021. We are therefore particularly exposed to downturns in this regional economy. We also have significant operations in the San Francisco Bay area, Los Angeles, California and New England. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, California and New England areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, New England, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami and Orlando are particularly susceptible to hurricanes and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases, these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

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

Additionally, concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions. Increased regulation regarding greenhouse gas emissions, especially diesel engine emissions, could impose substantial costs upon us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our vehicles prematurely.

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

As of December 24, 2021, we had approximately $404.3 million of total indebtedness, consisting of $168.7 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $204.0 million of convertible debt and $11.6 million of finance leases. We had $20.0 million borrowings outstanding under our asset-based loan facility (“ABL”). See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

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

As of February 7, 2022, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 10.8% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 9.3% of our outstanding shares of common stock as of February 7, 2022. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Our board of directors is authorized to issue up to 5 million shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our stockholders may impede a takeover of us and prevent a transaction favorable to our stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We operate 40 distributions centers located in the United States and Canada totaling approximately 2.5 million square feet. We own two distribution facilities in Massachusetts with a combined 241,00 square feet, a 59,500 square foot distribution center in Cincinnati, Ohio and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. All of our other properties are leased. The following table sets forth our significant distribution, protein processing, corporate and other support facilities by state or province and their approximate aggregate square footage as of February 11, 2022.

State / Province	Number of Facilities	Aggregate Size
California	9	684,700
Maryland	4	275,500
Massachusetts	4	274,000
Florida	4	262,400
Texas	4	234,700
New York	1	231,100
Illinois	3	144,200
Ohio	2	120,400
Nevada	2	101,900
Oregon	1	55,500
Ontario	1	51,300
New Jersey	1	38,400
Connecticut (1)	1	29,200
British Columbia	1	24,900
Alberta	2	18,100
Arizona	1	14,500
Washington	1	10,500
Colorado	1	3,600
Total	43	2,574,900
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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of February 8, 2022, there were 198 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 30, 2016 through December 24, 2021 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 30, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 30, 2016

	December 30, 2016	December 29, 2017	December 28, 2018	December 27, 2019	December 25, 2020	December 24, 2021
The Chefs’ Warehouse, Inc.	$100.00	$129.75	$198.29	$240.32	$151.20	$206.14
NASDAQ Composite Index	$100.00	$128.24	$122.32	$167.31	$237.87	$290.79
S&P Smallcap Food Distributor Index	$100.00	$68.41	$43.45	$40.68	$43.41	$84.12

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 25, 2021 to October 22, 2021	—	$—	—	—
October 23, 2021 to November 19, 2021	1,096	36.06	—	—
November 20, 2021 to December 24, 2021	7,730	32.57	—	—
Total	8,826	$33.00	—	—

(1)During the thirteen weeks ended December 24, 2021, we withheld 8,826 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.     RESERVED

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States. We offer more than 50,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins. We serve more than 35,000 core customer locations, primarily located in our nineteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers. We expanded our direct-to-consumer product offerings in fiscal 2020 by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

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

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“Pandemic”) has had and continues to have an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we continued to provide our core customers with high touch service, executed on our cost control measures and returned to profitability during the second quarter of fiscal 2021. Furthermore, as of December 24, 2021, we had $157.8 million of working capital, including $115.2 million of cash and cash equivalents, on our balance sheet and $109.5 million of availability on our asset-based loan facility. Our liquidity position, puts us in a strategic position to invest in growth and take advantage of business development opportunities as we continue to recover from the Pandemic.

The extent to which the Pandemic will impact our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

Recent Significant Acquisitions

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

Transition of Trademarks

During the second quarter of fiscal 2021, we committed to a plan to shift our brand strategy to leverage our Allen Brothers brand in our New England market and determined our Cambridge trademark did not fit our long-term strategic objectives. As a result, we recognized a $0.6 million impairment charge, $0.4 million net of tax, to fully write-down the net book value of our Cambridge trademark.

During the fourth quarter of fiscal 2020, we committed to a plan to shift our brand strategy to leverage our Allen Brothers brand in our west coast region and determined that our Del Monte, Ports Seafood and Bassian Farms trademarks did not fit our long-term strategic objectives. This brand transition began in the second quarter of fiscal 2021. As a result, we recorded a $24.2 million impairment charge, $17.5 million net of tax, to write-down the value of our Del Monte and Bassian Farms trademarks.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 2.5 million square feet in 40 distribution facilities as of February 11, 2022. From fiscal 2019 through the end of fiscal 2021, we have invested significantly in acquisitions, infrastructure and management.

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

Key Financial Definitions

•Net sales: Net sales consist primarily of sales of specialty products, produce, center-of-the-plate proteins and other food products to independently-owned restaurants and other high-end foodservice customers, which we report net of certain group discounts and customer sales incentives. Net sales also include direct-to-consumer sales on our e-commerce platforms.
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

Results of Operations

	Fiscal Years Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Net sales	$1,745,757	$1,111,631	$1,591,834
Cost of sales	1,355,272	863,480	1,205,266
Gross profit	390,485	248,151	386,568
Selling, general and administrative expenses	379,252	336,394	329,542
Other operating expenses	422	14,417	6,359
Operating income (loss)	10,811	(102,660)	50,667
Interest and other expense, net	17,587	20,946	18,264
(Loss) income before income taxes	(6,776)	(123,606)	32,403
Provision for income tax (benefit) expense	(1,853)	(40,703)	8,210
Net (loss) income	$(4,923)	$(82,903)	$24,193

Fiscal Year Ended December 24, 2021 Compared to Fiscal Year Ended December 25, 2020

Net Sales

	2021	2020	$ Change	% Change
Net sales	$1,745,757	$1,111,631	$634,126	57.0%

Organic growth contributed $574.2 million, or 51.6%, to sales growth in the year primarily driven by our recovery from the Pandemic. The remaining growth of $59.9 million, or 5.4%, resulted from acquisitions. Organic case count increased approximately 33.8% in our specialty category. In addition, specialty unique customers and placements increased 26.1% and 31.6%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category increased 28.2% compared to the prior year. Estimated inflation was 9.6% in our specialty category and 18.1% in our center-of-the-plate category compared to fiscal 2020.

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	$390,485	$248,151	$142,334	57.4%
Gross profit margin	22.4%	22.3%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 4 basis points. Gross profit margins increased 379 basis points in the Company’s specialty category and decreased 350 basis points in the Company’s center-of-the-plate category compared to the prior year period. Our prior year gross profit results include a charge of approximately $14.6 million related to estimated inventory losses from obsolescence due to the Pandemic’s impact on our customers’ purchasing behavior.

Selling, General and Administrative Expenses

	2021	2020	$ Change	% Change
Selling, general and administrative expenses	379,252	336,394	42,858	12.7%
Percentage of net sales	21.7%	30.3%

The increase in selling, general and administrative expense relates primarily to increased sales volumes and acquisitions. Our prior year results include an estimated non-cash charge of approximately $15.8 million to bad debt expense incurred during the first quarter of fiscal 2020 at the onset of the Pandemic. Our ratio of selling, general and administrative expenses to net sales was lower as a result of sales growth.

Other Operating Expenses, Net

	2021	2020	$ Change	% Change
Other operating expenses	422	14,417	(13,995)	(97.1)%

The decrease in net other operating expenses relates primarily to a $24.2 million impairment charge for Del Monte and Bassian trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our west coast region during the fourth quarter of fiscal 2020 and non-cash credits of $1.3 million for changes in the fair value of our contingent earn-out liabilities in the fiscal 2021 period compared to non-cash credits of $11.5 million in the prior year period.

Interest Expense

	2021	2020	$ Change	% Change
Interest expense	17,587	20,946	$(3,359)	(16.0)%

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

Provision for Income Tax Benefit

	2021	2020	$ Change	% Change
Provision for income tax benefit	(1,853)	(40,703)	$38,850	(95.4)%
Effective tax rate	27.3%	32.9%

The higher effective tax rate in the prior period is primarily related to the carryback of a portion of our fiscal 2020 net taxable loss which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

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

Gross Profit

	2020	2019	$ Change	% Change
Gross profit	248,151	386,568	$(138,417)	(35.8)%
Gross profit margin	22.3%	24.3%

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

Other Operating Expenses, Net

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

Provision for Income Tax (Benefit) Expense

	2020	2019	$ Change	% Change
Provision for income tax (benefit) expense	(40,703)	8,210	$(48,913)	(595.8)%
Effective tax rate	32.9%	25.3%

The higher effective tax rate is primarily related to our net taxable loss for fiscal 2020 which allows us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	December 24, 2021	December 25, 2020	December 27, 2019
Senior secured term loan	$168,675	$201,553	$238,129
Total convertible debt	$204,000	$154,000	$154,000
Borrowings outstanding on asset-based loan facility	$20,000	$40,000	$—
Finance leases and other financing obligations	$11,602	$15,798	$3,905

As of December 24, 2021, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $392.7 million. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

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

On March 18, 2020, we drew $100.0 million on our asset-based loan facility to increase our cash on hand during the early stages of the Pandemic’s impact to our business and have subsequently repaid $80.0 million of the draw.

On November 22, 2019, we issued $150.0 million aggregate principal amount of 1.875% Convertible Senior Notes (the “Senior Notes”). Approximately $43.2 million of the net proceeds were used to repay all borrowings then outstanding under our ABL and the remainder was used for working capital, general corporate purposes and acquisitions.

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

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	December 24, 2021	December 25, 2020	December 27, 2019
Cash and cash equivalents	$115,155	$193,281	$140,233
Working capital,(1) excluding cash and cash equivalents	$157,787	$94,279	$162,772
Availability under asset-based loan facility	$109,459	$50,282	$90,015
(1)We define working capital as current assets less current liabilities.

We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Our capital expenditures, excluding cash paid for acquisitions, were approximately $38.8 million for fiscal 2021. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2022 will be approximately $35.0 million to $45.0 million.

Cash Flows

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Net (loss) income	$(4,923)	$(82,903)	$24,193
Non-cash charges	$47,372	$62,509	$47,625
Changes in working capital	$(62,348)	$63,275	$(26,811)
Cash (used in) provided by operating activities	$(19,899)	$42,881	$45,007
Cash used in investing activities	$(48,991)	$(67,968)	$(44,154)
Cash (used in) provided by financing activities	$(9,222)	$78,056	$96,947

Fiscal Year 2021 Cash Flows

Net cash used in operations was $19.9 million for fiscal 2021 consisting of a $4.9 million net loss and and investments in working capital of $62.3 million, partially offset by $47.4 million of non-cash charges. Non-cash charges decreased predominately due to the $24.2 million write down of Del Monte and Bassian trademarks in fiscal 2020. The cash used in working capital of $62.3 million is primarily driven by reinvestment in working capital to support growth.

Net cash used in investing activities was $49.0 million in fiscal 2021 driven by $38.8 million in capital expenditures which included the build-outs of our Los Angeles, New England and Miami distribution facilities. We used $10.2 million in cash to fund several acquisitions.

Net cash used in financing activities was $9.2 million for fiscal 2021 driven by $37.6 million of payments made on senior term loans and finance lease obligations and a $20.0 million payment on our asset-based loan facility, partially offset by $51.8 million of proceeds from the issuance of additional convertible senior notes.

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

Net cash used in investing activities was $68.0 million in fiscal 2020 driven by $7.0 million in capital expenditures which included implementations of our Enterprise Resource Planning (“ERP”) system. We used $60.9 million in cash to fund acquisitions, the most significant of which were Sid Wainer and Cambridge.

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

Commitments and Significant Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 24, 2021:

	Payments Due by Period (1, 2)
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
	(In thousands)
Indebtedness	$403,991	$5,662	$234,790	$163,539	$—
Finance lease obligations	$12,748	$3,834	$5,553	$3,192	$169
Pension exit liabilities	$1,861	$170	$375	$428	$888
Long-term operating leases	$216,423	$24,726	$38,167	$27,644	$125,886

Total	$635,023	$34,392	$278,885	$194,803	$126,943

(1)Interest on our various outstanding debt instruments is included in the above table, except for our Term Loans and ABL, which have floating interest rates. At December 24, 2021, we had borrowings of $168.7 million under our Term Loans and $20.0 million under our ABL. See Note 9 “Debt Obligations” to our consolidated financial statements for further information on our debt instruments.
(2)The table above excludes $6.9 million of total contingent earn-out liabilities related to certain acquisitions as of December 24, 2021 and approximately $10.0 million of lease payments related leases for distribution facilities that do not commence until fiscal 2022.

We had outstanding letters of credit of approximately $20.5 million and $20.1 million at December 24, 2021 and December 25, 2020, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities.

Off-Balance Sheet Arrangements

As of December 24, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $172.5 million and $96.4 million, net of the allowance for doubtful accounts of $20.3 million and $24.0 million, as of December 24, 2021 and December 25, 2020, respectively.

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

For the fiscal year ended December 24, 2021, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values.

Due to the Pandemic’s adverse impact on our business in fiscal 2020, we performed an interim quantitative goodwill impairment test as of March 27, 2020 and concluded that goodwill was not impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2020 using a quantitative analysis, the results of which indicated that goodwill was not impaired. Total goodwill as of December 24, 2021 and December 25, 2020 was $221.8 million and $214.9 million, respectively.

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

During the second quarter of fiscal 2021, we committed to a plan to shift our brand strategy to leverage the Allen Brothers brand in our New England region and determined the Cambridge trademark did not fit our long-term strategic objectives. As a result, we recognized a $0.6 million impairment charge, $0.4 million net of tax, to fully write-down the net book value of our Cambridge trademark

During the fourth quarter of fiscal 2020, we committed to a plan to shift our brand strategy to leverage our Allen Brothers brand in our west coast region and determined our Del Monte, Ports Seafood and Bassian Farms trademarks did no fit our long-term strategic objectives. This brand transition began in the second quarter of fiscal 2021. The Company assessed these trademarks for impairment and used the relief of royalty method to determine fair value. Significant assumptions used include future sales forecasts, royalty rates and discount rates. As a result, we recorded a $24.2 million impairment charge, $17.5 million net of tax, to write-down the value of our Del Monte and Bassian Farms trademarks.

There have been no other events or changes in circumstances during fiscal 2021 or 2020 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 24, 2021 and December 25, 2020 were $104.7 million and $111.7 million, respectively.

The assessment of the recoverability of goodwill and intangible assets contain uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Self-Insurance Reserves

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $300 thousand per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 24, 2021 and December 25, 2020, we had valuation allowances of $2.0 million and $2.3 million, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 24, 2021, we had an aggregate $188.7 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.4 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, CT
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) and subsidiaries as of December 24, 2021 and December 25, 2020, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 24, 2021, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 24, 2021 and December 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 24, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 24, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
Convertible Notes
As described in Notes 2 and 9 to the consolidated financial statements, the Company issued $50.0 million aggregate principal amount of 1.875% Convertible Senior Notes (the “Notes”) due 2024 in a private placement. In accounting for the issuance of the Notes, the Company concluded that were no potential derivatives that should be accounted for separately.
We identified the accounting evaluation of the Notes as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the contract terms and conditions in accordance with the appropriate existing and recently adopted accounting literature, and (ii) the evaluation of the potential derivatives that may require bifurcation from the debt instrument and evaluation of the appropriate accounting treatment. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) evaluating relevant contract terms and conditions of the Notes in relation to the appropriate existing and recently adopted accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the evaluation of potential derivatives, bifurcation, and accounting treatment for the Notes.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2006.

Stamford, CT
February 22, 2022

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 24, 2021	December 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$115,155	$193,281
Accounts receivable, net of allowance of $20,260 in 2021 and $24,027 in 2020	172,540	96,383
Inventories, net	144,491	82,519
Prepaid expenses and other current assets	37,774	33,479
Total current assets	469,960	405,662
Equipment, leasehold improvements and software, net	133,622	115,448
Operating lease right-of-use assets	130,701	115,224
Goodwill	221,775	214,864
Intangible assets, net	104,743	111,717
Deferred taxes, net	9,380	7,535
Other assets	3,614	3,875
Total assets	$1,073,795	$974,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,284	$57,515
Accrued liabilities	35,390	27,924
Short-term operating lease liabilities	15,882	17,167
Accrued compensation	22,321	9,401
Current portion of long-term debt	5,141	6,095
Total current liabilities	197,018	118,102
Long-term debt, net of current portion	394,160	398,084
Operating lease liabilities	127,296	109,133
Other liabilities and deferred credits	5,110	4,416
Total liabilities	723,584	629,735
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 24, 2021 and December 25, 2020, respectively	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 37,887,675 and 37,274,768 shares issued and outstanding at December 24, 2021 and December 25, 2020, respectively	380	373
Additional paid in capital	314,242	303,734
Accumulated other comprehensive loss	(2,022)	(2,051)
Retained earnings	37,611	42,534
Total stockholders’ equity	350,211	344,590
Total liabilities and stockholders’ equity	$1,073,795	$974,325

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Net sales	$1,745,757	$1,111,631	$1,591,834
Cost of sales	1,355,272	863,480	1,205,266
Gross profit	390,485	248,151	386,568
Selling, general and administrative expenses	379,252	336,394	329,542
Other operating expenses, net	422	14,417	6,359
Operating income (loss)	10,811	(102,660)	50,667
Interest expense	17,587	20,946	18,264
(Loss) income before income taxes	(6,776)	(123,606)	32,403
Provision for income tax (benefit) expense	(1,853)	(40,703)	8,210
Net (loss) income	$(4,923)	$(82,903)	$24,193
Other comprehensive income (loss):
Foreign currency translation adjustments	29	(3)	173
Comprehensive (loss) income	$(4,894)	$(82,906)	$24,366
Net (loss) income per share:
Basic	$(0.13)	$(2.46)	$0.82
Diluted	$(0.13)	$(2.46)	$0.81
Weighted average common shares outstanding:
Basic	36,744,304	33,716,157	29,532,342
Diluted	36,744,304	33,716,157	30,073,338

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 24, 2021, December 25, 2020, and December 27, 2019
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 28, 2018	29,968,483	$300	$207,326	$(2,221)	$103,271	$308,676
Cumulative effect adjustment	—	—	—	—	(2,027)	(2,027)
Net income	—	—	—	—	24,193	24,193
Stock compensation	329,338	3	4,396	—	—	4,399
Option exercises	76,169	1	1,540	—	—	1,541
Cumulative translation adjustment	—	—	—	173	—	173
Shares surrendered to pay withholding taxes	(32,049)	—	(1,022)	—	—	(1,022)
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net income	—	—	—	—	(82,903)	(82,903)
Stock compensation	500,100	5	9,287	—	—	9,292
Public offering	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	(3)	—	(3)
Shares surrendered to pay withholding taxes	(201,888)	(2)	(3,668)	—	—	(3,670)
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(4,923)	(4,923)
Stock compensation	679,330	7	11,472	—	—	11,479
Warrants issued for acquisition	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	29	—	29
Shares surrendered to pay withholding taxes	(66,423)	—	(2,084)	—	—	(2,084)
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 24, 2021, December 25, 2020, and December 27, 2019
(Amounts in thousands)

	December 24, 2021	December 25, 2020	December 27, 2019
Cash flows from operating activities:
Net (loss) income	$(4,923)	$(82,903)	$24,193
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,998	19,774	13,328
Amortization of intangible assets	12,967	13,502	12,663
Provision for allowance for doubtful accounts	(422)	21,372	4,981
Non-cash operating lease expense	1,402	689	2,043
(Benefit) provision for deferred income taxes	(1,845)	(18,418)	2,063
Amortization of deferred financing fees	2,299	3,426	2,168
Stock compensation	11,479	9,292	4,399
Change in fair value of contingent earn-out liabilities	(1,296)	(11,479)	5,879
Intangible asset impairment	597	24,200	—
Loss on asset disposal	193	151	101
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(70,777)	77,590	(13,213)
Inventories	(60,799)	49,050	(9,439)
Prepaid expenses and other current assets	(2,183)	(18,240)	(1,813)
Accounts payable, accrued liabilities and accrued compensation	71,519	(46,442)	3,775
Other assets and liabilities	(108)	1,317	(6,121)
Net cash (used in) provided by operating activities	(19,899)	42,881	45,007

Cash flows from investing activities:
Capital expenditures	(38,801)	(7,036)	(16,077)
Cash paid for acquisitions	(10,190)	(60,932)	(28,077)
Net cash used in investing activities	(48,991)	(67,968)	(44,154)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(37,610)	(40,432)	(1,894)
Proceeds from the issuance of common stock, net of issuance costs	—	85,941	—
Proceeds from debt issuance	51,750	—	150,000
Payment of deferred financing fees	(1,450)	(856)	(5,082)
Proceeds from exercise of stock options	—	—	1,541
Surrender of shares to pay withholding taxes	(1,829)	(3,670)	(1,022)
Cash paid for contingent earn-out liabilities	(83)	(2,927)	(2,412)
Borrowings under asset based loan facility	—	100,000	—
Payments under asset based loan facility	(20,000)	(60,000)	(44,184)
Net cash (used in ) provided by financing activities	(9,222)	78,056	96,947

Effect of foreign currency on cash and cash equivalents	(14)	79	23
Net change in cash and cash equivalents	(78,126)	53,048	97,823
Cash and cash equivalents at beginning of year	193,281	140,233	42,410
Cash and cash equivalents at end of year	$115,155	$193,281	$140,233

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

The COVID-19 Pandemic

The COVID-19 pandemic (the “Pandemic”), has had and continues to have an adverse impact on numerous aspects of the Company’s business and those of its customers including, but not limited to, demand for the Company’s products, cost inflation and labor shortages.

The future impact of the Pandemic on the Company’s business, operations and liquidity is difficult to predict at this time and is highly dependent on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

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

Guidance Not Yet Adopted

There is no recent accounting guidance not yet adopted that is expected to have a material impact on the Company’s financial statements when adopted.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Fiscal Year Ended
	December 24, 2021		December 25, 2020		December 27, 2019
Center-of-the-Plate	$877,060	50.2%	$533,813	48.0%	$711,980	44.7%
Dry Goods	238,758	13.7%	150,631	13.6%	260,976	16.4%
Pastry	178,352	10.2%	135,913	12.2%	221,041	13.9%
Cheeses and Charcuterie	143,048	8.2%	107,915	9.7%	158,834	10.0%
Produce	120,759	6.9%	80,920	7.3%	17,955	1.1%
Dairy and Eggs	79,512	4.6%	38,172	3.4%	110,740	7.0%
Oils and Vinegars	71,369	4.1%	40,389	3.6%	80,155	5.0%
Kitchen Supplies	36,899	2.1%	23,878	2.2%	30,153	1.9%
Total	$1,745,757	100%	$1,111,631	100%	$1,591,834	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $2,294 and $2,558 as of December 24, 2021 and December 25, 2020, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $389 and $174 as of December 24, 2021 and December 25, 2020, respectively. Refund liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $238 and $107 as of December 24, 2021 and December 25, 2020, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the Company’s consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $28,374, $18,682 and $19,785 for fiscal 2021, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $98,697, $78,152 and $85,620 for fiscal 2021, 2020 and 2019, respectively.

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

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019, the recorded purchase incentives totaled approximately $20,296, $12,678 and $21,769, respectively.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Equipment and leasehold improvements are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020 the results of which indicated no impairment. The Company has not recorded any impairment of equipment and leasehold improvements in fiscal 2021, 2020 or 2019.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $14,780 at December 24, 2021 and $14,087 at December 25, 2020.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $460 and $826 of such unamortized costs as of December 24, 2021 and December 25, 2020, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $4,976 and $7,172 of such unamortized costs as of December 24, 2021 and December 25, 2020, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $2,299 for the fiscal year ended December 24, 2021, $3,426 for the fiscal year ended December 25, 2020 and $2,168 for the fiscal year ended December 27, 2019.

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

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020 the results of which indicated no impairment.

During the second quarter of fiscal 2021, the Company recorded a $597 impairment charge, $433 net of tax, to fully write-down the net book value of its Cambridge trademark. During the fourth quarter of fiscal 2020, the Company recorded a $24,200 impairment charge, $17,545 net of tax, to write-down the value of its Del Monte and Bassian Farms trademarks. These impairment charges are presented within other operating expenses on the consolidated statements of operations. See Note 8 for more information.

There have been no other events or changes in circumstances during fiscal 2021, 2020 or 2019, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

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

The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed an interim goodwill impairment test as of March 27, 2020, the results of which indicated no impairment.

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

For the fiscal years ended December 24, 2021 and December 27, 2019, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. The qualitative analysis considered various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others.

There have been no events or changes in circumstances, other than the onset of the Pandemic, during fiscal 2021, 2020 or 2019, indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $683, $720 and $1,268, respectively, for fiscal 2021, 2020 and 2019.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 24, 2021 and December 25, 2020, the Company had valuation allowances of $2,046 and $2,261, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds of $300 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Note 3 – Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Net (loss) income per share:
Basic	$(0.13)	$(2.46)	$0.82
Diluted	$(0.13)	$(2.46)	$0.81
Weighted average common shares:
Basic	36,744,304	33,716,157	29,532,342
Diluted	36,744,304	33,716,157	30,073,338

Reconciliation of net (loss) income per common share:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Numerator:
Net (loss) income	$(4,923)	$(82,903)	$24,193
Add effect of dilutive securities:
Interest on convertible notes, net of tax	—	—	207
Adjusted net (loss) income	$(4,923)	$(82,903)	$24,400
Denominator:
Weighted average basic common shares outstanding	36,744,304	33,716,157	29,532,342
Dilutive effect of unvested common shares	—	—	144,311
Dilutive effect of stock options and warrants	—	—	66,739
Dilutive effect of convertible notes	—	—	329,946
Weighted average diluted common shares outstanding	36,744,304	33,716,157	30,073,338

Potentially dilutive securities that have been excluded from the calculation of diluted net (loss) income per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Restricted share awards	306,084	505,568	132,861
Stock options and warrants	139,198	115,639	—
Convertible notes	4,410,639	3,484,788	76,384

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Fells Point	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 27, 2019	$4,544	$7,957	$—	$2,197	$14,698
Acquisition value	—	—	2,081	1,383	3,464
Cash payments	—	(2,250)	—	(1,677)	(3,927)
Changes in fair value	(4,544)	(4,631)	(1,570)	(734)	(11,479)
Balance December 25, 2020	—	1,076	511	1,169	2,756
Acquisition value	—	—	—	5,500	5,500
Cash payments	—	—	—	(83)	(83)
Changes in fair value	—	57	(511)	(842)	(1,296)
Balance December 24, 2021	$—	$1,133	$—	$5,744	$6,877

The long-term portion of contingent earn-out liabilities was $3,252 and $2,556 as of December 24, 2021 and December 25, 2020, respectively, and are reflected as other liabilities and deferred credits on the Company’s consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

 The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of December 24, 2021 and December 25, 2020 as these instruments had variable interest rates that reflected current market rates available to the Company.

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

	December 24, 2021		December 25, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$206,182	$150,000	$163,204
Convertible Unsecured Note	$4,000	$4,102	$4,000	$4,290

Note 5 – Acquisitions

During fiscal 2021, the Company completed three acquisitions for an aggregate purchase price of approximately $11,310, consisting of $10,190 paid in cash, subject to customary working capital adjustments, and common stock warrants of $1,120. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $9,750 in aggregate. The Company is in the process of finalizing valuations of tangible and intangible assets as of the acquisition dates. When applicable, these valuations require the use of Level 3 inputs. Goodwill for these acquisitions will be amortized over 15 years for tax purposes.

The Company reflected net sales and loss before taxes in its consolidated statement of operations related to the fiscal 2021 acquisitions as follows:

Fiscal Year Ended
December 24, 2021
Net sales	$49,485
Loss before income taxes	$(44)

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

The table below sets forth the purchase price allocation of these and other acquisitions:

	Sid Wainer	Bassian	Other Acquisitions
Current assets	$22,960	$6,657	$14,244
Customer relationships	—	15,530	11,067
Trademarks	3,500	4,610	2,812
Non-compete agreements	—	1,000	—
Goodwill	11,571	13,065	13,636
Fixed assets	19,425	856	1,433
Other assets	—	10	—
Right-of-use assets	8,259	—	2,787
Lease liabilities	(8,259)	—	(2,787)
Current liabilities	(11,294)	(2,501)	(6,449)
Earn-out liability	(2,081)	(7,450)	(7,783)
Other long-term liabilities	—	—	(499)
Issuance of warrants	—	—	(1,120)
Total consideration	$44,081	$31,777	$27,341

The Company recognized professional fees of $450, $435 and $235 in other operating expenses related to acquisition activities in fiscal 2021, 2020 and 2019, respectively. During the years ended December 24, 2021, December 25, 2020, and December 27, 2019, the Company also paid approximately $10,190, $16,851, and $300 respectively, on other strategic acquisitions.

Note 6 – Inventories

Inventories consist primarily of finished product. Our entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence totaling $8,312 and $9,013 at December 24, 2021 and December 25, 2020, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of December 24, 2021 and December 25, 2020 consisted of the following:

	Useful Lives	December 24, 2021	December 25, 2020
Land	Indefinite	$5,020	$5,020
Buildings	20 years	18,406	15,685
Machinery and equipment	5 - 10 years	28,099	24,900
Computers, data processing and other equipment	3 - 7 years	15,480	14,207
Software	3 - 7 years	39,799	33,063
Leasehold improvements	1- 40 years	69,105	68,747
Furniture and fixtures	7 years	3,582	3,500
Vehicles	5 - 10 years	29,632	21,873
Construction-in-process		24,355	8,115
		233,478	195,110
Less: accumulated depreciation and amortization		(99,856)	(79,662)
Equipment, leasehold improvements and software, net		$133,622	$115,448

Construction-in-process at December 24, 2021 related primarily to the build-outs of the Company’s Los Angeles and Miami distribution facilities which are expected to be completed in fiscal 2022 for approximately $20,000. Construction-in-process at December 25, 2020 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system.

The net book value of equipment financed under finance leases at December 24, 2021 and December 25, 2020 was $10,874 and $14,705, respectively. No interest expense was capitalized during the fiscal years ended December 24, 2021, December 25,

2020 and December 27, 2019.

The components of depreciation and amortization expense were as follows:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Depreciation expense	$15,918	$14,984	$9,535
Software amortization	$6,080	$4,790	$3,793

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2019	$197,743
Acquisitions	17,104
Foreign currency translation	17
Carrying amount as of December 25, 2020	214,864
Acquisitions	6,845
Foreign currency translation	66
Carrying amount as of December 24, 2021	$221,775

Other intangible assets as of December 24, 2021 and December 25, 2020 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 24, 2021
Customer relationships	120 months	$155,678	$(74,644)	$81,034
Non-compete agreements	26 months	8,579	(8,018)	561
Trademarks	179 months	36,514	(13,366)	23,148
Total		$200,771	$(96,028)	$104,743
December 25, 2020
Customer relationships	128 months	$141,679	$(55,135)	$86,544
Non-compete agreements	37 months	8,579	(7,752)	827
Trademarks	209 months	44,520	(20,174)	24,346
Total		$194,778	$(83,061)	$111,717

During the second quarter of fiscal 2021, the Company recorded a $597 impairment charge, $433 net of tax, to fully write-down the net book value of its Cambridge trademark.

During fourth quarter of fiscal 2020, the Company committed to a plan to shift its brand strategy, to commence in the second quarter of fiscal 2021, to leverage its Allen Brothers brand in its west coast region and determined its Del Monte, Ports Seafood and Bassian Farms trademarks did not fit the Company’s long-term strategic objectives. The Company assessed these trademarks for impairment and used the relief of royalty method to determine fair value. Significant assumptions used include future sales forecasts, royalty rates and discount rates. As a result of the assessment, the Company recorded a $24,200 impairment charge, $17,545 net of tax, to write-down the value of its Del Monte and Bassian Farms trademarks. This impairment charge is presented within other operating expenses on the consolidated statements of operations.

Amortization expense for other intangibles was $12,967, $13,502 and $12,663 for the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019, respectively.

As of December 24, 2021, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2022	$11,984
2023	10,955
2024	10,097
2025	9,680
2026	9,680
Thereafter	52,347
Total	$104,743

Note 9 – Debt Obligations

Debt obligations as of December 24, 2021 and December 25, 2020 consisted of the following:

	December 24, 2021	December 25, 2020
Senior secured term loan	$168,675	$201,553
Convertible senior notes	200,000	150,000
Asset-based loan facility	20,000	40,000
Finance lease and other financing obligations	11,602	15,798
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue discount	(4,976)	(7,172)
Total debt obligations	399,301	404,179
Less: current installments	(5,141)	(6,095)
Total debt obligations excluding current installments	$394,160	$398,084

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 24, 2021 are as follows:

2022	$1,712
2023	25,712
2024	201,712
2025	163,539
2026	—
Thereafter	—
Total	$392,675

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company refinanced its debt structure by entering into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”) in an aggregate amount of $305,000 (the loans outstanding under the Term Loan Facility, the “Term Loans”) maturing on June 22, 2022. Additionally, the Term Loan Facility includes an accordion which permits the Company to request that the lenders extend additional Term Loans in an aggregate principal amount of up to $50,000 (less the aggregate amount of certain indebtedness incurred to finance acquisitions) plus an unlimited amount subject to the Company’s Total Leverage Ratio not exceeding 4.90:1.00 on a pro forma basis. Substantially all of the Company’s assets are pledged as collateral. Borrowings were used to repay the Company’s senior secured notes, as well as the prior term loan and revolving credit facility. Remaining funds were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

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

On March 1, 2021, the Company repaid all outstanding borrowings under the 2022 tranche of senior secured term loans.

The following table summarizes the key terms of the Term Loans as of December 24, 2021:

Term Loans	Principal Outstanding	Interest Rate	Maturity Date	Scheduled Principal Payments
2025 Tranche	$168,675	LIBOR + 5.5%	June 22, 2025	0.25% per quarter

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

The interest charged on the Term Loans, will be equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the Term Loan Credit Agreement) or LIBOR for one, two, three, six or (if consented to by the lenders) twelve-month interest periods chosen by the Company. The interest rate on the Term Loans at December 24, 2021 was 5.6%.

The Term Loan Facility contains affirmative covenants, negative covenants and events of default customary for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. The Sixth Amendment introduced a minimum liquidity covenant which requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $225,886 as of December 24, 2021. On February 16, 2022, the Company obtained unconditional waivers from its Term Loan and ABL lenders in connection with noncompliance with certain negative covenants under the Company’s Term Loan Credit Agreement.

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

The interest rate charged on borrowing under the ABL is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or LIBOR (except for swingline loans) for one, two, three, six or (if consented to by the lenders) twelve-month, interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments. The interest rate on the ABL at December 24, 2021 was 1.4%.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL falls below $10,000 or 10% of the borrowing base.

The Company had reserved $20,541 of the ABL for the issuance of letters of credit. As of December 24, 2021, funds totaling $109,459 were available for borrowing under the ABL.

Convertible Senior Notes

On November 22, 2019, the Company issued $150,000 aggregate principal amount of 1.875% Convertible Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of November 22, 2019 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Approximately $43,225 of the net proceeds were used to repay all borrowings then outstanding under the ABL and the remainder was used for working capital, general corporate purposes and acquisitions. The Company incurred transaction costs of approximately $5,082 which were capitalized as deferred financing fees to be amortized over the term of the Senior Notes.

On March 1, 2021, the Company issued $50,000 aggregate principal amount of Senior Notes at a premium which were offered as an additional issuance and under the same terms as the Senior Notes initially issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the Company's 2022 tranche of senior secured term loans of $31,166 and repay a portion of borrowings outstanding under the Company’s ABL. The Company incurred transaction costs of approximately $1,350 which were capitalized as deferred financing fees to be amortized over the term of the Convertible Senior Notes due 2024. At December 24, 2021, the effective interest rate charged on the Company’s Convertible Senior Notes was approximately 2.3%.

The net carry value of the Company’s Convertible Senior Notes as of December 24, 2021 and December 25, 2020 was:

	December 24, 2021	December 25, 2020
Principal amount outstanding	$200,000	$150,000
Unamortized deferred financing fees and premium	(2,686)	(3,999)
Net carry value	$197,314	$146,001

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Coupon interest	$3,594	$2,813	$234
Amortization of deferred financing fees and premium	$913	$1,000	$83
Total interest	$4,507	$3,813	$317

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

Preferred Stock Purchase Rights

On March 22, 2020, the Company’s board of directors approved a limited duration Preferred Stock Purchase Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the board of directors approved a dividend of one preferred share purchase right (a “Right”) for each share outstanding share of the Company’s common stock to purchase one one-thousandth of a share of Series A Preferred Stock of the Company at a price of $40.00 per Unit of Preferred Stock, subject to adjustment as provided in the Rights Agreement. The Rights expired on March 21, 2021.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 2,600,000 shares available for grant. As of December 24, 2021, there were 883,042 shares available for grant.

Stock compensation expense was $11,479, $9,292 and $4,399 for the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019, respectively. The related tax benefit for stock-based compensation was $49, $133 and $883 for the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019, respectively.

The following table reflects the activity of RSAs during the fiscal year ended December 24, 2021:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 25, 2020	901,318	$16.14	—	$—	26,952	$30.16
Granted	377,154	31.89	201,547	32.03	199,241	31.44
Vested	(592,057)	12.14	—	—	(24,981)	30.17
Forfeited	(68,419)	27.36	(14,110)	32.00	(16,083)	31.25
Unvested at December 24, 2021	617,996	$28.33	187,437	$32.04	185,129	$31.44

The fair value of RSAs vested during the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019, was $7,848, $8,109 and $3,742, respectively.

These awards are a mix of time-, market- and performance-based grants awarded to key employees and non-employee directors that generally vest over a range of periods up to five-years. The market- and performance-based RSAs generally cliff vest, if at all, after the conclusion of a three-year performance period and vesting is subject to the award recipient’s continued service to the Company as of the vesting date. The number of performance-based RSAs that ultimately vest is based on the Company’s attainment of certain profitability and return on invested capital targets.

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

At December 24, 2021, the total unrecognized compensation cost for the Company’s unvested RSAs was $18,302 to be recognized over a weighted-average period of approximately 2.2 years. Of this total, $10,946 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 2.1 years and $7,356 related to RSAs with performance- or market-based vesting provisions to be recognized over a weighted average period of 2.2 years.

The following table summarizes stock option activity during the fiscal year ended December 24, 2021:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 25, 2020	115,639	$20.23	$2,051	6.2
Outstanding December 24, 2021	115,639	$20.23	$1,427	5.2
Exercisable at December 24, 2021	115,639	20.23	$1,427	5.2

The Company issues new shares upon the exercise of stock options. No stock option expense was recognized during the fiscal years ended December 24, 2021 and December 25, 2020. The Company recognized expense on stock options of $114 during the fiscal year ended December 27, 2019, the year in which all options outstanding were fully vested.  No compensation expense related to the Company’s RSAs or stock options has been capitalized.

Note 11 – Leases

 The components of net lease cost were as follows:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Operating lease cost	$26,531	$27,521	$27,415
Finance lease cost:
Amortization of right-of-use asset	4,667	4,166	308
Interest expense on lease liabilities	555	552	96
Total finance lease cost	$5,222	$4,718	$404
Short-term lease cost	3,491	2,475	2,143
Variable lease cost	3,331	1,990	2,707
Sublease income	(430)	(96)	(514)
Total lease cost, net	$38,145	$36,608	$32,155

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 24, 2021 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2022	$509	$17,085	$7,132	$24,726	$3,834
2023	387	16,145	4,738	21,270	3,041
2024	—	14,711	2,186	16,897	2,512
2025	—	13,644	1,048	14,692	1,992
2026	—	12,949	3	12,952	1,200
Thereafter	—	125,886	—	125,886	169
Total	$896	$200,420	$15,107	$216,423	$12,748
Less interest				(73,245)	(1,146)
Present value				$143,178	$11,602

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 24, 2021	December 25, 2020
Short-term finance lease liabilities	Current portion of long-term debt	$3,429	$4,383
Long-term finance lease liabilities	Long-term debt, net of current portion	$8,173	$11,415

At December 24, 2021, the weighted-average lease term for operating and finance leases was 12.0 years and 4.0 years, respectively. At December 24, 2021, the weighted-average discount rate for operating and finance leases was 6.8% and 4.1%, respectively.

As of December 24, 2021, the Company is contractually obligated to make payments of approximately $9,983 related to leases for distribution facilities that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

Note 12 – Income Taxes

In response to the Pandemic, the Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. Among other provisions it allows for a refundable Employee Retention Tax Credit (“ERTC”) to eligible employers equal to 50% of qualified wages paid to employees from March 12, 2020 to December 31, 2020, capped at $10 per employee. In December 2020, the Consolidated Appropriations Act of 2021 was passed, which expands the ERTC by increasing the credit to 70% of qualified wages paid from January 1, 2021 through June 30, 2021, capped at $10 per employee per quarter. During the second quarter of fiscal 2021, the Company recognized a receivable of $1,418 related to the ERTC which is presented within prepaid expenses and other current assets on the consolidated balance sheet and the related expense reduction is presented within selling, general and administrative expenses on the consolidated statements of operations

The Company’s effective income tax rate was 27.3% and 32.9% for the fifty-two weeks ended December 24, 2021 and December 25, 2020, respectively. The higher effective tax rate in the prior fiscal year is primarily related to the carryback of a portion of the Company’s fiscal 2020 net loss which, under the CARES Act, allows the Company to claim Federal tax refunds against prior year taxes paid, including taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%. The Company’s fiscal 2020 income tax provision reflects the impact of an expected income tax refund receivable of $21,250 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 24, 2021 and December 25, 2020.

The provision for income taxes consists of the following:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Current income tax (benefit) expense:
Federal	$(285)	$(21,877)	$4,003
State	277	(408)	2,144
Total current income tax (benefit) expense	(8)	(22,285)	6,147
Deferred income tax (benefit) expense:
Federal	(2,002)	(10,740)	1,617
Foreign	(22)	50	17
State	179	(7,728)	429
Total deferred income tax (benefit) expense	(1,845)	(18,418)	2,063
Total income tax (benefit) expense	$(1,853)	$(40,703)	$8,210

Income tax (benefit) expense differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Statutory U.S. Federal tax	$(1,423)	$(25,957)	$6,805
Differences due to:
State and local taxes, net of federal benefit	(396)	(6,414)	2,078
Change in valuation allowance	(215)	1,354	95
Changes in tax rates	(55)	24	(95)
Federal NOL rate differential	—	(5,212)	—
Stock compensation	(361)	(102)	(676)
Other	597	(4,396)	3
Income tax (benefit) expense	$(1,853)	$(40,703)	$8,210

Deferred tax assets and liabilities at December 24, 2021 and December 25, 2020 consist of the following:

	December 24, 2021	December 25, 2020
Deferred tax assets:
Receivables and inventory	$9,425	$10,944
Self-insurance reserves	2,211	2,210
Net operating loss carryforwards	15,177	15,413
Debt discount and interest	2,526	3,093
Stock compensation	3,246	1,686
Charitable contribution carryforward	3,865	3,166
Operating lease liabilities	39,335	34,460
Other	1,875	1,307
Total deferred tax assets	77,660	72,279
Deferred tax liabilities:
Property & equipment	(7,808)	(11,289)
Goodwill and intangible assets	(20,648)	(17,709)
Prepaid expenses and other	(1,916)	(2,071)
Operating lease right-of-use assets	(35,862)	(31,414)
Total deferred tax liabilities	(66,234)	(62,483)
Valuation allowance	(2,046)	(2,261)
Total net deferred tax asset	$9,380	$7,535

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2018 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2021. For state tax purposes, the 2017 through 2021 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

The Company considered all available positive and negative evidence to determine if based on the weight of such evidence, a valuation allowance is needed. At December 24, 2021, the Company had a valuation allowance of $2,046, which consisted of $1,235 and $811 against foreign and certain state net operating loss carryforwards, respectively, as they are not expected to be fully realizable in the future. Despite the loss for fiscal year ended December 24, 2021 as a direct impact of the Pandemic, the Company considered the substantial amount of taxable income available in carryback years under applicable tax law, strong history of earnings, no history of tax attributes expiring before utilization, reversing taxable temporary differences scheduled to reverse within the reversal period of the respective deferred tax assets, the long term and indefinite nature of tax attributes on hand, and forecasts of future taxable income in determining a valuation allowance is not needed on the remaining deferred tax assets. However, the impacts of the Pandemic on the Company’s business are uncertain and will depend on future developments, and as such, it is possible that under certain circumstances the Company may be required to recognize a valuation allowance in the future.
The Company’s Canada net operating loss carryforward of $1,458 expires at various dates between fiscal 2038 and 2040. The Company’s state net operating loss carryforwards of $6,328 expire at various dates, the earliest of which expire in fiscal 2026 while others are indefinite-lived. The Company’s federal net operating loss carry forward of $7,391 is indefinite-lived and its charitable contributions carry forward of $3,865 expire between fiscal 2024 and 2026.

The Company’s foreign subsidiaries had operating (loss) income before income taxes as follows:

	Fiscal Year Ended
	December 24, 2021	December 25, 2020	December 27, 2019
Foreign subsidiaries operating (loss) income before income taxes	$(2,420)	$(4,231)	$18

The Company is permanently reinvesting the earnings of it’s foreign operations which are disregarded for US tax purposes. In addition, the US tax consequences and foreign withholding taxes on any future remittances are immaterial.

As of December 24, 2021 and December 25, 2020, the Company did not have any material uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 24, 2021	December 25, 2020	December 27, 2019
Cash paid for income taxes, net of cash received	$(230)	$308	$6,046
Cash paid for interest	$15,387	$18,182	$16,271
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,111	$25,090	$25,302
Operating cash flows from finance leases	$555	$3,856	$96
ROU assets obtained in exchange for lease liabilities:
Operating leases	$32,741	$7,201	$155,027
Finance leases	$536	$16,063	$4,183
Non-cash investing and financing activities:
Warrants issued for acquisition	$1,120	$—	$—
Contingent earn-out liabilities for acquisitions	$5,500	$3,464	$7,929
Convertible notes issued for acquisitions	$—	$—	$4,000

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to eligible employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six of the employee’s annual salary, capped at $2.5 per employee per year. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. As a result of the Pandemic, the Company’s matching contributions were temporarily suspended from March 31, 2020 through August 31, 2021. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $683, $720 and $1,268, respectively, for fiscal 2021, 2020 and 2019.

Note 15 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $493 for fiscal 2021, $488 for fiscal 2020 and $433 for fiscal 2019. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $2,373 and $1,220 at December 24, 2021 and December 25, 2020, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $3,980 and $3,450 at December 24, 2021 and December 25, 2020, respectively. Self-insurance reserves for workers’ compensation totaled $7,053 and $7,696 at December 24, 2021 and December 25, 2020, respectively.

Workforce

As of December 24, 2021, approximately 9% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2022 and 2025. Approximately 0.9% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2022.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 24, 2021, December 25, 2020 and December 27, 2019:

	Balance at Beginning of Period	Additions (Recoveries) Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 24, 2021	$24,027	$(422)	$(3,345)	$20,260
December 25, 2020	8,846	21,372	(6,191)	24,027
December 27, 2019	7,460	4,981	(3,595)	8,846

Allowance for deferred tax assets
December 24, 2021	$2,261	$(215)	$—	$2,046
December 25, 2020	907	1,354	—	2,261
December 27, 2019	812	95	—	907

Note 18 – Subsequent Events

On December 28, 2021, the Company entered into an asset purchase agreement to acquire substantially all of the assets of CGC Holdings, Inc., a specialty seafood and produce distributor in Maryland. The purchase price was $28,000 paid in cash at closing and is subject to a customary working capital true-up. The Company has not provided the preliminary purchase price allocations for this acquisition as the initial accounting is incomplete.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 24, 2021.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 24, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 24, 2021.

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
Ridgefield, CT
Opinion on Internal Control over Financial Reporting
We have audited, The Chefs’ Warehouse, Inc. (the “Company’s”) internal control over financial reporting as of December 24, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 24, 2021, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 24, 2021 and December 25, 2020, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 24, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
February 22, 2022

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 20, 2022, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 20, 2022, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 20, 2022, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 24, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	115,639	$20.23	767,403
Plans not approved by stockholders	—	—	—
Total	115,639	$20.23	767,403

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 20, 2022, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be held on May 20, 2022, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

10.8*
Severance Agreement, made as of August 1, 2014, by and between The Chefs’ Warehouse, Inc. and Alexandros Aldous (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 6, 2014).

10.9*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.10*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 6, 2020).

10.11	Form of Non-Qualified Stock Option Agreement (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed on March 10, 2017).

10.12*	Form of Non-Qualified Stock Option Agreement (Directors) (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1/A filed on July 1, 2011).

10.13
Form of Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.24(b) to the Company's Form 10-K filed on March 10, 2017).

10.14	Form of Restricted Share Award Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2017).

10.15*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1/A filed on July 1, 2011).

10.16
Form of Performance Restricted Share Award Agreement (Officers and Employees), for awards granted starting March 6, 2017 (incorporated by reference to Exhibit 10.27(b) to the Company’s Form 10-K filed on March 10, 2017).

10.17*	Form of Restricted Share Award Agreement for a Transaction Bonus Award Grant (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on April 9, 2015).

10.18*	Form of LTIP award agreement (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on May 6, 2015).

10.19
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

10.20	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.21	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.22	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.23	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.24	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.25
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

10.27	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.28*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.29*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.30
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

10.31*
Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.32*	The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 30, 2019).

10.33*†	The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan.

10.34*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.35*
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

10.37*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

10.38*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.39*	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.40*	2021 Form of Restricted Share Award Agreement - Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.41*	2021 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed on February 24, 2020).

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2022.

THE CHEFS’ WAREHOUSE, INC.

February 22, 2022	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 22, 2022
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 22, 2022
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 22, 2022
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 22, 2022
John Pappas

/s/ Alan Guarino	Director	February 22, 2022
Alan Guarino

/s/ Dominick C. Cerbone	Director	February 22, 2022
Dominick C. Cerbone

/s/ Joseph Cugine	Director	February 22, 2022
Joseph Cugine

/s/ Stephen Hanson	Director	February 22, 2022
Stephen Hanson

/s/ Katherine Oliver	Director	February 22, 2022
Katherine Oliver

/s/ Steven F. Goldstone	Director	February 22, 2022
Steven F. Goldstone

/s/ Ivy Brown	Director	February 22, 2022
Ivy Brown

/s/ Aylwin Lewis	Director	February 22, 2022
Aylwin Lewis