Form 10-Q
period 2022-03-25
Chefs' Warehouse, Inc.
filed 2022-04-27
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 25, 2022: 38,232,118

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; interest charged on our outstanding debt may be adversely affected by changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate; our business operations and future development could be significantly disrupted if we lose key members of our management team; and significant public health epidemics or pandemics, including the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 25, 2022 (unaudited)	December 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$79,439	$115,155
Accounts receivable, net of allowance of $19,168 in 2022 and $20,260 in 2021	169,792	172,540
Inventories, net	152,443	144,491
Prepaid expenses and other current assets	37,002	37,774
Total current assets	438,676	469,960
Equipment, leasehold improvements and software, net	151,751	133,622
Operating lease right-of-use assets	148,381	130,701
Goodwill	230,988	221,775
Intangible assets, net	108,832	104,743
Deferred taxes, net	8,876	9,380
Other assets	4,065	3,614
Total assets	$1,091,569	$1,073,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,444	$118,284
Accrued liabilities	34,852	35,390
Short-term operating lease liabilities	17,835	15,882
Accrued compensation	15,069	22,321
Current portion of long-term debt	4,971	5,141
Total current liabilities	194,171	197,018
Long-term debt, net of current portion	393,565	394,160
Operating lease liabilities	143,827	127,296
Other liabilities and deferred credits	5,581	5,110
Total liabilities	737,144	723,584
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 25, 2022 and December 24, 2021	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 38,256,461 and 37,887,675 shares issued and outstanding at March 25, 2022 and December 24, 2021, respectively	383	380
Additional paid in capital	316,943	314,242
Accumulated other comprehensive loss	(1,897)	(2,022)
Retained earnings	38,996	37,611
Total stockholders’ equity	354,425	350,211
Total liabilities and stockholders’ equity	$1,091,569	$1,073,795

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Net sales	$512,103	$280,217
Cost of sales	394,590	221,270
Gross profit	117,513	58,947
Selling, general and administrative expenses	110,086	80,245
Other operating expenses (income), net	1,163	(1,170)
Operating income (loss)	6,264	(20,128)
Interest expense	4,365	4,763
Income (loss) before income taxes	1,899	(24,891)
Provision for income tax expense (benefit)	514	(6,970)
Net income (loss)	$1,385	$(17,921)
Other comprehensive income:
Foreign currency translation adjustments	125	81
Comprehensive income (loss)	$1,510	$(17,840)
Net income (loss) per share:
Basic	$0.04	$(0.49)
Diluted	$0.04	$(0.49)
Weighted average common shares outstanding:
Basic	36,935,717	36,401,748
Diluted	37,307,478	36,401,748

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425

Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Cash flows from operating activities:
Net income (loss)	$1,385	$(17,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,889	5,107
Amortization of intangible assets	3,356	3,539
Benefit for allowance for doubtful accounts	(178)	(451)
Non-cash operating lease expense	802	109
Provision (benefit) for deferred income taxes	504	(5,025)
Amortization of deferred financing fees	539	864
Stock compensation	3,043	2,458
Change in fair value of contingent earn-out liabilities	299	(1,308)
Loss on asset disposal	17	5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10,084	(2,585)
Inventories	(4,391)	(9,357)
Prepaid expenses and other current assets	(1,080)	850
Accounts payable, accrued liabilities and accrued compensation	(9,830)	12,026
Other assets and liabilities	(156)	26
Net cash provided by (used in) operating activities	10,283	(11,663)

Cash flows from investing activities:
Capital expenditures	(14,206)	(2,896)
Cash paid for acquisitions, net of cash received	(28,000)	—
Net cash used in investing activities	(42,206)	(2,896)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(1,405)	(32,834)
Proceeds from debt issuance	—	51,750
Payment of deferred financing fees	(406)	(1,450)
Surrender of shares to pay withholding taxes	(2,040)	(1,192)
Payments under asset-based loan facility	—	(20,000)
Net cash used in financing activities	(3,851)	(3,726)

Effect of foreign currency on cash and cash equivalents	58	4
Net change in cash and cash equivalents	(35,716)	(18,281)
Cash and cash equivalents-beginning of period	115,155	193,281
Cash and cash equivalents-end of period	$79,439	$175,000

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements and the related interim information contained within the notes to such unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 24, 2021 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 22, 2022.

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 22, 2022, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the COVID-19 pandemic and other factors, the results of operations for the thirteen weeks ended March 25, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 14 to 60 days from delivery. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within selling, general and administrative expenses on the consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 25, 2022		March 26, 2021
Center-of-the-Plate	$238,776	46.6%	$139,845	49.9%
Dry Goods	78,515	15.3%	39,780	14.2%
Pastry	57,751	11.3%	28,798	10.3%
Cheese and Charcuterie	43,488	8.5%	23,099	8.2%
Produce	27,897	5.4%	20,591	7.3%
Dairy and Eggs	29,420	5.7%	12,581	4.5%
Oils and Vinegars	24,087	4.7%	9,474	3.4%
Kitchen Supplies	12,169	2.5%	6,049	2.2%
Total	$512,103	100%	$280,217	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $9,036 and $5,396 for the thirteen weeks ended March 25, 2022 and March 26, 2021, respectively.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Net income (loss) per share:
Basic	$0.04	$(0.49)
Diluted	$0.04	$(0.49)
Weighted average common shares:
Basic	36,935,717	36,401,748
Diluted	37,307,478	36,401,748

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Numerator:
Net income (loss)	$1,385	$(17,921)
Denominator:
Weighted average basic common shares outstanding	36,935,717	36,401,748
Dilutive effect of unvested common shares	330,415	—
Dilutive effect of stock options and warrants	41,346	—
Weighted average diluted common shares outstanding	37,307,478	36,401,748

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Restricted share awards (“RSAs”)	113,061	779,968
Stock options and warrants	293,407	115,639
Convertible notes	4,616,033	3,795,570

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $3,551 and $3,252 as of March 25, 2022 and December 24, 2021, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating (income)expenses, net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

	Bassian	Sid Wainer	Other Acquisitions	Total
Balance December 24, 2021	$1,133	$—	$5,744	$6,877
Changes in fair value	232	—	67	299
Balance March 25, 2022	$1,365	$—	$5,811	$7,176

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

	March 25, 2022		December 24, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$208,722	$200,000	$206,182
Convertible Unsecured Note	$4,000	$4,172	$4,000	$4,102

Note 5 – Acquisitions

On December 28, 2021, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of CGC Holdings, Inc. (“Capital Seaboard”), a specialty seafood and produce distributor in Maryland. The purchase price was approximately $29,701 consisting of $28,000 paid in cash at closing, subject to a customary working capital adjustment, and common stock warrants of $1,701. The Company is in the process of finalizing a valuation of tangible and intangible assets of Capital Seaboard as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for the Capital Seaboard acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor to leverage the Company’s existing products in the markets served by Capital Seaboard, to supply Capital Seaboard’s product offerings to our East Coast markets and any intangible assets that do not qualify for separate recognition.

The Company reflected net sales and income before taxes in its consolidated statement of operations related to the acquisitions as follows:

Thirteen Weeks Ended
March 25, 2022
Net sales	$31,682
Income before income taxes	$1,133

The table below presents unaudited pro forma consolidated income statement information of the Company as if the Capital Seaboard acquisition had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisition. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition, any incremental costs for Capital Seaboard transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisition. The pro forma information reflects amortization and depreciation of the Capital Seaboard acquisition at their respective fair values.

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Net sales	$512,103	$306,712
Income (loss) before income taxes	$1,899	$(25,716)

The table below sets forth the preliminary purchase price allocation of this acquisition:

Capital Seaboard
Current assets	$10,130
Customer relationships	4,500
Trademarks	2,900
Goodwill	9,129
Fixed assets	9,552
Other assets	122
Right-of-use assets	16,427
Lease liabilities	(16,427)
Current liabilities	(6,632)
Issuance of warrants	(1,701)
Total cash consideration	$28,000
The Company recognized professional fees of $659 in operating expenses related to acquisition related activities in the first quarter of fiscal 2022.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $9,273 and $8,312 at March 25, 2022 and December 24, 2021, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of March 25, 2022 and December 24, 2021 consisted of the following:

	Useful Lives	March 25, 2022	December 24, 2021
Land	Indefinite	$5,542	$5,020
Buildings	20 years	23,436	18,406
Machinery and equipment	5 - 10 years	29,013	28,099
Computers, data processing and other equipment	3 - 7 years	15,811	15,480
Software	3 - 7 years	39,988	39,799
Leasehold improvements	1 - 40 years	77,326	69,105
Furniture and fixtures	7 years	3,648	3,582
Vehicles	5 - 10 years	29,412	29,632
Construction-in-process		31,461	24,335
		255,637	233,458
Less: accumulated depreciation and amortization		(103,886)	(99,836)
Equipment, leasehold improvements and software, net		$151,751	$133,622

Construction-in-process at March 25, 2022 and December 24, 2021 related primarily to the build-outs of the Company’s Los Angeles and Miami distribution facilities. The net book value of equipment financed under finance leases at March 25, 2022 and December 24, 2021 was $10,450 and $10,874, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Depreciation expense	$4,415	$3,935
Software amortization	$1,474	$1,172
	$5,889	$5,107

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2021	$221,775
Goodwill adjustments	58
Acquisitions	9,129
Foreign currency translation	26
Carrying amount as of March 25, 2022	$230,988

Other intangible assets as of March 25, 2022 and December 24, 2021 consisted of the following:

March 25, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$160,201	$(77,180)	$83,021
Non-compete agreements	23 months	8,579	(8,085)	494
Trademarks	165 months	39,436	(14,119)	25,317
Total		$208,216	$(99,384)	$108,832

December 24, 2021	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$155,678	$(74,644)	$81,034
Non-compete agreements	26 months	8,579	(8,018)	561
Trademarks	179 months	36,514	(13,366)	23,148
Total		$200,771	$(96,028)	$104,743

Amortization expense for other intangibles was $3,356 and $3,539 for the thirteen weeks ended March 25, 2022 and March 26, 2021, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 30, 2022 and each of the next four fiscal years and thereafter is as follows:

2022	$9,523
2023	11,841
2024	10,980
2025	10,561
2026	10,561
Thereafter	55,366
Total	$108,832

Note 9 – Debt Obligations

Debt obligations as of March 25, 2022 and December 24, 2021 consisted of the following:

	March 25, 2022	December 24, 2021
Senior secured term loans	$168,247	$168,675
Convertible senior notes	200,000	200,000
Asset-based loan facility	20,000	20,000
Finance lease and other financing obligations	10,875	11,602
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(4,586)	(4,976)
Total debt obligations	398,536	399,301
Less: current installments	(4,971)	(5,141)
Total debt obligations excluding current installments	$393,565	$394,160

On March 11, 2022, the Company entered into a third amendment to its asset-based loan facility (“ABL Facility”) which increased the aggregate commitments from $150,000 to $200,000. The interest rate charged on borrowings under the ABL Facility is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or a forward-looking term rate based on the secured overnight financing rate term (except for swingline loans) for one-, three-, or six-month interest periods chosen by the Company. The ABL Facility matures on March 11, 2027 subject to a springing maturity date of March 24, 2025 should the Company’s term loan not have been been extended to at least March 11, 2027 or March 24, 2024 if the Company’s 1.875% Convertible Senior Notes due 2024 in an aggregate principal amount in excess of $40,000 remain outstanding having a maturity date not earlier than six months after March 11, 2027.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below $14,000 or 10% of the lesser of the aggregate commitments and the borrowing base then in effect.

The Company incurred transaction costs of $406 which were capitalized as deferred financing fees, presented in other assets on the Company’s consolidated balance sheets, to be amortized over the term of the ABL Facility.

The net carry value of the Company’s Convertible Senior Notes as of March 25, 2022 and December 24, 2021 was:

	March 25, 2022	December 24, 2021
Principal amount outstanding	$200,000	$200,000
Unamortized deferred financing fees and premium	(2,462)	(2,686)
Net carry value	$197,538	$197,314

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Coupon interest	$938	$781
Amortization of deferred financing fees and premium	$224	$241
Total interest	$1,162	$1,022

The Company’s senior secured term loan credit agreement requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $210,831 as of March 25, 2022.

As of March 25, 2022, the Company had reserved $20,541 of the ABL Facility for the issuance of letters of credit. As of March 25, 2022, funds totaling $126,240 were available for borrowing under the ABL Facility. At March 25, 2022, the interest rate charged on the Company’s senior secured term loan was approximately 5.7% and the interest rate charged on the Company’s ABL Facility was approximately 1.8%.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the thirteen weeks ended March 25, 2022:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 24, 2021	617,996	$28.33	187,437	$32.04	185,129	$31.44
Granted	115,695	32.44	167,261	32.44	167,261	29.12
Vested	(240,112)	27.50	—	—	—	—
Forfeited	(7,615)	27.32	(4,743)	32.13	(4,744)	30.85
Unvested at March 25, 2022	485,964	$29.73	349,955	$32.23	347,646	$30.33

The Company granted 450,217 RSAs to its employees at a weighted average grant date fair value of $31.21 during the thirteen weeks ended March 25, 2022. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to four years. The Company recognized expense totaling $3,043 and $2,458 on its RSAs during the thirteen weeks ended March 25, 2022 and March 26, 2021, respectively.

At March 25, 2022, the total unrecognized compensation cost for unvested RSAs was $26,685 and the weighted-average remaining period was approximately 2.4 years. Of this total, $12,445 related to RSAs with time-based vesting provisions and $14,240 related to RSAs with performance- and market-based vesting provisions. At March 25, 2022, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.4 years and 2.5 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of March 25, 2022, there were 449,957 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and Chief Operating Officer, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended March 25, 2022 and March 26, 2021.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Supplemental cash flow disclosures:
Cash received for income taxes	$(282)	$(237)
Cash paid for interest, net of cash received	$3,011	$2,929
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,766	$6,369
Operating cash flows from finance leases	$1,028	$145
ROU assets obtained in exchange for lease liabilities:
Operating leases	$8,589	$14
Finance leases	$—	$162
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$1,701	$—

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Business Overview

We are a premier distributor of specialty foods in nine of the leading culinary markets in the United States. We offer more than 50,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 35,000 customer locations, primarily located in our nineteen geographic markets across the United States and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our products directly to consumers through our Allen Brothers and “Shop Like a Chef” retail channels.

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“Pandemic”) has had and continues to have an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we’ve continued to provide our core customers with high touch service, executed on our cost control measures and have returned to profitability since the second quarter of fiscal 2021. We continue to experience sequential improvement in our business which has contributed to organic sales growth of $176.3 million compared to the prior year quarter.

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

Recent Acquisitions

On December 28, 2021, pursuant to an asset purchase agreement, we acquired substantially all of the assets of CGC Holdings, Inc. (“Capital Seaboard”), a specialty seafood and produce distributor in Maryland. The purchase price was approximately $29.7 million consisting of $28.0 million paid in cash at closing, subject to a customary working capital adjustment, and common stock warrants of $1.7 million.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Net sales	$512,103	$280,217
Cost of sales	394,590	221,270
Gross profit	117,513	58,947
Selling, general and administrative expenses	110,086	80,245
Other operating expenses (income), net	1,163	(1,170)
Operating income (loss)	6,264	(20,128)
Interest expense	4,365	4,763
Income (loss) before income taxes	1,899	(24,891)
Provision for income tax expense (benefit)	514	(6,970)
Net income (loss)	$1,385	$(17,921)

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

Thirteen Weeks Ended March 25, 2022 Compared to Thirteen Weeks Ended March 26, 2021

Net Sales

	2022	2021	$ Change	% Change
Net sales	$512,103	$280,217	$231,886	82.8%

Organic growth contributed $176.3 million, or 62.9%, to sales growth and the remaining sales growth of $55.6 million, or 19.9%, resulted from acquisitions. Organic case count increased approximately 47.3% in our specialty category. In addition, specialty unique customers and placements increased 29.4% and 41.6%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 26.0% compared to the prior year. Estimated inflation was 14.9% in our specialty category and 28.5% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	$117,513	$58,947	$58,566	99.4%
Gross profit margin	22.9%	21.0%

Gross profit increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 191 basis points due to favorable sales mix towards higher margin specialty products. Gross profit margins increased 213 basis points in the Company’s specialty category and increased 111 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$110,086	$80,245	$29,841	37.2%
Percentage of net sales	21.5%	28.6%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributing to improved fixed cost leverage in the quarter.

Other Operating Expenses (Income), Net

	2022	2021	$ Change	% Change
Other operating expenses (income), net	$1,163	$(1,170)	$2,333	(199.4)%

The increase in net other operating expenses was primarily due to non-cash charges of $0.3 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $1.3 million in the prior year period.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	$4,365	$4,763	$(398)	(8.4)%

Interest expense decreased primarily due to lower effective interest rates on our outstanding debt as a result of the $50.0 million aggregate principal amount of Convertible Senior Notes issued on March 1, 2021 which were used to repay higher interest rate debt.

Provision for Income Taxes

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	$514	$(6,970)	$7,484	(107.4)%
Effective tax rate	27.1%	28.0%

The increase in income tax expense is due to pre-tax income in the current period compared to a pre-tax loss in the prior year quarter. The effective tax rate in the current period is lower due to insignificant changes in certain permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	March 25, 2022	December 24, 2021
Senior secured term loan	$168,247	$168,675
Total convertible debt	204,000	204,000
Borrowings outstanding on asset-based loan facility	20,000	20,000
Finance leases and other financing obligations	10,875	11,602
Total	$403,122	$404,277

As of March 25, 2022, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $392.2 million.

On March 11, 2022, we entered into a third amendment to our asset-based loan facility ABL Facility which increased the aggregate commitments from $150.0 million to $200.0 million. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	March 25, 2022	December 24, 2021
Cash and cash equivalents	$79,439	$115,155
Working capital, excluding cash and cash equivalents	165,066	157,787
Availability under asset-based loan facility	126,240	109,459
Total	$370,745	$382,401

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2022 will be approximately $36.0 million to $45.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirteen Weeks Ended
	March 25, 2022	March 26, 2021
Net income (loss)	$1,385	$(17,921)
Non-cash charges	$14,271	$5,298
Changes in working capital	$(5,373)	$960
Net cash provided by (used in) operating activities	$10,283	$(11,663)
Net cash used in investing activities	$(42,206)	$(2,896)
Net cash used in financing activities	$(3,851)	$(3,726)

Net cash used in operations was $10.3 million for the thirteen weeks ended March 25, 2022 consisting of a net income of $1.4 million and $14.3 million of non-cash charges, partially offset by investments in working capital growth of $5.4 million. Non-cash charges decreased $9.0 million primarily due to a $5.5 million increase in deferred tax expenses and a $1.6 million increase in changes in the fair value of earn-out liabilities. The cash used for working capital growth of $6.3 million is primarily driven by the Company’s reinvestment in working capital to support sales growth.

Net cash used in investing activities was $42.2 million for the thirteen weeks ended March 25, 2022, driven by capital expenditures of $14.2 million which includes the purchase of our distribution facility in Columbus, Ohio and $28.0 million in cash paid for the Capital Seaboard acquisition.

Net cash used in financing activities was $3.9 million for the thirteen weeks ended March 25, 2022, driven by $2.0 million of shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards and $1.4 million of payments made on senior term loans and finance lease obligations..

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

Off-Balance Sheet Arrangements

As of March 25, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. Our critical accounting policies and estimates are described in the Form 10-K filed with the SEC on February 22, 2022.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 25, 2022, we had an aggregate $188.2 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.4 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 25, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 24, 2021 filed with the SEC on February 22, 2022. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 25, 2021 to January 21, 2022	—	$—	—	—
January 22, 2022 to February 18, 2022	—	—	—	—
February 19, 2022 to March 25, 2022	64,329	31.67	—	—
Total	64,329	$31.67	—	—

(1)During the thirteen weeks ended March 25, 2022, we withheld 64,329 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description

10.1†	Amendment No. 3, dated as of March 11, 2022, to the ABL Facility.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 27, 2022.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: April 27, 2022	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2022	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)