Form 10-Q
period 2022-06-24
Chefs' Warehouse, Inc.
filed 2022-07-27
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 25, 2022: 38,260,862

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 24, 2022 (unaudited)	December 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$51,806	$115,155
Accounts receivable, net of allowance of $19,798 in 2022 and $20,260 in 2021	208,229	172,540
Inventories, net	181,594	144,491
Prepaid expenses and other current assets	36,323	37,774
Total current assets	477,952	469,960

Equipment, leasehold improvements and software, net	155,564	133,622
Operating lease right-of-use assets	138,591	130,701
Goodwill	237,788	221,775
Intangible assets, net	118,526	104,743
Deferred taxes, net	4,376	9,380
Other assets	4,081	3,614
Total assets	$1,136,878	$1,073,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,547	$118,284
Accrued liabilities	44,817	35,390
Short-term operating lease liabilities	17,430	15,882
Accrued compensation	19,292	22,321
Current portion of long-term debt	4,843	5,141
Total current liabilities	230,929	197,018
Long-term debt, net of current portion	392,980	394,160
Operating lease liabilities	134,714	127,296
Other liabilities and deferred credits	4,568	5,110
Total liabilities	763,191	723,584
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 24, 2022 and December 24, 2021	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 38,257,455 and 37,887,675 shares issued and outstanding at June 24, 2022 and December 24, 2021, respectively	383	380
Additional paid-in capital	319,364	314,242
Accumulated other comprehensive loss	(1,971)	(2,022)
Retained earnings	55,911	37,611
Total stockholders’ equity	373,687	350,211
Total liabilities and stockholders’ equity	$1,136,878	$1,073,795

See accompanying notes to the consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net sales	$648,104	$422,968	$1,160,207	$703,185
Cost of sales	492,100	327,094	886,690	548,364
Gross profit	156,004	95,874	273,517	154,821
Selling, general and administrative expenses	124,487	90,358	234,573	170,603
Other operating expenses (income), net	3,883	857	5,046	(313)
Operating income (loss)	27,634	4,659	33,898	(15,469)
Interest expense	4,465	4,408	8,830	9,171
Income (loss) before income taxes	23,169	251	25,068	(24,640)
Provision for income tax expense (benefit)	6,254	(847)	6,768	(7,817)
Net income (loss)	$16,915	$1,098	$18,300	$(16,823)
Other comprehensive income:
Foreign currency translation adjustments	(74)	76	51	157
Comprehensive income (loss)	$16,841	$1,174	$18,351	$(16,666)
Net income (loss) per share:
Basic	$0.46	$0.03	$0.49	$(0.46)
Diluted	$0.42	$0.03	$0.47	$(0.46)
Weighted average common shares outstanding:
Basic	37,100,968	36,831,054	37,018,044	36,615,463
Diluted	42,053,453	37,081,186	41,896,379	36,615,463

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425
Net income	—	—	—	—	16,915	16,915
Stock compensation	16,131	—	2,939	—	—	2,939
Cumulative translation adjustment	—	—	—	(74)	—	(74)
Shares surrendered to pay tax withholding	(15,137)	—	(518)	—	—	(518)
Balance June 24, 2022	38,257,455	$383	$319,364	$(1,971)	$55,911	$373,687

Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016
Net income	—	—	—	—	1,098	1,098
Stock compensation	69,245	1	3,279	—	—	3,280
Warrants issued for acquisition	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	76	—	76
Shares surrendered to pay tax withholding	(17,077)	—	(541)	—	—	(541)
Balance June 25, 2021	37,961,863	$380	$308,852	$(1,894)	$25,711	$333,049

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021
Cash flows from operating activities:
Net income (loss)	$18,300	$(16,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,755	10,660
Amortization of intangible assets	6,819	6,643
Benefit for allowance for doubtful accounts	1,817	488
Non-cash operating lease expense	1,076	209
Provision (benefit) for deferred income taxes	5,004	(7,755)
Amortization of deferred financing fees	1,009	1,364
Stock compensation	5,982	5,738
Change in fair value of contingent earn-out liabilities	3,628	(1,420)
Intangible asset impairment	—	597
Loss on asset disposal	17	224
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,659)	(37,107)
Inventories	(30,569)	(39,347)
Prepaid expenses and other current assets	106	(101)
Accounts payable, accrued liabilities and accrued compensation	19,733	52,541
Other assets and liabilities	(237)	167
Net cash provided by (used in) operating activities	19,781	(23,922)

Cash flows from investing activities:
Capital expenditures	(23,490)	(9,574)
Cash paid for acquisitions, net of cash received	(52,007)	(7,165)
Net cash used in investing activities	(75,497)	(16,739)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(2,769)	(34,372)
Proceeds from debt issuance	—	51,750
Payment of deferred financing fees	(406)	(1,450)
Surrender of shares to pay withholding taxes	(2,558)	(1,487)
Cash paid for contingent earn-out liability	(2,000)	(83)
Payments under asset-based loan facility	—	(20,000)
Net cash used in financing activities	(7,733)	(5,642)

Effect of foreign currency on cash and cash equivalents	100	(58)
Net change in cash and cash equivalents	(63,349)	(46,361)
Cash and cash equivalents-beginning of period	115,155	193,281
Cash and cash equivalents-end of period	$51,806	$146,920

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Fiscal 2022 will include a fourteenth week in the fourth quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year-end to the calendar year. The Company’s business consists of three operating segments: East Coast, Midwest and West Coast that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos, specialty food stores, grocers and warehouse clubs.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 22, 2022, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the COVID-19 pandemic and other factors, the results of operations for the thirteen and twenty-six weeks ended June 24, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 24, 2022		June 25, 2021		June 24, 2022		June 25, 2021
Center-of-the-Plate	$284,286	43.9%	$215,089	50.9%	$523,062	45.1%	$354,934	50.5%
Dry Goods	103,597	16.0%	57,117	13.5%	182,112	15.7%	96,897	13.8%
Pastry	76,320	11.8%	41,312	9.8%	134,071	11.6%	70,110	10.0%
Cheese and Charcuterie	59,109	9.1%	34,303	8.1%	102,597	8.8%	57,402	8.2%
Produce	37,214	5.7%	30,558	7.2%	65,111	5.6%	51,149	7.3%
Dairy and Eggs	39,846	6.1%	18,902	4.5%	69,266	6.0%	31,483	4.5%
Oils and Vinegars	31,517	4.9%	16,881	4.0%	55,604	4.8%	26,355	3.7%
Kitchen Supplies	16,215	2.5%	8,806	2.0%	28,384	2.4%	14,855	2.0%
Total	$648,104	100%	$422,968	100%	$1,160,207	100%	$703,185	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $9,398 and $6,679 for the thirteen weeks ended June 24, 2022 and June 25, 2021, respectively, and $18,434 and $12,075 for the twenty-six weeks ended June 24, 2022 and June 25, 2021, respectively.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net income (loss) per share:
Basic	$0.46	$0.03	$0.49	$(0.46)
Diluted	$0.42	$0.03	$0.47	$(0.46)
Weighted average common shares:
Basic	37,100,968	36,831,054	37,018,044	36,615,463
Diluted	42,053,453	37,081,186	41,896,379	36,615,463

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Numerator:
Net income (loss)	$16,915	$1,098	$18,300	$(16,823)
Add effect of dilutive securities
Interest on convertible notes, net of tax	719	—	1,365	—
Net income (loss) available to common shareholders	$17,634	$1,098	$19,665	$(16,823)
Denominator:
Weighted average basic common shares outstanding	37,100,968	36,831,054	37,018,044	36,615,463
Dilutive effect of unvested common shares	263,071	250,132	296,538	—
Dilutive effect of stock options and warrants	73,381	—	56,817	—
Dilutive effect of convertible notes	4,616,033	—	4,524,980	—
Weighted average diluted common shares outstanding	42,053,453	37,081,186	41,896,379	36,615,463

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Restricted share awards (“RSAs”)	106,571	—	83,001	349,389
Stock options and warrants	—	103,226	—	91,779
Convertible notes	—	4,616,033	91,053	4,205,246

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $2,793 and $3,252 as of June 24, 2022 and December 24, 2021, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement.

Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses (income), net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 24, 2021	$6,877
Acquisition value	1,200
Cash payments	(2,000)
Changes in fair value	3,628
Balance June 24, 2022	$9,705

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

	June 24, 2022		December 24, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$223,854	$200,000	$206,182
Convertible Unsecured Note	$4,000	$4,474	$4,000	$4,102

Note 5 – Acquisitions

During the second quarter of fiscal 2022, the Company completed two acquisitions for an aggregate purchase price of approximately $22,500, paid in cash, subject to customary working capital adjustments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2,000 in the aggregate. The Company is in the process of finalizing a valuation of the tangible and intangible assets as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill of $3,947 will be amortized over 15 years for tax purposes.

Capital Seaboard

On December 28, 2021, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of CGC Holdings, Inc. (“Capital Seaboard”), a specialty seafood and produce distributor in Maryland. The purchase price was approximately $31,036, consisting of $28,000 paid in cash at closing, common stock warrants valued at $1,701, and $1,335 paid upon settlement of a net working capital true-up. The Company is in the process of finalizing a valuation of tangible and intangible assets of Capital Seaboard as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for the Capital Seaboard acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor to leverage the Company’s existing products in the markets served by Capital Seaboard, to supply Capital Seaboard’s product offerings to our East Coast markets and any intangible assets that do not qualify for separate recognition.

The Company reflected net sales and income before taxes in its consolidated statement of operations related to the Capital Seaboard acquisition as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 24, 2022	June 24, 2022
Net sales	$38,671	$70,353
Income before income taxes	$1,759	$2,892

The table below presents unaudited pro forma consolidated income statement information of the Company as if the acquisitions had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net sales	$667,413	$477,733	$1,179,516	$801,188
Income (loss) before income taxes	$23,169	$1,077	$25,068	$(24,450)

The table below sets forth the preliminary purchase price allocation for these acquisitions:

	Capital Seaboard	Other Acquisitions
Current assets	$10,130	$8,834
Customer relationships	7,250	10,410
Trademarks	2,280	620
Goodwill	8,334	8,537
Fixed assets	9,552	197
Other assets	122	17
Current liabilities	(6,632)	(4,915)
Earn-out liability	—	(1,200)
Issuance of warrants	(1,701)	—
Total cash consideration	$29,335	$22,500
The Company recognized professional fees of $1,019 in operating expenses related to acquisition related activities in the second quarter of fiscal 2022.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $9,315 and $8,312 at June 24, 2022 and December 24, 2021, respectively.

Note 7 – Equipment, Leasehold Improvements and Software

Equipment, leasehold improvements and software as of June 24, 2022 and December 24, 2021 consisted of the following:

	Useful Lives	June 24, 2022	December 24, 2021
Land	Indefinite	$5,542	$5,020
Buildings	20 years	23,443	18,406
Machinery and equipment	5 - 10 years	30,067	28,099
Computers, data processing and other equipment	3 - 7 years	16,386	15,480
Software	3 - 7 years	40,098	39,799
Leasehold improvements	1 - 40 years	92,552	69,105
Furniture and fixtures	7 years	3,671	3,582
Vehicles	5 - 10 years	28,007	29,632
Construction-in-process		23,870	24,355
		263,636	233,478
Less: accumulated depreciation and amortization		(108,072)	(99,856)
Equipment, leasehold improvements and software, net		$155,564	$133,622

Construction-in-process at June 24, 2022 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the build-out of the Company’s Miami distribution facility and at December 24, 2021 related primarily to the build-outs of the Company’s Miami and Los Angeles distribution facilities. The net book value of equipment financed under finance leases at June 24, 2022 and December 24, 2021 was $9,774 and $10,874, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Depreciation expense	$4,385	$3,841	$8,800	$7,776
Software amortization	$1,481	$1,712	$2,955	$2,884
	$5,866	$5,553	$11,755	$10,660

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2021	$221,775
Goodwill adjustments (1)	(792)
Acquisitions	16,871
Foreign currency translation	(66)
Carrying amount as of June 24, 2022	$237,788
(1) The goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets as of June 24, 2022 and December 24, 2021 consisted of the following:

June 24, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$173,387	$(79,952)	$93,435
Non-compete agreements	20 months	8,579	(8,151)	428
Trademarks	163 months	39,407	(14,744)	24,663
Total		$221,373	$(102,847)	$118,526

December 24, 2021	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$155,678	$(74,644)	$81,034
Non-compete agreements	26 months	8,579	(8,018)	561
Trademarks	179 months	36,514	(13,366)	23,148
Total		$200,771	$(96,028)	$104,743

Amortization expense for other intangibles was $3,463 and $3,104 for the thirteen weeks ended June 24, 2022 and June 25, 2021, respectively, and $6,819 and $6,643 for the twenty-six weeks ended June 24, 2022 and June 25, 2021, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 30, 2022 and each of the next four fiscal years and thereafter is as follows:

2022	$6,784
2023	13,058
2024	12,200
2025	11,784
2026	11,784
Thereafter	62,916
Total	$118,526

Note 9 – Debt Obligations

Debt obligations as of June 24, 2022 and December 24, 2021 consisted of the following:

	June 24, 2022	December 24, 2021
Senior secured term loans	$167,819	$168,675
Convertible senior notes	200,000	200,000
Asset-based loan facility	20,000	20,000
Finance lease and other financing obligations	10,201	11,602
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(4,197)	(4,976)
Total debt obligations	397,823	399,301
Less: current installments	(4,843)	(5,141)
Total debt obligations excluding current installments	$392,980	$394,160

On March 11, 2022, the Company entered into a third amendment to its asset-based loan facility (“ABL Facility”) which increased the aggregate commitments from $150,000 to $200,000. The interest rate charged on borrowings under the ABL Facility is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or a forward-looking term rate based on the secured overnight financing rate term (except for swingline loans) for one-, three-, or six-month interest periods chosen by the Company. The ABL Facility matures on March 11, 2027 subject to a springing maturity date of March 24, 2025 should the Company’s term loan not have been extended to at least March 11, 2027 or March 24, 2024 if the Company’s 1.875% Convertible Senior Notes due 2024 in an aggregate principal amount in excess of $40,000 remain outstanding having a maturity date not earlier than six months after March 11, 2027.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below $14,000, or 10%, of the lesser of the aggregate commitments and the borrowing base then in effect.

The third amendment was accounted for as a debt modification. The Company incurred transaction costs of $406 which were capitalized as deferred financing fees, presented in other assets on the Company’s consolidated balance sheets, to be amortized over the term of the ABL Facility.

The net carry value of the Company’s Convertible Senior Notes as of June 24, 2022 and December 24, 2021 was:

	June 24, 2022	December 24, 2021
Principal amount outstanding	$200,000	$200,000
Unamortized deferred financing fees and premium	(2,238)	(2,686)
Net carry value	$197,762	$197,314

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Coupon interest	$938	$938	$1,875	$1,719
Amortization of deferred financing fees and premium	$224	$224	$448	$465
Total interest	$1,162	$1,162	$2,323	$2,184

The Company’s senior secured term loan credit agreement requires the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Credit Agreement, is less than $10,000. The Company had minimum liquidity, as defined in the Credit Agreement, of $222,514 as of June 24, 2022.

As of June 24, 2022, the Company had reserved $20,541 of the ABL Facility for the issuance of letters of credit. As of June 24, 2022, funds totaling $159,460 were available for borrowing under the ABL Facility. At June 24, 2022, the interest rate charged on the Company’s senior secured term loan was approximately 6.6% and the interest rate charged on the Company’s ABL Facility was approximately 4.5%.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the twenty-six weeks ended June 24, 2022:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 24, 2021	617,996	$28.33	187,437	$32.04	185,129	$31.44
Granted	154,822	27.32	167,261	32.44	167,261	29.12
Vested	(313,174)	26.38	—	—	—	—
Forfeited	(12,094)	29.13	(14,001)	32.14	(14,003)	30.82
Unvested at June 24, 2022	447,550	$29.32	340,697	$32.23	338,387	$30.32

The Company granted 489,344 RSAs to its employees and directors at a weighted average grant date fair value of $30.50 during the twenty-six weeks ended June 24, 2022. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to four years. The Company recognized expense totaling $2,939 and $3,280 on its RSAs during the thirteen weeks ended June 24, 2022 and June 25, 2021, respectively, and $5,982 and $5,738 during the twenty-six weeks ended June 24, 2022 and June 25, 2021, respectively.

At June 24, 2022, the total unrecognized compensation cost for unvested RSAs was $23,850 and the weighted-average remaining period was approximately 2.2 years. Of this total, $11,916 related to RSAs with time-based vesting provisions and $11,934 related to RSAs with performance-based vesting provisions. At June 24, 2022, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.1 years and 2.2 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of June 24, 2022, there were 2,088,866 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended June 24, 2022 and June 25, 2021, and $246 during the twenty-six weeks ended June 24, 2022 and June 25, 2021.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021
Supplemental cash flow disclosures:
Cash received for income taxes	$(239)	$(208)
Cash paid for interest, net of cash received	$7,718	$7,766
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,837	$12,752
Operating cash flows from finance leases	$223	$282
ROU assets obtained in exchange for lease liabilities:
Operating leases	$20,116	$1,625
Finance leases	$411	$162
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$1,701	$1,120
Contingent earn-out liabilities for acquisitions	$1,200	$3,400

Note 13 – Subsequent Events

On July 25, 2022, the Company entered into a stock purchase agreement to acquire substantially all of the shares of a center-of-the-plate distributor in Florida. The purchase price was $10,000 paid in cash at closing and is subject to a customary working capital true-up. The Company has not provided the preliminary purchase price allocation for this acquisition as the initial accounting is incomplete.

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

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“Pandemic”) has had an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we’ve continued to provide our core customers with high touch service, executed on our cost control measures and have returned to profitability since the second quarter of fiscal 2021. We continue to experience sequential improvement in our business which has contributed to organic sales growth of $152.3 million compared to the prior year quarter.

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

Recent Acquisitions

During the second quarter of fiscal 2022, the Company completed two acquisitions for an aggregate purchase price of approximately $22.5 million, paid in cash, subject to customary working capital adjustments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2 million in the aggregate.

On December 28, 2021, pursuant to an asset purchase agreement, we acquired substantially all of the assets of CGC Holdings, Inc. (“Capital Seaboard”), a specialty seafood and produce distributor in Maryland. The purchase price was approximately $31.0 million consisting of $28.0 million paid in cash at closing, common stock warrants of $1.7 million , and $1.3 million paid upon settlement of a net working capital true-up.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net sales	$648,104	$422,968	$1,160,207	$703,185
Cost of sales	492,100	327,094	886,690	548,364
Gross profit	156,004	95,874	273,517	154,821
Selling, general and administrative expenses	124,487	90,358	234,573	170,603
Other operating expenses (income), net	3,883	857	5,046	(313)
Operating income (loss)	27,634	4,659	33,898	(15,469)
Interest expense	4,465	4,408	8,830	9,171
Income (loss) before income taxes	23,169	251	25,068	(24,640)
Provision for income tax expense (benefit)	6,254	(847)	6,768	(7,817)
Net income (loss)	$16,915	$1,098	$18,300	$(16,823)

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

Thirteen Weeks Ended June 24, 2022 Compared to Thirteen Weeks Ended June 25, 2021

Net Sales

	2022	2021	$ Change	% Change
Net sales	$648,104	$422,968	$225,136	53.2%

Organic growth contributed $152.3 million, or 36.0%, to sales growth and the remaining sales growth of $72.9 million, or 17.2%, resulted from acquisitions. Organic case count increased approximately 34.8% in our specialty category. In addition, specialty unique customers and placements increased 35.9% and 54.6%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 14.2% compared to the prior year. Estimated inflation was 16.4% in our specialty category and 10.9% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	$156,004	$95,874	$60,130	62.7%
Gross profit margin	24.1%	22.7%

Gross profit increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 140 basis points. Gross profit margins decreased 70 basis points in the Company’s specialty category and increased 230 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$124,487	$90,358	$34,129	37.8%
Percentage of net sales	19.2%	21.4%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributed to improved fixed cost leverage in the quarter.

Other Operating Expenses, Net

	2022	2021	$ Change	% Change
Other operating expenses, net	$3,883	$857	$3,026	353.1%

The increase in net other operating expenses was primarily due to non-cash charges of $3.3 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $0.1 million in the prior year period. The prior year period also includes a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	$4,465	$4,408	$57	1.3%

Interest expense was relatively unchanged compared to the prior year period.

Provision for Income Taxes

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	$6,254	$(847)	$7,101	(838.4)%
Effective tax rate	27.0%	(337.5)%

The negative effective tax rate in the prior year period was driven by a $1.5 million discrete permanent difference related to stock compensation expense.

Twenty-Six Weeks Ended June 24, 2022 Compared to Twenty-Six Weeks Ended June 25, 2021

Net Sales

	2022	2021	$ Change	% Change
Net sales	$1,160,207	$703,185	$457,022	65.0%

Organic growth contributed $328.5 million, or 46.7%, to sales growth and the remaining sales growth of $128.5 million, or 18.3%, resulted from acquisitions. Organic case count increased approximately 40.0% in our specialty category. In addition, specialty unique customers and placements increased 33.0% and 49.1%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 19.3% compared to the prior year. Estimated inflation was 15.8% in our specialty category and 17.8% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	273,517	154,821	118,696	76.7%
Gross profit margin	23.6%	22.0%

Gross profit increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 156 basis points. Gross profit margins increased 42 basis points in the Company’s specialty category and increased 175 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	234,573	170,603	63,970	37.5%
Percentage of net sales	20.2%	24.3%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributing to improved fixed cost leverage in the quarter..

Other Operating Expenses (Income ), Net

	2022	2021	$ Change	% Change
Other operating expenses (income), net	5,046	(313)	5,359	(1,712.1)%

The increase in net other operating expense relates primarily to non-cash charges of $3.6 million for changes in the fair value of our contingent earn-out liabilities in the fiscal 2022 period compared to non-cash credits of $(1.4) million in the prior year period. The prior year period also includes a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	8,830	9,171	(341)	(3.7)%

Interest expense decreased primarily due to lower effective interest rates charged on our outstanding debt as a result of the $50.0 million aggregate principal amount of Convertible Senior Notes issued on March 1, 2021 which were used to repay higher interest rate debt.

Provision for Income Taxes

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	6,768	(7,817)	14,585	(186.6)%
Effective tax rate	27.0%	31.7%

The higher effective tax rate in the prior period includes the impact of a $1.5 million discrete permanent difference related to stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	June 24, 2022	December 24, 2021
Senior secured term loan	$167,819	$168,675
Total convertible debt	204,000	204,000
Borrowings outstanding on asset-based loan facility	20,000	20,000
Finance leases and other financing obligations	10,201	11,602
Total	$402,020	$404,277

As of June 24, 2022, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $391.8 million.

On March 11, 2022, we entered into a third amendment to our asset-based loan facility ABL Facility which increased the aggregate commitments from $150.0 million to $200.0 million. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	June 24, 2022	December 24, 2021
Cash and cash equivalents	$51,806	$115,155
Working capital, excluding cash and cash equivalents	195,217	157,787
Availability under asset-based loan facility	159,460	109,459
Total	$406,483	$382,401

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 24, 2022	June 25, 2021
Net income (loss)	$18,300	$(16,823)
Non-cash charges	$37,107	$16,748
Changes in working capital	$(35,626)	$(23,847)
Net cash provided by (used in) operating activities	$19,781	$(23,922)
Net cash used in investing activities	$(75,497)	$(16,739)
Net cash used in financing activities	$(7,733)	$(5,642)

Net cash provided by operations was $19.8 million for the twenty-six weeks ended June 24, 2022 consisting of a net income of $18.3 million and $37.1 million of non-cash charges, partially offset by investments in working capital growth of $35.6 million. Non-cash charges increased $20.4 million primarily due to a $12.8 million change in deferred tax expenses and a $5.0 million increase in changes in the fair value of earn-out liabilities. The cash used for working capital growth of $11.8 million is primarily driven by the Company’s reinvestment in working capital to support sales growth.

Net cash used in investing activities was $75.5 million for the twenty-six weeks ended June 24, 2022, driven by capital expenditures of $23.5 million which includes the purchase of our distribution facility in Columbus, Ohio and $52.0 million in cash paid for acquisitions.

Net cash used in financing activities was $7.7 million for the twenty-six weeks ended June 24, 2022 driven by $2.8 million of payments made on senior term loans and finance lease obligations, $2.6 million of shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards and $2.0 million of earn-out liability payments classified as financing activities.

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

Off-Balance Sheet Arrangements

As of June 24, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 24, 2022, we had an aggregate $187.8 million of indebtedness outstanding under the Term Loan and ABL Facility that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $1.4 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 24, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
March 26, 2021 to April 22, 2022	4,877	$33.14	—	—
April 23, 2022 to May 20, 2022	3,941	36.97	—	—
May 21, 2022 to June 24, 2022	6,319	33.24	—	—
Total	15,137	$34.18	—	—

(1)During the twenty-six weeks ended June 24, 2022, we withheld 15,137 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 7.         EXHIBITS

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2022.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 27, 2022	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2022	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)