Form 10-Q
period 2022-09-23
Chefs' Warehouse, Inc.
filed 2022-10-26
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 24, 2022: 38,270,107

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; interest charged on our outstanding debt may be adversely affected by changes in the method of determining the Secured Overnight Financing Rate (“SOFR”); our business operations and future development could be significantly disrupted if we lose key members of our management team; and significant public health epidemics or pandemics, including the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 23, 2022 (unaudited)	December 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$145,425	$115,155
Accounts receivable, net of allowance of $21,147 in 2022 and $20,260 in 2021	208,939	172,540
Inventories, net	190,668	144,491
Prepaid expenses and other current assets	46,464	37,774
Total current assets	591,496	469,960

Property, plant and equipment, net	158,569	133,622
Operating lease right-of-use assets	135,286	130,701
Goodwill	245,428	221,775
Intangible assets, net	116,112	104,743
Deferred taxes, net	2,259	9,380
Other assets	3,609	3,614
Total assets	$1,252,759	$1,073,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,963	$118,284
Accrued liabilities	48,751	35,390
Short-term operating lease liabilities	17,180	15,882
Accrued compensation	21,929	22,321
Current portion of long-term debt	6,067	5,141
Total current liabilities	236,890	197,018
Long-term debt, net of current portion	493,148	394,160
Operating lease liabilities	131,910	127,296
Other liabilities and deferred credits	5,862	5,110
Total liabilities	867,810	723,584
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 23, 2022 and December 24, 2021	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 38,270,107 and 37,887,675 shares issued and outstanding at September 23, 2022 and December 24, 2021, respectively	383	380
Additional paid-in capital	322,505	314,242
Accumulated other comprehensive loss	(2,127)	(2,022)
Retained earnings	64,188	37,611
Total stockholders’ equity	384,949	350,211
Total liabilities and stockholders’ equity	$1,252,759	$1,073,795

See accompanying notes to the consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Net sales	$661,856	$484,321	$1,822,063	$1,187,506
Cost of sales	504,068	374,346	1,390,758	922,710
Gross profit	157,788	109,975	431,305	264,796
Selling, general and administrative expenses	130,255	99,431	364,828	270,034
Other operating expenses (income), net	5,458	105	10,504	(208)
Operating income (loss)	22,075	10,439	55,973	(5,030)
Interest expense	10,737	4,191	19,567	13,362
Income (loss) before income taxes	11,338	6,248	36,406	(18,392)
Provision for income tax expense (benefit)	3,061	2,792	9,829	(5,025)
Net income (loss)	$8,277	$3,456	$26,577	$(13,367)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(156)	(90)	(105)	67
Comprehensive income (loss)	$8,121	$3,366	$26,472	$(13,300)
Net income (loss) per share:
Basic	$0.22	$0.09	$0.72	$(0.36)
Diluted	$0.21	$0.09	$0.68	$(0.36)
Weighted average common shares outstanding:
Basic	37,120,926	36,875,784	37,047,653	36,701,927
Diluted	42,044,053	37,105,746	41,942,676	36,701,927

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425
Net income	—	—	—	—	16,915	16,915
Stock compensation	16,131	—	2,939	—	—	2,939
Cumulative translation adjustment	—	—	—	(74)	—	(74)
Shares surrendered to pay tax withholding	(15,137)	—	(518)	—	—	(518)
Balance June 24, 2022	38,257,455	$383	$319,364	$(1,971)	$55,911	$373,687
Net income	—	—	—	—	8,277	8,277
Stock compensation	9,986	—	3,099	—	—	3,099
Exercise of stock options	3,407	—	69	—	—	69
Cumulative translation adjustment	—	—	—	(156)	—	(156)
Shares surrendered to pay tax withholding	(741)	—	(27)	—	—	(27)
Balance September 23, 2022	38,270,107	$383	$322,505	$(2,127)	$64,188	$384,949

Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(17,921)	(17,921)
Stock compensation	673,430	6	2,452	—	—	2,458
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(38,503)	—	(1,192)	—	—	(1,192)
Balance March 26, 2021	37,909,695	$379	$304,994	$(1,970)	$24,613	$328,016
Net income	—	—	—	—	1,098	1,098
Stock compensation	69,245	1	3,279	—	—	3,280
Warrants issued for acquisition	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	76	—	76
Shares surrendered to pay tax withholding	(17,077)	—	(541)	—	—	(541)
Balance June 25, 2021	37,961,863	$380	$308,852	$(1,894)	$25,711	$333,049
Net income	—	—	—	—	3,456	3,456
Stock compensation	(75,597)	—	2,710	—	—	2,710
Cumulative translation adjustment	—	—	—	(90)	—	(90)
Shares surrendered to pay tax withholding	(2,017)	—	(59)	—	—	(59)
Balance September 24, 2021	37,884,249	$380	$311,503	$(1,984)	$29,167	$339,066

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021
Cash flows from operating activities:
Net income (loss)	$26,577	$(13,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,667	16,270
Amortization of intangible assets	10,289	9,778
Provision (benefit) for allowance for doubtful accounts	3,138	(744)
Non-cash operating lease expense	1,329	505
Provision (benefit) for deferred income taxes	7,121	(4,855)
Amortization of deferred financing fees	1,621	1,832
Loss on debt extinguishment	142	—
Stock compensation	9,081	8,448
Change in fair value of contingent earn-out liabilities	8,358	(1,359)
Intangible asset impairment	—	597
Loss on asset disposal	17	257
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25,402)	(51,582)
Inventories	(40,519)	(49,148)
Prepaid expenses and other current assets	(9,848)	(3,304)
Accounts payable, accrued liabilities and accrued compensation	21,938	60,443
Other assets and liabilities	238	(101)
Net cash provided by (used in) operating activities	31,747	(26,330)

Cash flows from investing activities:
Capital expenditures	(31,666)	(17,872)
Cash paid for acquisitions, net of cash received	(62,007)	(7,280)
Net cash used in investing activities	(93,673)	(25,152)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(171,434)	(35,918)
Proceeds from debt issuance	300,000	51,750
Payment of deferred financing fees	(11,258)	(1,450)
Proceeds from exercise of stock options	69	—
Surrender of shares to pay withholding taxes	(2,584)	(1,792)
Cash paid for contingent earn-out liability	(2,538)	(83)
Payments under asset-based loan facility	(20,000)	(20,000)
Net cash provided by (used in) financing activities	92,255	(7,493)

Effect of foreign currency on cash and cash equivalents	(59)	(89)
Net change in cash and cash equivalents	30,270	(59,064)
Cash and cash equivalents-beginning of period	115,155	193,281
Cash and cash equivalents-end of period	$145,425	$134,217

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year-end to the calendar year. Fiscal 2022 will include a fourteenth week in the fourth quarter. The Company’s business consists of three operating segments: East Coast, Midwest and West Coast that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos, specialty food stores, grocers and warehouse clubs.

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

The unaudited consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 22, 2022, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations, the COVID-19 pandemic and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 23, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23, 2022		September 24, 2021		September 23, 2022		September 24, 2021
Center-of-the-Plate	$280,272	42.3%	$238,783	49.3%	$803,334	44.1%	$593,717	50.0%
Dry Goods	108,908	16.5%	66,455	13.7%	291,020	16.0%	163,352	13.8%
Pastry	79,899	12.1%	48,842	10.1%	213,970	11.7%	118,952	10.0%
Cheese and Charcuterie	61,123	9.2%	40,403	8.3%	163,720	9.0%	97,805	8.2%
Produce	39,302	5.9%	35,900	7.4%	104,413	5.7%	87,049	7.3%
Dairy and Eggs	41,780	6.3%	21,922	4.5%	111,046	6.1%	53,405	4.5%
Oils and Vinegars	33,437	5.1%	21,855	4.5%	89,041	4.9%	48,210	4.1%
Kitchen Supplies	17,135	2.6%	10,161	2.2%	45,519	2.5%	25,016	2.1%
Total	$661,856	100%	$484,321	100%	$1,822,063	100%	$1,187,506	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $10,089 and $7,524 for the thirteen weeks ended September 23, 2022 and September 24, 2021, respectively, and $28,523 and $19,599 for the thirty-nine weeks ended September 23, 2022 and September 24, 2021, respectively.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Net income (loss) per share:
Basic	$0.22	$0.09	$0.72	$(0.36)
Diluted	$0.21	$0.09	$0.68	$(0.36)
Weighted average common shares:
Basic	37,120,926	36,875,784	37,047,653	36,701,927
Diluted	42,044,053	37,105,746	41,942,676	36,701,927

Reconciliation of net income (loss) per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Numerator:
Net income (loss)	$8,277	$3,456	$26,577	$(13,367)
Add effect of dilutive securities
Interest on convertible notes, net of tax	683	—	2,048	—
Net income (loss) available to common shareholders	$8,960	$3,456	$28,625	$(13,367)
Denominator:
Weighted average basic common shares outstanding	37,120,926	36,875,784	37,047,653	36,701,927
Dilutive effect of unvested common shares	316,358	229,962	304,391	—
Dilutive effect of stock options and warrants	81,789	—	65,652	—
Dilutive effect of convertible notes	4,524,980	—	4,524,980	—
Weighted average diluted common shares outstanding	42,044,053	37,105,746	41,942,676	36,701,927

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Restricted share awards (“RSAs”)	80,844	50,412	68,784	297,978
Stock options and warrants	—	126,359	—	122,956
Convertible notes	91,053	4,616,033	91,053	4,341,664

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $4,130 and $3,252 as of September 23, 2022 and December 24, 2021, respectively, and are reflected as other liabilities and deferred credits on the consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses (income), net on the consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 24, 2021	$6,877
Acquisition value	1,200
Cash payments	(2,538)
Changes in fair value	8,358
Balance September 23, 2022	$13,897

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

	September 23, 2022		December 24, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes	$200,000	$204,340	$200,000	$206,182
Convertible Unsecured Note	$4,000	$4,221	$4,000	$4,102

Note 5 – Acquisitions

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

Other Acquisitions

During the thirty-nine weeks ended September 23, 2022 , the Company completed three other acquisitions for an aggregate purchase price of approximately $32,500, paid in cash, subject to customary working capital adjustments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2,000 in the aggregate. The Company is in the process of finalizing a valuation of the tangible and intangible assets as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill of $16,252 will be amortized over 15 years for tax purposes.

The Company reflected net sales and income before income taxes in its consolidated statement of operations related to the acquisitions follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 23, 2022	September 23, 2022
Net sales	$58,466	$135,260
Income before income taxes	$4,970	$8,892

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Net sales	$698,650	$544,562	$1,871,994	$1,357,312
Income (loss) before income taxes	$11,699	$7,875	$37,152	$(16,040)

The table below sets forth the preliminary purchase price allocation for these acquisitions:

	Capital Seaboard	Other Acquisitions
Current assets	$10,130	$11,498
Customer relationships	7,250	11,100
Trademarks	2,280	1,000
Goodwill	8,334	16,252
Fixed assets	9,552	633
Other assets	122	18
Current liabilities	(6,632)	(6,801)
Earn-out liability	—	(1,200)
Total consideration	$31,036	$32,500
The Company recognized professional fees of $728 and $1,747 in operating expenses related to acquisition related activities during the thirteen and thirty-nine weeks ended September 23, 2022, respectively.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $9,616 and $8,312 at September 23, 2022 and December 24, 2021, respectively.

Note 7 – Property, Plant and Equipment

Equipment, leasehold improvements and software as of September 23, 2022 and December 24, 2021 consisted of the following:

	Useful Lives	September 23, 2022	December 24, 2021
Land	Indefinite	$5,542	$5,020
Buildings	20 years	23,552	18,406
Machinery and equipment	5 - 10 years	30,845	28,099
Computers, data processing and other equipment	3 - 7 years	16,986	15,480
Software	3 - 7 years	42,399	39,799
Leasehold improvements	1 - 40 years	92,517	69,105
Furniture and fixtures	7 years	3,671	3,582
Vehicles	5 - 10 years	28,395	29,632
Construction-in-process		27,870	24,355
		271,777	233,478
Less: accumulated depreciation and amortization		(113,208)	(99,856)
Equipment, leasehold improvements and software, net		$158,569	$133,622

Construction-in-process at September 23, 2022 related primarily to the implementation of the Company’s Enterprise Resource Planning (“ERP”) system and the build-out of the Company’s Miami distribution facility and at December 24, 2021 related primarily to the build-outs of the Company’s Miami and Los Angeles distribution facilities. The net book value of equipment financed under finance leases at September 23, 2022 and December 24, 2021 was $9,302 and $10,874, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Depreciation expense	$4,455	$3,903	$13,255	$11,679
Software amortization	$1,457	$1,707	$4,412	$4,591
	$5,912	$5,610	$17,667	$16,270

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2021	$221,775
Goodwill adjustments (1)	(792)
Acquisitions	24,586
Foreign currency translation	(141)
Carrying amount as of September 23, 2022	$245,428
(1) The goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets as of September 23, 2022 and December 24, 2021 consisted of the following:

September 23, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$174,105	$(82,688)	$91,417
Non-compete agreements	17 months	8,579	(8,218)	361
Trademarks	144 months	39,745	(15,411)	24,334
Total		$222,429	$(106,317)	$116,112

December 24, 2021	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	120 months	$155,678	$(74,644)	$81,034
Non-compete agreements	26 months	8,579	(8,018)	561
Trademarks	179 months	36,514	(13,366)	23,148
Total		$200,771	$(96,028)	$104,743

Amortization expense for other intangibles was $3,470 and $3,135 for the thirteen weeks ended September 23, 2022 and September 24, 2021, respectively, and $10,289 and $9,778 for the thirty-nine weeks ended September 23, 2022 and September 24, 2021, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 30, 2022 and each of the next four fiscal years and thereafter is as follows:

2022	$3,274
2023	12,796
2024	11,943
2025	11,529
2026	11,529
Thereafter	65,041
Total	$116,112

Note 9 – Debt Obligations

Debt obligations as of September 23, 2022 and December 24, 2021 consisted of the following:

	September 23, 2022	December 24, 2021
Senior secured term loans	$300,000	$168,675
Convertible senior notes	200,000	200,000
Asset-based loan facility	—	20,000
Finance lease and other financing obligations	9,732	11,602
Convertible unsecured note	4,000	4,000
Deferred finance fees and original issue premium (discount)	(14,517)	(4,976)
Total debt obligations	499,215	399,301
Less: current installments	(6,067)	(5,141)
Total debt obligations excluding current installments	$493,148	$394,160

On August 23, 2022, the Company entered into an eighth amendment (“Eight Amendment”) to its senior secured term loan credit agreement (“Term Credit Agreement”). The Company borrowed $300,000 maturing on August 23, 2029 (“2029 Term Loans”), comprising of a refinancing of the then existing term loans balance under the Term Credit Agreement of $167,391 and an incremental borrowing of $132,609. The incremental funds are to be used for capital expenditures, permitted acquisitions, working capital, and general corporate purposes of the Company. Additionally, the Term Credit Agreement includes an accordion which permits the Company to request that the lenders extend additional Term Loans based on certain performance, leverage ratio and other restrictions. The Eight Amendment includes a springing maturity of June 22, 2024 if, by June 22, 2024, more than $40,000 in principal remains outstanding on the Company’s Convertible Senior Notes has not been repaid, repurchased, redeemed or refinanced with permitted indebtedness having a maturity date not earlier than six months after August 23, 2029.

The interest charged on the 2029 Term Loans is equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Eight Amendment) plus 375 basis points or the secured overnight financing rate (“SOFR”) for one, two, three or six-month interest periods chosen by the Company plus 475 basis points. The interest rate on the 2029 Term Loans at September 23, 2022 was 7.9%.

The Eight Amendment involved multiple members of a loan syndicate. The Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the Eighth Amendment resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows of 10% or more. As a result of the analysis, the Company incurred a loss on debt extinguishment of $142 which represents the portion of unamortized deferred financing fees attributable to lenders that exited the loan syndicate. The transaction was accounted for as a modification for existing lenders that participated in the 2029 Term Loans. The Company deferred lender and third-party fees of $10,852 as debt issuance costs, presented in other assets in the Company’s consolidated balance sheet, to be amortized over the term of the term loan. Arrangement and third-party transaction costs of $4,498 were expensed as incurred.

The Eight Amendment removed the minimum liquidity covenant which required the Company to maintain at least $35,000 of liquidity as of the last day of any fiscal quarter where EBITDA, as defined in the Term Credit Agreement, was less than $10,000.

The following table summarizes the key terms as of the Term Loans as of September 23, 2022:

Term Loans	Principal Outstanding	Interest Rate	Maturity Date	Scheduled Principal Payments
2029 Term Loans	$300,000	SOFR + 4.75%	August 23, 2029	0.25% per quarter

On March 11, 2022, the Company entered into a third amendment to its asset-based loan facility (“ABL Facility”) which increased the aggregate commitments from $150,000 to $200,000. The interest rate charged on borrowings under the ABL Facility is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or a forward-looking term rate based on the secured overnight financing rate term (except for swingline loans) for one-, three-, or six-month interest periods chosen by the Company. The ABL Facility matures on March 11, 2027 subject to a springing maturity date that occurs 90 days prior to the earliest maturity date under the Company’s senior secured term loan facility or

March 24, 2024 if the Company’s 1.875% Convertible Senior Notes due 2024 in an aggregate principal amount in excess of $40,000 remain outstanding that have not been repaid, repurchased, redeemed or refinanced having a maturity date not earlier than six months after March 11, 2027.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. The Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1 if the amount of availability under the ABL Facility falls below the greater of $14,000 and 10%, of the lesser of the aggregate commitments and the borrowing base then in effect.

The third amendment was accounted for as a debt modification. The Company incurred transaction costs of $406 which were capitalized as deferred financing fees, presented in other assets on the Company’s consolidated balance sheets, to be amortized over the term of the ABL Facility.

On September 23, 2022, the Company fully paid all borrowings outstanding under the ABL and had reserved $23,181 of the ABL Facility for the issuance of letters of credit. As of September 23, 2022, funds totaling $176,820 were available for borrowing under the ABL Facility.

The net carry value of the Company’s Convertible Senior Notes as of September 23, 2022 and December 24, 2021 was:

	September 23, 2022	December 24, 2021
Principal amount outstanding	$200,000	$200,000
Unamortized deferred financing fees and premium	(2,014)	(2,686)
Net carry value	$197,986	$197,314

The components of interest expense on the Company’s Convertible Senior Notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Coupon interest	$938	$938	$2,813	$2,656
Amortization of deferred financing fees and premium	$224	$224	$672	$689
Total interest	$1,162	$1,162	$3,485	$3,345

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 23, 2022:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 24, 2021	617,996	$28.33	187,437	$32.04	185,129	$31.44
Granted	183,244	33.60	167,261	32.44	167,261	29.12
Vested	(315,722)	26.43	—	—	—	—
Forfeited	(15,691)	29.83	(21,420)	32.14	(21,423)	30.82
Unvested at September 23, 2022	469,827	$31.61	333,278	$32.23	330,967	$30.31

The Company granted 517,766 RSAs to its employees at a weighted average grant date fair value of $31.41 during the thirty-nine weeks ended September 23, 2022. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to four years. The Company recognized expense totaling $3,099 and $2,710 on its RSAs during the thirteen weeks ended September 23, 2022 and September 24, 2021, respectively and $9,081 and $8,448 during the thirty-nine weeks ended September 23, 2022 and September 24, 2021, respectively.

At September 23, 2022, the total unrecognized compensation cost for unvested RSAs was $21,353 and the weighted-average remaining period was approximately 2.1 years. Of this total, $11,051 related to RSAs with time-based vesting provisions and $10,302 related to RSAs with performance- and market-based vesting provisions. At September 23, 2022, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.2 years and 2.0 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of September 23, 2022, there were 2,053,840 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

The following table summarizes stock option activity during the thirty-nine weeks ended September 23, 2022:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 24, 2021	115,639	$20.23	$2,051	6.2
Exercised	(3,407)	20.23
Outstanding September 23, 2022	112,232	$20.23	$1,127	3.5
Exercisable at September 23, 2022	112,232	20.23	$1,127	3.5

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended September 23, 2022 and September 24, 2021, and $369 during the thirty-nine weeks ended September 23, 2022 and September 24, 2021.

Note 12 – Income Taxes

The Company’s effective tax rate was 27.0% and 44.7% thirteen weeks ended September 23, 2022 and September 24, 2021 and 27.0% and 27.3% for the thirty-nine weeks ended September 23, 2022 and September 24, 2021. The effective tax rate varies from the 21% statutory rate primarily due to state taxes. The high effective tax rate for the thirteen weeks ended September 24, 2021 was driven by various discrete items.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (“Cares Act”), the Company had carried back federal net operating losses resulting in a federal income tax refund receivable of $21,250, which is classified within prepaid expenses and other current assets on the Company’s consolidated balance sheets as of September 23, 2022 and December 24, 2021. The IRS is experiencing significant processing delays driven by an increase in net operating loss carryback requests as a result of the CARES Act, along with other factors. As a result, the processing and expected receipt of the federal income tax refund receivable has been significantly delayed. The Company is currently working with IRS Taxpayer’s Advocate Services and consultants to resolve the processing issue. While progress has been made with the IRS and the Company expects to receive the refund within one year, the exact timing of the receipt is difficult to predict.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021
Supplemental cash flow disclosures:
Cash paid (received) for income taxes	$3,483	$(194)
Cash paid for interest, net of cash received	$17,636	$10,690
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,835	$18,965
Operating cash flows from finance leases	$325	$422
ROU assets obtained in exchange for lease liabilities:
Operating leases	$21,779	$13,308
Finance leases	$791	$536
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$1,701	$1,120
Contingent earn-out liabilities for acquisitions	$1,200	$3,400

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

Effect of the COVID-19 Pandemic on our Business and Operations

The COVID-19 pandemic (“Pandemic”) had an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we continued to provide our core customers with high touch service, executed on our cost control measures and returned to profitability beginning in the second quarter of fiscal 2021. We continue to experience sequential improvement in our business which has contributed to organic sales growth of $107.2 million compared to the prior year quarter.

The extent to which the Pandemic may impact our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

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

During the thirty-nine weeks ended September 23, 2022, the Company completed three other acquisitions for an aggregate purchase price of approximately $32.5 million, paid in cash, subject to customary working capital adjustments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2.0 million in the aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021	September 23, 2022	September 24, 2021
Net sales	$661,856	$484,321	$1,822,063	$1,187,506
Cost of sales	504,068	374,346	1,390,758	922,710
Gross profit	157,788	109,975	431,305	264,796
Selling, general and administrative expenses	130,255	99,431	364,828	270,034
Other operating expenses (income), net	5,458	105	10,504	(208)
Operating income (loss)	22,075	10,439	55,973	(5,030)
Interest expense	10,737	4,191	19,567	13,362
Income (loss) before income taxes	11,338	6,248	36,406	(18,392)
Provision for income tax expense (benefit)	3,061	2,792	9,829	(5,025)
Net income (loss)	$8,277	$3,456	$26,577	$(13,367)

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

Thirteen Weeks Ended September 23, 2022 Compared to Thirteen Weeks Ended September 24, 2021

Net Sales

	2022	2021	$ Change	% Change
Net sales	$661,856	$484,321	$177,535	36.7%

Organic growth contributed $107.2 million, or 22.2%, to sales growth and the remaining sales growth of $70.3 million, or 14.5%, resulted from acquisitions. Organic case count increased approximately 18.3% in our specialty category. In addition, specialty unique customers and placements increased 25.9% and 42.1%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 11.6% compared to the prior year. Estimated inflation was 15.0% in our specialty category and 2.2% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	$157,788	$109,975	$47,813	43.5%
Gross profit margin	23.8%	22.7%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 113 basis points. Gross profit margins decreased 133 basis points in the Company’s specialty category and increased 238 basis points in the Company’s center-of-the-plate category. Estimated inflation was 15.0% in the Company’s specialty category and 2.2% in the center-of-the-plate category compared to the prior year period. Specialty margins decreased primarily due to significant year-over-year product cost inflation. Margin rates in the center-of-the-plate category increased as a result of the reopening of favorable margin markets versus the same period in 2021 and year-over-year deflation in certain protein categories.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$130,255	$99,431	$30,824	31.0%
Percentage of net sales	19.7%	20.5%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities costs, and fuel costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributed to improved fixed cost leverage in the quarter.

Other Operating Expenses, Net

	2022	2021	$ Change	% Change
Other operating expenses, net	$5,458	$105	$5,353	5,098.1%

The increase in net other operating expenses was primarily due to non-cash charges of $4.7 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash credits of $0.1 million in the prior year period.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	$10,737	$4,191	$6,546	156.2%

Interest expense increased primarily due to incurred arrangement and third-party transaction fees of $4.5 million and a $0.1 million loss on debit extinguishment from the refinancing of our term loan. Additionally, we had higher amounts of debt outstanding as a result our $300.0 million term loan issuance in August 2022 and increases in the variable portion of interest rates charged on our outstanding debt.

Provision for Income Taxes

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	$3,061	$2,792	$269	9.6%
Effective tax rate	27.0%	44.7%

The effective tax rate in the prior period was driven by various discrete items. The Company’s effective tax rate excluding these discrete items was approximately 29.2%.

Thirty-Nine Weeks Ended September 23, 2022 Compared to Thirty-Nine Weeks Ended September 24, 2021

Net Sales

	2022	2021	$ Change	% Change
Net sales	$1,822,063	$1,187,506	$634,557	53.4%

Organic growth contributed $435.8 million, or 36.7%, to sales growth and the remaining sales growth of $198.8 million, or 16.7%, resulted from acquisitions. Organic case count increased approximately 31.3% in our specialty category. In addition, specialty unique customers and placements increased 30.3% and 46.4%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 16.4% compared to the prior year. Estimated inflation was 15.5% in our specialty category and 11.6% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	431,305	264,796	166,509	62.9%
Gross profit margin	23.7%	22.3%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 137 basis points. Gross profit margins decreased 31 basis points in the Company’s specialty category and increased 202 basis points in the Company’s center-of-the-plate category. Estimated inflation was 15.5% in our specialty category and 11.6% in our center-of-the-plate category compared to the prior year period. Higher inflation compressed margin rates in the specialty categories, while margin rates in the center-of-the-plate category were buoyed primarily by the reopening of favorable margin markets in the 2022 period.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	364,828	270,034	94,794	35.1%
Percentage of net sales	20.0%	22.7%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities costs, and fuel costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributing to improved fixed cost leverage in the quarter.

Other Operating Expenses (Income ), Net

	2022	2021	$ Change	% Change
Other operating expenses (income), net	10,504	(208)	10,712	(5,150.0)%

The increase in net other operating expense relates primarily to non-cash charges of $8.4 million for changes in the fair value of our contingent earn-out liabilities in the fiscal 2022 period compared to non-cash credits of $1.4 million in the prior year period. The prior year period also includes a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	19,567	13,362	6,205	46.4%

Interest expense increased primarily due to incurred arrangement and third-party transaction fees of $4.5 million and a $0.1 million loss on debit extinguishment from the refinancing of our term loan. Additionally, we had higher amounts of debt outstanding as a result our $300.0 million term loan issuance in August 2022 and increases in the variable portion of interest rates charged on our outstanding debt.

Provision for Income Taxes

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	9,829	(5,025)	14,854	(295.6)%
Effective tax rate	27.0%	27.3%

The increase in income tax expense is due to pre-tax income in the current period compared to a pre-tax loss in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	September 23, 2022	December 24, 2021
Senior secured term loan	$300,000	$168,675
Total convertible debt	204,000	204,000
Borrowings outstanding on asset-based loan facility	—	20,000
Finance leases and other financing obligations	9,732	11,602
Total	$513,732	$404,277

As of September 23, 2022, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $504.0 million.

On August 23, 2022, we entered into an eighth amendment to its senior secured term loan credit agreement in which we borrowed $300.0 million maturing on August 23, 2029. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description.

On March 11, 2022, we entered into a third amendment to our asset-based loan facility ABL Facility which increased the aggregate commitments from $150.0 million to $200.0 million. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	September 23, 2022	December 24, 2021
Cash and cash equivalents	$145,425	$115,155
Working capital, excluding cash and cash equivalents	209,181	157,787
Availability under asset-based loan facility	176,820	109,459
Total	$531,426	$382,401

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 23, 2022	September 24, 2021
Net income (loss)	$26,577	$(13,367)
Non-cash charges	$58,763	$30,729
Changes in working capital	$(53,593)	$(43,692)
Net cash provided by (used in) operating activities	$31,747	$(26,330)
Net cash used in investing activities	$(93,673)	$(25,152)
Net cash provided by (used in) financing activities	$92,255	$(7,493)

Net cash provided by operations was $31.7 million for the thirty-nine weeks ended September 23, 2022 compared to net cash used in operating activities of consisting of $13.4 million for the thirty-nine weeks ended September 24, 2021. The increase in cash provided by operating activities was primarily due to the increased net income, net of non-cash charges, in the current year of $85.3 million compared to $17.4 million in the prior year period. This improvement in cash-based profitability is primarily due to a 53.4% increase in sales compared to the prior year period. The sales growth also resulted in higher working capital (increased accounts receivable and inventory partially offset by higher accounts payable). The working capital growth of $9.9 million versus the prior year period partially offset the favorable impact of increased cash-based profitability. The Company’s increased working capital investment in the current year is the result of rapid sales growth driven by our recovery from the pandemic. We expect working capital growth to moderate in the future as sales growth normalizes.

Net cash used in investing activities was $93.7 million for the thirty-nine weeks ended September 23, 2022, driven by capital expenditures of $31.7 million which includes the purchase of our distribution facility in Columbus, Ohio and $62.0 million in cash paid for acquisitions.

Net cash provided financing activities was $92.3 million for the thirty-nine weeks ended September 23, 2022 driven by the $300.0 million issuance of senior secured term loans maturing in 2029 (“2029 Term Loans”). This was partially offset by $171.4 million of principal payments predominately driven by the pay off our 2025 tranche of senior secured term loans and $11.3 million of deferred financing fees paid in connection with the 2029 Term Loans. We paid $20.0 million to pay down all borrowings outstanding on our asset based loan facility. We also paid $2.6 million for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards and $2.5 million of earn-out liability payments classified as financing activities.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 23, 2022, we had an aggregate $300.0 million of indebtedness outstanding under the Term Loan that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.2 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 23, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 23, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
June 25, 2022 to July 22, 2022	—	$—	—	—
July 23, 2022 to August 19, 2022	741	35.01	—	—
August 20, 2022 to September 23, 2022	—	—	—	—
Total	741	$35.01	—	—

(1)During the thirty-nine weeks ended September 23, 2022, we withheld 741 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 7.         EXHIBITS

Exhibit No.	Description

10.1†	Amendment No. 4, dated as of August 23, 2022, to the ABL Facility.

10.2†	Redlined Amended ABL Credit Agreement, dated as of August 23, 2022.

10.3†	Amendment No. 8, dated as of August 23, 2022, to the Term Loan Credit Agreement.

10.4†	Redlined Amended Term Loan Credit Agreement, dated as of August 23, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2022.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 26, 2022	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2022	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)