Form 10-K
period 2022-12-30
Chefs' Warehouse, Inc.
filed 2023-02-28
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☐ No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 24, 2022): $778,285,837

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2023
Common Stock, $.01 par value per share	38,599,390 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 19, 2023 (“Proxy Statement”)	Part III

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
•federal, state, provincial and local tax rules in the United States and the foreign countries we operate in may adversely impact our business, financial condition or results of operations;
•our substantial indebtedness may limit our ability to invest in the ongoing needs of our business;
•our ability to raise capital in the future may be limited;
•we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all;
•changes in the method of determining Secured Overnight Financing Rate (“SOFR”), or the replacement of SOFR with an alternative rate, may adversely affect interest charged on our outstanding debt;
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

Item 1.     BUSINESS

We are a premier distributor of specialty food and center-of-the-plate products in the United States, the Middle East, and Canada. We are focused on serving the specific needs of chefs who own and/or operate some of the leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores in the United States, the Middle East, and Canada (collectively, our “core customers”). We believe that we have a distinct competitive advantage in serving these customers as a result of our extensive selection of distinctive and hard-to-find specialty and center-of-the-plate food products, our product knowledge and our customer service.

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 55,000 stock-keeping units (“SKUs”) from more than 2,500 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our Allen Brothers, Inc. (“Allen Brothers”) mail and e-commerce platform. We also market a broader variety of our products directly to consumers via our “Shop Like a Chef” online home delivery platform which operates in several of the markets we serve.

Since our formation in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.3 billion for the fiscal year ended December 28, 2018 to $2.6 billion for the fiscal year ended December 30, 2022. Our historical sales growth and our ability to manage through the material adverse impacts of the Pandemic on our business are the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 28, 2018, we have completed sixteen acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these sixteen acquisitions resulted in aggregate up-front cash consideration of more than $294.5 million, which we funded with cash generated from our operations, borrowings under our then existing credit facilities and the proceeds of our common stock offerings.

Excluding our direct-to-consumer businesses, we currently serve more than 40,000 core customer locations in our twenty-three primary geographic markets across the United States, the Middle East, and Canada. We maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers by leveraging an experienced and sophisticated sales force of approximately 720 sales and customer service professionals. We operate 44 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our over 35-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are the largest distributor of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, New England, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Texas, Dubai, Abu Dhabi, and Qatar create and set the culinary trends for the rest of the United States, the Middle East, and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 55,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors. For example, we provide a selection of more than 200 different varieties of olive oil, while large broadline foodservice distributors only carry, on average, 5-10 types of olive oil.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 2,500 different suppliers. Our suppliers are located throughout North America, Europe, Asia, Australia, and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 40,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our core customers.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 720 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 44 distribution centers located throughout the United States, Middle East and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 55,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Expand our Customer Base Within our Existing Markets. We serve more than 40,000 core customer locations, excluding our direct-to-consumer business, in the United States, Middle East, and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 35-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed thirty-one acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

Excluding our direct-to-consumer business, we distribute our specialty food products to over 40,000 distinct core customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, Denver, Dubai, Abu Dhabi, Oman and Qatar. We believe that many of these markets set the culinary trends for the rest of the United States, Middle East and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers who accounted for less than 6.5% of total net sales for our 2022 fiscal year.

Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform. Additionally, in response to the Pandemic, we expanded our direct-to-consumer product offerings by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

Set forth below is a breakdown of the primary geographic markets we serve and the year we entered each market:

Market Name	Geographies Served	Year Entered
New York	New York to Atlantic City	1985
Washington, D.C.	Baltimore to Richmond	1999
Los Angeles	Santa Barbara to San Diego and Phoenix	2005
San Francisco	Napa Valley to Monterey Bay	2005
Las Vegas	Las Vegas	2005
Miami	Orlando to Miami	2010
Portland	Portland	2011
Columbus	Midwest	2012
Cincinnati	Dayton to Lexington	2013
Chicago	Chicago	2013
Vancouver	Vancouver and Western Canada	2013
Edmonton	Edmonton and Calgary	2013
Toronto	Toronto	2013
Seattle	Seattle	2013
Sacramento	Sacramento	2015
Philadelphia	Philadelphia	2018
Texas	Texas	2018
New England	New England	2020
Denver	Denver	2021
Middle East	Dubai, Abu Dhabi, Qatar, and Oman	2022

We extend credit to virtually all of our core customers on varying terms. Most of our customers have payment terms from 14 to 60 days. We complete a formal credit assessment of all significant new core customers, and our Credit and Collections Department regularly evaluates credit terms for each such customer based upon several factors, including order frequency, average order size, the types of products purchased and the length of the relationship. We believe that we are skilled at managing customer credit.

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America. We carry more than 55,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 720 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

Our Operations and Distribution Centers

Operating out of 44 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. We have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. Over recent years, we have made significant investments in distribution, sales, information and warehouse management systems and are in the process of implementing a fully-integrated Enterprise Resource Planning system. Our systems improvements include the implementation of route optimization software, a warehouse management system at all specialty warehouses that integrates with pick-to-voice and directed put-away systems. We are driving increasing sales volume through our e-commerce platforms and a new mobile ordering tool which we believe will enable a much more seamless online customer experience. We also leverage a reporting and analytics platform that provides our sales team and management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology to provide the fuel to drive profitable growth.

Intellectual Property

Except for the Spoleto, Bel Aria, Grand Reserve, Provvista, Argonaut, Praml, Black Falls, Michael’s, Chocoa, Crescendo, Matisse, Qzina, Coccinelle, Allen Brothers, The Great Steakhouse Steaks, Del Monte, Fells Point, Bassian Farms, Sid Wainer & Son, Cambridge Packing, Foley Fish, Silver State Meats, Sid Wainer & Son, Alexis Foods, Chef Middle East, and The Chefs’ Warehouse trademarks, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital Management

As of December 30, 2022, we had 4,124 full-time employees, 181 of whom (approximately 4%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2024 and 2025. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

Environmental, Social and Governance

We are committed to upholding ethical, socially responsible and environmentally conscious business practices, consistent with our corporate values, to promote long-term and sustainable change. In 2022, our board of directors formed an Environmental,
Social and Governance Committee (the “ESG Committee”) to oversee our environmental, social and governance activities and practices. Among other things, the ESG Committee reviews and evaluates: our progress towards meeting our diversity goals and compliance with our responsibilities as an equal opportunity employer; our workplace safety, employee health and wellness, inclusion, employee training and skill improvement and other human capital management initiatives; and our programs and activities relating to environmental sustainability, product quality and quality assurance, social and community relations (including labor relations) and other related economic and regulatory compliance requirements.

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

Professional Development

Providing career development opportunities for our employees is a top priority. As an investment in the professional growth of our employees, professional learning and development courses are provided for all employees. Our employees can readily choose to take courses in categories such as safety, leadership, management, sales and business acumen, and courses may also be assigned to our employees based on job function.

Social and Environmental Responsibility

Our corporate policies, overseen by the ESG Committee, are intended to further strengthen and promote our commitment to social and environmental responsibility with our directors, employees, leaders and business partners. Our policy on salient human rights risks identifies key human rights issues related to our business activities and business relationships, including promoting a safe and healthy work environment, providing a fair and inclusive work environment and combating forced and underage labor. Our Human Rights Policy details our commitment to upholding fundamental human rights, and our Code of Conduct for Suppliers reflects our commitment to extending ethical business practices throughout our supply chain. Our Environmental, Health and Safety Policy promotes and protects the health and safety of our employees and reinforces our commitment to environmental stewardship, such as through our endorsement of the United Nations Global Compact CEO Water Mandate.

Regulation

As a distributor of specialty food products and meat and seafood in the United States and Canada, we are subject to regulation by numerous international, federal, state, provincial and local regulatory agencies. For example, at the U.S. federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels, among other responsibilities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from vendors. The products we distribute in Canada are subject to regulation and inspection by Health Canada and the Canadian Food Inspection Agency. Our distribution operations in the Middle East are subject to regulation by municipal and local regulatory agencies including the Abu Dhabi Food Control Authority, the Ministry of Health in Qatar, the Centre for Food and Safety and Quality in Oman, and the Department of Food Safety in Dubai. Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business.

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

Our trucking operations are regulated by the Surface Transportation Board, the Federal Highway Administration, Transport Canada and Canadian provincial transportation authorities. We are also regulated by the Dubai Road and Transport Authority, Abu Dhabi Transport Authority and the Ministry of Transport in Qatar and Oman. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in compliance with applicable regulatory requirements relating to our motor carrier operations. Our failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

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

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	63
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

John Pappas Vice Chairman and Director	59
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

James Leddy Chief Financial Officer	59
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	42
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

Timothy McCauley Chief Accounting Officer	58
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

We intend to expand our presence in our existing markets by adding to our existing customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our existing customers. We cannot assure investors, however, that we will be able to continue to successfully expand or acquire critical market presence in our existing markets, as we may not successfully market our specialty food and center-of-the-plate products and brands or may encounter larger and/or more well-established competitors with substantially greater financial resources. Moreover, competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience. If we are unable to expand in existing markets, our ability to increase our revenues and profitability may be affected in a material and adverse manner. At times, we have grown our business by expanding into new geographic markets, including our recent expansion to in the Middle East. Efforts to expand organically may take time to produce revenues that exceed our expenses in these new markets, which can be high as we build out our infrastructure and hire associates to run our operations. Additionally, with respect to international markets, political or financial instability, changes in U.S. and foreign relationships, laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations could adversely impact our financial condition and results of operations.

We also regularly evaluate opportunities to acquire other companies. To the extent our future growth includes acquisitions, we cannot assure investors that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions, effectively and efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. Moreover, there may be additional risks that we face to the extent that we acquire companies that are principally involved in the distribution of products that we have not historically distributed, like fresh produce. We may choose to pursue further expansion into new international markets. If we seek and attain a larger international footprint, we would be required to comply with additional foreign laws and regulations, which could increase our operating costs. Any failure to comply with these laws or regulations could result in civil and/or criminal sanctions, reputational harm and could adversely affect our financial condition and results of operations.

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

The integration process may temporarily redirect resources previously focused on reducing product cost, resulting in lower gross profits in relation to sales. In addition, the process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. These risks may be exacerbated in international markets where we have less operational experience. We have an integration team which is dedicated to onboarding new acquisitions and integrating information technology systems as quickly and efficiently as possible. We believe that having a team dedicated to integration helps make sure the people, processes and products we add through acquisitions are consistent with our historical business and allows our management team to focus its attention on our day-to-day operations. If the integration team does not improve our integration process, the integration of acquisitions could divert the attention of management, and any difficulties or problems encountered in the integration process could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 30, 2022, we had 4,124 full-time employees, 181 of whom (approximately 4%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2024 and 2025. We have in the past been the focus of union negotiating efforts, and it is likely that we will be the focus of similar efforts in the future.
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

For instance, the outbreak of the COVID-19 pandemic had an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The Pandemic may also have exacerbated many of the other risks described in this section or may have the potential to do so in the future. The extent to which the Pandemic impacts our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

Because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, or events, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations spanning from New York to Atlantic City, accounted for approximately 18.8% of our net sales for fiscal year 2022. We are therefore particularly exposed to downturns in this regional economy. We also have significant operations in the San Francisco Bay area, Los Angeles, California, New England and Middle East. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, California, New England and Middle East areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, and recent international expansion, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, New England, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Miami and Orlando are particularly susceptible to hurricanes and flooding, and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires, among other locally occurring adverse weather conditions. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases, these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

Due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, a majority of our markets are known as targets for terrorist activity and other catastrophic events and could be subject to transportation disruption. Our markets outside the United States may also be impacted by political protests or instability. If our or our customers’ operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected. In anticipation of any such adverse weather conditions, terrorist attacks, man-made disasters or other unforeseen regional occurrences, we have implemented a disaster recovery plan. Should any of these events occur, and if we are unable to execute our disaster recovery plan, we may experience challenges in acquiring and distributing our products, failures or delays in the recovery of critical data, delayed reporting and compliance with governmental entities, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

As a result of our global operations, we are required to comply with laws and regulations governing ethical, anti-bribery and similar business practices. In our foreign operations, we are subject to the risk that one or more of our employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations that are applicable to us, such as the Foreign Corrupt Practices Act, including those based in or from countries where practices that violate U.S. laws and regulations or the laws and regulations of other countries may be customary, or will engage in business practices that are prohibited by the Company’s policies or circumvent its compliance programs. Any of these violations could adversely affect our business, financial condition and operating results. Further, foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our foreign operations and could adversely affect our financial condition and operating results.

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

Our business is highly regulated at the federal, state and local levels, and our specialty food products, meat, poultry and seafood products and distribution operations require various licenses, permits and approvals. For example:

•the products we distribute in the United States are subject to regulation and inspection by the FDA and the USDA, the products we distribute in the Middle East are subject to regulation and inspection by the Abu Dhabi Food Control Authority, Ministry of Health, and Centre for Food Safety and Quality, and the products we distribute in Canada are subject to regulation by Health Canada and the Canadian Food Inspection Agency;
•our warehouse, distribution facilities, repackaging activities and other operations also are subject to regulation and inspection, as applicable, by the FDA, the USDA, Health Canada, the Canadian Food Inspection Agency, Abu Dhabi Food Control Authority, Ministry of Health, Centre for Food Safety and Quality, and state, and provincial health authorities; and
•our U.S., Canadian, and Middle Eastern trucking operations are subject to regulation by, as applicable, the U.S. Department of Transportation, the U.S. Federal Highway Administration, Transport Canada, the Surface Transportation Board, Dubai Road and Transport Authority, Abu Dhabi Transport Authority, Ministry of Transport, and provincial transportation authorities.

The failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of any existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business, any of which could have a material adverse effect on our business, financial condition or results of operations. Our suppliers are also subject to similar regulatory requirements and oversight.

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

Federal, state, provincial and local tax rules in the United States, Canada and the Middle East may adversely impact our business, financial condition or results of operations.

We are subject to federal, state, provincial and local tax rules in the United States, Canada and Middle East. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our business, financial condition or results of operations.

Many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in future periods. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022 the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which would go into effect in 2024. In December 2022, South Korea enacted new global minimum tax rules to align with the OECD's BEPS 2.0 Pillar Two. Other countries, including the United Kingdom, Switzerland, Canada, and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

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

As of December 30, 2022, we had approximately $686.0 million of total indebtedness, consisting of $299.3 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $333.2 million of convertible debt, $11.3 million of finance leases, and other revolving credit facilities of $2.2 million . We had $40.0 million borrowings outstanding under our asset-based loan facility (“ABL”). See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

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

As of February 13, 2023, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 11.9% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman, beneficially owned approximately 10.0% of our outstanding shares of common stock as of February 13, 2023. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We operate 44 distributions centers located in the United States, Canada, Qatar, Oman, and United Arab Emirates, totaling approximately 2.9 million square feet. We own two distribution facilities in Massachusetts with a combined 241,000 square feet, two distribution centers in Ohio with a combined 120,397 square feet, and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. All of our other properties are leased. The following table sets forth our significant distribution, protein processing, corporate and other support facilities by state or country and their approximate aggregate square footage as of February 13, 2023.

State / Country	Number of Facilities	Total Square Footage
California	10	701,400
Maryland	4	324,500
United Arab Emirates	2	299,300
Massachusetts	6	287,300
Florida(2)	6	273,700
New York	2	246,100
Texas	4	234,700
Oregon	3	211,300
New Jersey	2	206,900
Illinois	3	144,200
Ohio	2	120,400
Nevada	3	117,600
Canada	4	94,300
Qatar	1	43,200
Connecticut(1)	1	29,200
Arizona	1	14,500
Oman	2	11,800
Washington	1	10,500
Colorado	1	3,600
Total	58	3,374,500

(1)Represents our corporate headquarters in Ridgefield, Connecticut.
(2)Includes a corporate office in Miami, Florida.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of December 31, 2022, there were 204 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we are prohibited from paying cash dividends under the terms of our senior secured credit facilities without the consent of the lenders thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 29, 2017 through December 30, 2022 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 29, 2017 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 29, 2017

	December 29, 2017	December 28, 2018	December 27, 2019	December 25, 2020	December 24, 2021	December 30, 2022
The Chefs’ Warehouse, Inc.	$100.00	$152.83	$185.22	$116.54	$158.88	$162.34
NASDAQ Composite Index	$100.00	$95.38	$130.47	$185.48	$226.75	$151.61
S&P Smallcap Food Distributor Index	$100.00	$63.50	$59.46	$63.45	$122.95	$112.92

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 24, 2022 to October 21, 2022	—	$—	—	—
October 22, 2022 to November 18, 2022	2,371	37.21	—	—
November 19, 2022 to December 30, 2022	—	—	—	—
Total	2,371	$37.21	—	—

(1)During the fourteen weeks ended December 30, 2022, we withheld 2,371 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

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

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States and the Middle East. We offer more than 55,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins. We serve more than 40,000 core customer locations, primarily located in our twenty-three geographic markets across the United States, Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers. We expanded our direct-to-consumer product offerings in fiscal 2020 by launching our “Shop Like a Chef” online home delivery platform in several of the markets we serve.

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

Effect of the COVID-19 Pandemic on our Business and Operations

The Pandemic had and could again have an adverse impact on numerous aspects of our business and those of our customers including, but not limited to, demand for our products, cost inflation and labor shortages. Despite these challenges, we continued to provide our core customers with high touch service, executed on our cost control measures and returned to profitability during the second quarter of fiscal 2021.

Recent Major Acquisitions

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

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The purchase price was approximately $108,749, paid in cash at closing. The Company is in the process of finalizing a valuation of tangible and intangible assets of CME as of the acquisition date. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $10,000 over a two-year period upon successful attainment of certain gross profit targets.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 2.9 million square feet in 44 distribution facilities as of February 13, 2023. From fiscal 2020 through the end of fiscal 2022, we have invested significantly in acquisitions, infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States, Middle East and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions begin to improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Similarly, the direct-to-consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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
•Other operating expenses: Other operating expenses includes expenses primarily related to changes in the fair value of the Company’s contingent earn-out liabilities, gains and losses on asset disposals, asset impairments and certain third-party deal costs incurred in connection with business acquisitions or financing arrangements.
•Interest expense: Interest and other expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

	Fiscal Years Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Net sales	$2,613,399	$1,745,757	$1,111,631
Cost of sales	1,994,763	1,355,272	863,480
Gross profit	618,636	390,485	248,151
Selling, general and administrative expenses	518,219	379,252	336,394
Other operating expenses	14,679	422	14,417
Operating income (loss)	85,738	10,811	(102,660)
Interest and other expense, net	43,849	17,587	20,946
Income (loss) before income taxes	41,889	(6,776)	(123,606)
Provision for income tax expense (benefit)	14,139	(1,853)	(40,703)
Net income (loss)	$27,750	$(4,923)	$(82,903)

Fiscal Year Ended December 30, 2022 Compared to Fiscal Year Ended December 24, 2021

The fiscal year ended December 30, 2022 consisted of 53 weeks as compared to the fiscal year ended December 24, 2021, which consisted of 52 weeks.

Net Sales

	2022	2021	$ Change	% Change
Net sales	$2,613,399	$1,745,757	$867,642	49.7%

Organic growth contributed $561.6 million, or 32.2%, to sales growth in the year primarily driven by our recovery from the Pandemic. The remaining growth of $306.1 million, or 17.5%, resulted from acquisitions. The incremental 53rd week of the fiscal year ended December 30, 2022 contributed approximately 2.0% to the annual sales growth. Organic case count increased approximately 27.6% in our specialty category. In addition, specialty unique customers and placements increased 26.8% and 35.7%, respectively, compared to the prior year. Pounds sold in our center-of-the-plate category increased 16.1% compared to the prior year. Estimated inflation was 15.0% in our specialty category and 8.0% in our center-of-the-plate category compared to fiscal 2021.

Gross Profit

	2022	2021	$ Change	% Change
Gross profit	$618,636	$390,485	$228,151	58.4%
Gross profit margin	23.7%	22.4%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 130 basis points. Gross profit margins decreased 50 basis points in the Company’s specialty category and increased 181 basis points in the Company’s center-of-the-plate category compared to the prior year period. Higher inflation compressed margin rates in the specialty categories, while margin rates in the center-of-the-plate category were benefited from the reopening of favorable margin markets in fiscal 2022.

Selling, General and Administrative Expenses

	2022	2021	$ Change	% Change
Selling, general and administrative expenses	518,219	379,252	138,967	36.6%
Percentage of net sales	19.8%	21.7%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities costs, and fuel costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales decreased predominately due to sales growth which contributing to improved fixed cost leverage.

Other Operating Expenses, Net

	2022	2021	$ Change	% Change
Other operating expenses	14,679	422	14,257	3,378.4%

The increase in net other operating expenses relates primarily to non-cash charges of $8.5 million for changes in the fair value of our contingent earn-out liabilities in fiscal 2022 compared to non-cash credits of $1.3 million in the prior year period and a year over year increase of $5.7 million primarily related to third-party deal costs incurred in connection with business acquisitions and financing arrangements. The prior year period also includes a $0.6 million impairment of Cambridge trademarks as a result of a shift in brand strategy to leverage our Allen Brothers brand in our New England region during the second quarter of fiscal 2021.

Interest Expense

	2022	2021	$ Change	% Change
Interest expense	43,849	17,587	$26,262	149.3%

Interest expense increased primarily due to the $14.3 million loss on debt extinguishment from the refinancing of our senior convertible debt and term loan and certain third-party transaction fees of $4.5 million. Additionally, we had higher amounts of debt outstanding and increases in the variable portion of interest rates charged on our outstanding debt during fiscal 2022.

Provision for Income Tax Expense (Benefit)

	2022	2021	$ Change	% Change
Provision for income tax expense (benefit)	14,139	(1,853)	$15,992	(863.0)%
Effective tax rate	33.8%	27.3%

The effective tax rate in the current period increased primarily due to the $14.1 million loss on debt extinguishment from the refinancing of our senior convertible debt, which was not tax deductible.

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

Gross Profit

	2021	2020	$ Change	% Change
Gross profit	390,485	248,151	$142,334	57.4%
Gross profit margin	22.4%	22.3%

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

The higher effective tax rate in fiscal 2020 is primarily related to our net taxable loss for fiscal 2020 which allowed us to claim tax refunds against taxes paid in fiscal 2015 and 2017, both of which were at statutory tax rates of 35%.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	December 30, 2022	December 24, 2021	December 25, 2020
Senior secured term loan	$299,250	$168,675	$201,553
Total convertible debt	$333,184	$204,000	$154,000
Borrowings outstanding on asset-based loan facility and revolving credit facilities	$42,217	$20,000	$40,000
Finance leases and other financing obligations	$11,331	$11,602	$15,798

As of December 30, 2022, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $674.7 million. We had outstanding letters of credit of approximately $25.8 million and $20.5 million at December 30, 2022 and December 24, 2021, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Recent Significant Financing Transactions

On December 13, 2022, we issued $287.5 million aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). Concurrently with the issuance of the 2028 Convertible Notes, we exchanged or repurchased approximately $158.3 million principal amount of 1.875% Convertible Senior Notes ( the“2024 Convertible Notes”) for an aggregate consideration consisting of approximately $159.7 million in cash, which includes accrued interest on the 2024 Convertible Notes, and approximately 324,066 shares of the Company’s common stock. We incurred transaction costs of approximately $7.0 million which were capitalized as deferred financing fees to be amortized over the term of the 2028 Senior Notes.

On August 23, 2022, we refinanced our senior secured term loans in an aggregate principal amount of $300.0 million maturing in August 2029, comprising of a refinancing of the then existing term loans balance of $167.4 million and an incremental borrowing of $132.6 million. We deferred lender and third-party fees of $10.9 million as debt issuance costs to be amortized over the term of the term loan. Arrangement and third-party transaction costs of $4.5 million were expensed as incurred.

On March 11, 2022, we entered into a third amendment to our asset-based loan facility which increased the aggregate commitments from $150.0 million to $200.0 million.

On March 1, 2021, we issued $50.0 million aggregate principal amount of our 2024 Convertible Senior Notes at a premium which were offered as an additional issuance of our $150.0 million Convertible Senior Notes due 2024 issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the our 2022 tranche of senior secured term loans of $31.2 million and repay a portion of borrowings outstanding under our asset-based loan facility. We incurred transaction costs of approximately $1.4 million which were capitalized as deferred financing fees to be amortized over the term of the underlying debt.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	December 30, 2022	December 24, 2021	December 25, 2020
Cash and cash equivalents	$158,800	$115,155	$193,281
Working capital,(1) excluding cash and cash equivalents	$278,315	$157,787	$94,279
Availability under asset-based loan facility	$135,827	$109,459	$50,282
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

Our capital expenditures, excluding cash paid for acquisitions, were approximately $45.8 million for fiscal 2022. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2023 will be approximately $50.0 million to $60.0 million.

Our long-term cash requirements include:

•Debt obligations: See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments and the timing of expected future payments.
•Leases: See Note 11 “Leases” to our consolidated financial statements for details on our various lease arrangements and the timing of expected future payments.
•Self-insurance liabilities: We are self-insured for medical, auto and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. See Note 16 “Commitments and Contingencies” to our consolidated financial statements for further detail.

•Contingent earn-out liabilities: Certain acquisitions involve contingent consideration, typically payable if certain financial performance targets are obtained. See Note 4 “Fair Value Measurements” to our consolidated financial statements for details on our contingent earn-out liabilities outstanding as of December 30, 2022.

Cash Flows

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Net income (loss)	$27,750	$(4,923)	$(82,903)
Non-cash charges	$93,325	$47,372	$62,509
Changes in working capital	$(97,941)	$(62,348)	$63,275
Cash provided by (used in) operating activities	$23,134	$(19,899)	$42,881
Cash used in investing activities	$(232,023)	$(48,991)	$(67,968)
Cash provided by (used in) financing activities	$253,215	$(9,222)	$78,056

Fiscal Year 2022 Cash Flows

Net cash provided by operations was $23.1 million for the fiscal year ended December 30, 2022 compared to net cash used in operating activities of $19.9 million for the fiscal year ended December 24, 2021. The increase in cash provided by operating activities was primarily due to the increased net income, net of non-cash charges, in the current year of $121.1 million compared to $42.4 million in the prior year period. This improvement in cash-based profitability is primarily due to a 49.7% increase in sales compared to the prior year period. The sales growth also resulted in higher working capital (increased accounts receivable and inventory partially offset by higher accounts payable). The working capital growth of $35.6 million versus the prior year period partially offset the favorable impact of increased cash-based profitability. The Company’s increased working capital investment in the current year is the result of rapid sales growth driven by our recovery from the pandemic. We expect working capital growth to moderate in the future as sales growth normalizes.

Net cash used in investing activities was $232.0 million in fiscal 2022 driven by $186.2 million in cash to fund acquisitions and $45.8 million in capital expenditures which includes the purchase of our distribution facility in Columbus, Ohio.

Net cash provided by financing activities was $253.2 million for fiscal 2022 driven primarily by $587.5 million of proceeds from debt issuances and $20.2 million of incremental borrowings under our asset-based loan facility and other revolving credit facilities, partially offset by payments made on debt obligations of $331.1 million and $19.0 million of deferred financing costs.

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

The Pandemic had a material impact on our business and operations and those of our customers. Our net sales were most significantly impacted during the second quarter of fiscal 2020 when, in an effort to limit the spread of the virus, federal, state and local governments began implementing various restrictions that resulted in the closure of non-essential businesses in many of the markets we serve, which forced our customers in those markets to either transition their establishments to take-out service, delivery service or temporarily cease operations.

Off-Balance Sheet Arrangements

As of December 30, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

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

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $260.2 million and $172.5 million, net of the allowance for doubtful accounts of $20.7 million and $20.3 million, as of December 30, 2022 and December 24, 2021, respectively.

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

Goodwill is tested at the reporting unit level, which is an operating segment or a component of an operating segment. When analyzing whether to aggregate components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate. As of December 30, 2022 we maintain four reporting units.

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

For the fiscal year ended December 30, 2022 and December 24, 2021, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. Total goodwill as of December 30, 2022 and December 24, 2021 was $287.1 million and $221.8 million, respectively.

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

During the second quarter of fiscal 2021, we committed to a plan to shift our brand strategy to leverage the Allen Brothers brand in our New England region and determined the Cambridge trademark did not fit our long-term strategic objectives. As a result, we recognized a $0.6 million impairment charge, $0.4 million net of tax, to fully write-down the net book value of our Cambridge trademark

There have been no other events or changes in circumstances during fiscal 2022 or 2021 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 30, 2022 and December 24, 2021 were $155.7 million and $104.7 million, respectively.

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

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal state, and Middle East jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 30, 2022 and December 24, 2021, we had valuation allowances of $1.6 million and $2.0 million, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 30, 2022, we had an aggregate $341.5 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.5 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. and subsidiaries (the “Company”) as of December 30, 2022 and December 24, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2022 and December 24, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Debt Transactions
As described in Notes 2 and 9 to the consolidated financial statements, the Company entered into the following debt transactions during the year ended December 30, 2022:
On August 23, 2022, the Company entered into an eighth amendment to its senior secured term loan credit agreement, dated June 22, 2016 (the "Eighth Amendment"). The Company borrowed $300 million maturing on August 23, 2029, comprising of a refinancing of the then existing term loans balance under the Term Credit Agreement of $167.4 million and an incremental borrowing of $132.6 million. The Eighth Amendment involved multiple members of a loan syndicate.

On December 13, 2022, the Company issued $287.5 million aggregate principal amount of 2.375% Convertible Senior Notes due 2028 (the “Convertible Notes”). Concurrently, the Company entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of its 1.875% Convertible Senior Notes due 2024 (the “Existing Convertible Notes”) to exchange or repurchase $158.4 million principal amount of Existing Convertible Notes for aggregate consideration consisting of $159.8 million in cash, and approximately 324,066 shares of the Company’s common stock.

We identified the accounting for these transactions, including the evaluation of the debt transactions as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the accounting for the Eighth Amendment and the Exchange Transactions as to whether these agreements resulted in a debt modification or extinguishment based on the analysis of cash flows on a lender-by-lender basis, and (ii) the evaluation of the potential derivatives that may require bifurcation from the Convertible Notes and evaluation of the appropriate accounting treatment. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Reviewing and analyzing (i) the terms of the agreements associated with each transaction, (ii) the completeness and accuracy of the Company’s technical accounting analysis including cash flows for each lender, and (iii) the application of the relevant accounting literature.
•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in: (i) evaluating relevant contract terms of the debt transactions in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2006.

Stamford, Connecticut
February 28, 2023

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 30, 2022	December 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$158,800	$115,155
Accounts receivable, net of allowance of $20,733 in 2022 and $20,260 in 2021	260,167	172,540
Inventories, net	245,693	144,491
Prepaid expenses and other current assets	56,200	37,774
Total current assets	720,860	469,960
Property and equipment, net	185,728	133,622
Operating lease right-of-use assets	156,629	130,701
Goodwill	287,120	221,775
Intangible assets, net	155,703	104,743
Deferred taxes, net	—	9,380
Other assets	3,256	3,614
Total assets	$1,509,296	$1,073,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,397	$118,284
Accrued liabilities	54,325	35,390
Short-term operating lease liabilities	19,428	15,882
Accrued compensation	34,167	22,321
Current portion of long-term debt	12,428	5,141
Total current liabilities	283,745	197,018
Long-term debt, net of current portion	653,504	394,160
Operating lease liabilities	151,406	127,296
Deferred taxes, net	6,098	—
Other liabilities and deferred credits	13,034	5,110
Total liabilities	1,107,787	723,584
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 30, 2022 and December 24, 2021, respectively	—	—
Common Stock, - $0.01 par value, 100,000,000 shares authorized, 38,599,390 and 37,887,675 shares issued and outstanding at December 30, 2022 and December 24, 2021, respectively	386	380
Additional paid in capital	337,947	314,242
Accumulated other comprehensive loss	(2,185)	(2,022)
Retained earnings	65,361	37,611
Total stockholders’ equity	401,509	350,211
Total liabilities and stockholders’ equity	$1,509,296	$1,073,795

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Net sales	$2,613,399	$1,745,757	$1,111,631
Cost of sales	1,994,763	1,355,272	863,480
Gross profit	618,636	390,485	248,151
Selling, general and administrative expenses	518,219	379,252	336,394
Other operating expenses, net	14,679	422	14,417
Operating income (loss)	85,738	10,811	(102,660)
Interest expense	43,849	17,587	20,946
Income (loss) before income taxes	41,889	(6,776)	(123,606)
Provision for income tax expense (benefit)	14,139	(1,853)	(40,703)
Net income (loss)	$27,750	$(4,923)	$(82,903)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(163)	29	(3)
Comprehensive income (loss)	$27,587	$(4,894)	$(82,906)
Net income (loss) per share:
Basic	$0.75	$(0.13)	$(2.46)
Diluted	$0.73	$(0.13)	$(2.46)
Weighted average common shares outstanding:
Basic	37,094,220	36,744,304	33,716,157
Diluted	38,742,328	36,744,304	33,716,157

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 30, 2022, December 24, 2021, and December 25, 2020
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2019	30,341,941	$304	$212,240	$(2,048)	$125,437	$335,933
Net loss	—	—	—	—	(82,903)	(82,903)
Stock compensation	500,100	5	9,287	—	—	9,292
Public offering of common stock	6,634,615	66	85,875	—	—	85,941
Cumulative translation adjustment	—	—	—	(3)	—	(3)
Shares surrendered to pay withholding taxes	(201,888)	(2)	(3,668)	—	—	(3,670)
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(4,923)	(4,923)
Stock compensation	679,330	7	11,472	—	—	11,479
Shares issued for acquisition	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	29	—	29
Shares surrendered to pay withholding taxes	(66,423)	—	(2,084)	—	—	(2,084)
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	27,750	27,750
Stock compensation	466,820	4	13,236	—	—	13,240
Conversion of debt to common stock	324,066	3	11,372	—	—	11,375
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Option exercises	3,407	—	69	—	—	69
Cumulative translation adjustment	—	—	—	(163)	—	(163)
Shares surrendered to pay withholding taxes	(82,578)	(1)	(2,673)	—	—	(2,674)
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 2022, December 24, 2021, and December 25, 2020
(Amounts in thousands)

	December 30, 2022	December 24, 2021	December 25, 2020
Cash flows from operating activities:
Net income (loss)	$27,750	$(4,923)	$(82,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,332	21,998	19,774
Amortization of intangible assets	13,913	12,967	13,502
Provision for allowance for doubtful accounts	6,048	(422)	21,372
Non-cash operating lease expense	1,730	1,402	689
Provision (benefit) for deferred income taxes	9,601	(1,845)	(18,418)
Amortization of deferred financing fees	1,290	2,299	3,426
Loss on debt extinguishment	14,287	—	—
Stock compensation	13,602	11,479	9,292
Change in fair value of contingent earn-out liabilities	8,505	(1,296)	(11,479)
Intangible asset impairment	—	597	24,200
Loss on asset disposal	17	193	151
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48,229)	(70,777)	77,590
Inventories	(49,931)	(60,799)	49,050
Prepaid expenses and other current assets	(17,603)	(2,183)	(18,240)
Accounts payable, accrued liabilities and accrued compensation	19,163	71,519	(46,442)
Other assets and liabilities	(1,341)	(108)	1,317
Net cash provided by (used in) operating activities	23,134	(19,899)	42,881

Cash flows from investing activities:
Capital expenditures	(45,848)	(38,801)	(7,036)
Cash paid for acquisitions	(186,175)	(10,190)	(60,932)
Net cash used in investing activities	(232,023)	(48,991)	(67,968)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(331,073)	(37,610)	(40,432)
Proceeds from the issuance of common stock, net of issuance costs	—	—	85,941
Proceeds from debt issuance	587,500	51,750	—
Payment of deferred financing fees	(19,039)	(1,450)	(856)
Proceeds from exercise of stock options	69	—	—
Surrender of shares to pay withholding taxes	(2,674)	(1,829)	(3,670)
Cash paid for contingent earn-out liabilities	(3,788)	(83)	(2,927)
Borrowings under asset based loan facility and revolving credit facilities	42,220	—	100,000
Payments under asset based loan facility	(20,000)	(20,000)	(60,000)
Net cash provided by (used in ) financing activities	253,215	(9,222)	78,056

Effect of foreign currency on cash and cash equivalents	(681)	(14)	79
Net change in cash and cash equivalents	43,645	(78,126)	53,048
Cash and cash equivalents at beginning of year	115,155	193,281	140,233
Cash and cash equivalents at end of year	$158,800	$115,155	$193,281

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated statement of operations for the fiscal year ended December 30, 2022 contained a 53rd week while all other years presented contained 52 weeks. The Company’s business consists of three operating segments: East, Midwest and West that aggregate into one reportable segment, food product distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Not Yet Adopted

There is no recent accounting guidance not yet adopted that is expected to have a material impact on the Company’s consolidated financial statements when adopted.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Fiscal Year Ended
	December 30, 2022		December 24, 2021		December 25, 2020
Center-of-the-Plate	$1,126,227	43.1%	$877,060	50.2%	$533,813	48.0%
Dry Goods	379,802	14.5%	238,758	13.7%	150,631	13.6%
Pastry	286,035	10.9%	178,352	10.2%	135,913	12.2%
Cheeses and Charcuterie	216,173	8.3%	143,048	8.2%	107,915	9.7%
Produce	279,097	10.7%	120,759	6.9%	80,920	7.3%
Dairy and Eggs	153,334	5.9%	79,512	4.6%	38,172	3.4%
Oils and Vinegars	113,386	4.3%	71,369	4.1%	40,389	3.6%
Kitchen Supplies	59,345	2.3%	36,899	2.1%	23,878	2.2%
Total	$2,613,399	100%	$1,745,757	100%	$1,111,631	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected as accrued liabilities on the Company’s consolidated balance sheets, of $2,206 and $2,294 as of December 30, 2022 and December 24, 2021, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $713 and $389 as of December 30, 2022 and December 24, 2021, respectively. Refund liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $442 and $238 as of December 30, 2022 and December 24, 2021, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected as inventories, net on the Company’s consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $40,185, $28,374 and $18,682 for fiscal 2022, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $143,435, $98,697 and $78,152 for fiscal 2022, 2021 and 2020, respectively.

Other Operating Expenses

Other operating expenses includes expenses primarily related to changes in the fair value of the Company’s contingent earn-out liabilities, gains and losses on asset disposals, asset impairments, certain third-party deal costs incurred in connection with business acquisitions or financing arrangements and certain other costs.

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

Accounts Receivable

Accounts receivable consist of trade receivables from customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a number of specific criteria, such as whether a customer has filed for or been placed into bankruptcy, has had accounts referred to outside parties for collections or has had accounts significantly past due. The allowance also covers short paid invoices the Company deems to be uncollectible as well as a portion of trade accounts receivable balances projected to become uncollectible based upon historic patterns and macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic and the subsequent recovery.

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

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. For the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020, the recorded purchase incentives totaled approximately $30,805, $20,296 and $12,678, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property and equipment are reviewed for impairment in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020 the results of which indicated no impairment. The Company has not recorded any impairment of equipment and leasehold improvements in fiscal 2022, 2021 or 2020.

Leases

The Company leases various distribution centers, office facilities, vehicles and equipment. The Company determines if an arrangement contains a lease at contract inception. An arrangement is or contains a lease if the agreement identifies an asset, implicitly or explicitly, that the Company has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined in ASC 842, “Leases”.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $11,805 at December 30, 2022 and $14,780 at December 24, 2021.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $448 and $460 of such unamortized costs as of December 30, 2022 and December 24, 2021, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $20,050 and $4,976 of such unamortized costs as of December 30, 2022 and December 24, 2021, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $1,290 for the fiscal year ended December 30, 2022, $2,299 for the fiscal year ended December 24, 2021 and $3,426 for the fiscal year ended December 25, 2020.

Business Combinations

The Company accounts for acquisitions in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheets at their estimated fair values, as of the acquisition date. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred and presented in other operating expenses in the Company’s consolidated statements of operations. Results of operations are included in the Company’s financial statements from the date of acquisition.

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. The adverse impact to the Company’s customer base and market capitalization at the onset of the Pandemic were considered triggering events during the first quarter of fiscal 2020, and, accordingly, the Company performed a long-lived asset recoverability test as of March 27, 2020, the results of which indicated no impairment.

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

There have been no other events or changes in circumstances during fiscal 2022, 2021 or 2020, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” The Company’s maintains four reporting units. The Company evaluates the recoverability of goodwill at each of its reporting units annually in the fourth quarter, or more frequently when circumstances indicate an impairment may have occurred. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeded its fair value. The Company has the option to evaluate goodwill impairment using a qualitative or quantitative analysis.

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

For the fiscal years ended December 30, 2022 and December 24, 2021, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. The qualitative analysis considered various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others.

There have been no events or changes in circumstances, other than the onset of the Pandemic, during fiscal 2022, 2021 or 2020, indicating that goodwill may be impaired.

Employee Benefit Programs

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”). The Company recognized expense related to the 401(k) Plan totaling $1,714, $683 and $720, respectively, for fiscal 2022, 2021 and 2020.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 30, 2022 and December 24, 2021, the Company had valuation allowances of $1,641 and $2,046, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

ASC 740, “Income Taxes” established a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company evaluates uncertain tax positions, if any, by determining if it is more likely than not to be sustained upon examination by the tax authorities. The Company records uncertain tax positions when it is more likely than not that such liabilities have been incurred. The Company, when required, will accrue interest and penalties related to income tax matters in income tax expense. The Company releases disproportionate tax effects from accumulated other comprehensive income as individual items are liquidated.

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

Stock-Based Compensation

The Company determines the accounting classification of stock awards as either a liability or equity in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 718 “Compensation - Stock Compensation.” Stock awards are classified as liabilities when, among other considerations, they require settlement by issuing a variable number of shares. Stock-based compensation for stock awards classified as liabilities is initially measured at the grant date based on the estimated fair value of the ultimate award liability and remeasured each reporting period until settlement, considering the estimable probable outcome at the end of the performance period. The Company measures stock-based compensation for stock awards classified as equity at the grant date based on the fair value of the award. Restricted stock awards (“RSAs”) and performance share units are valued based on the fair value of the stock on the grant date.

The related compensation expense is recognized over the service period on a straight-line basis and reduced by forfeitures when they occur. Stock-based compensation expense is presented within selling, general and administrative expenses on the Company’s consolidated statements of operations. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options and RSAs with market conditions is determined based on a Monte Carlo simulation in order to simulate a range of possible future stock prices for the Company’s common stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

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

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Net income (loss) per share:
Basic	$0.75	$(0.13)	$(2.46)
Diluted	$0.73	$(0.13)	$(2.46)
Weighted average common shares:
Basic	37,094,220	36,744,304	33,716,157
Diluted	38,742,328	36,744,304	33,716,157

Reconciliation of net income (loss) per common share:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Numerator:
Net income (loss)	$27,750	$(4,923)	$(82,903)
Add effect of dilutive securities:
Interest on convertible notes, net of tax	580	—	—
Adjusted net income (loss)	$28,330	$(4,923)	$(82,903)
Denominator:
Weighted average basic common shares outstanding	37,094,220	36,744,304	33,716,157
Dilutive effect of unvested common shares	638,293	—	—
Dilutive effect of stock options and warrants	66,719	—	—
Dilutive effect of convertible notes	943,096	—	—
Weighted average diluted common shares outstanding	38,742,328	36,744,304	33,716,157

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Restricted share awards	906	306,084	505,568
Stock options and warrants	—	139,198	115,639
Convertible notes	392,732	4,410,639	3,484,788

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. The fair value of contingent consideration are predominantly determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses on the Company’s consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Balance December 25, 2020	$2,756
Acquisition value	5,500
Cash payments	(83)
Changes in fair value	(1,296)
Balance December 24, 2021	6,877
Acquisition value	8,700
Cash payments	(6,788)
Changes in fair value	8,505
Balance December 30, 2022	$17,294

The long-term portion of contingent earn-out liabilities was $10,483 and $3,252 as of December 30, 2022 and December 24, 2021, respectively, and are reflected as other liabilities and deferred credits on the Company’s consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of December 30, 2022 and December 24, 2021 as these instruments had variable interest rates that reflected current market rates available to the Company.

The following table presents the carrying value and fair value of the Company’s convertible notes (more fully described in Note 9). The fair value of the Company’s 2028 Convertible Senior Notes was based on Level 1 inputs. In estimating the fair value of its 2024 Convertible Senior Notes and Convertible Unsecured Note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion options. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimates.

	December 30, 2022		December 24, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	$287,500	$292,531	$—	$—
2024 Convertible Senior Notes	$41,684	$43,723	$200,000	$206,182
Convertible Unsecured Note	$4,000	$4,345	$4,000	$4,102

Note 5 – Acquisitions

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The purchase price was approximately $108,749, paid in cash at closing. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $7,500 as of November 1, 2022 and December 30, 2022. The Company is in the process of finalizing a valuation of tangible and intangible assets of CME as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor and any intangible assets that do not qualify for separate recognition.

Capital Seaboard

On December 28, 2021, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of CGC Holdings, Inc. (“Capital Seaboard”), a specialty seafood and produce distributor in Maryland. The purchase price was approximately $31,036, consisting of $28,000 paid in cash at closing, common stock warrants valued at $1,701, and $1,335 paid upon settlement of a net working capital true-up. Customer relationships and trademarks were valued at fair value using Level 3 inputs and are being amortized over 15 and 5 years, respectively. Goodwill for the Capital Seaboard acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor to leverage the Company’s existing products in the markets served by Capital Seaboard, to supply Capital Seaboard’s product offerings to our East Coast markets and any intangible assets that do not qualify for separate recognition.

Other Acquisitions
During fiscal 2022, the Company completed six other acquisitions for an aggregate purchase price of approximately $55,300, consisting of $55,300 paid in cash, subject to customary working capital adjustments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2,000 in the aggregate. The Company is in the process of finalizing valuations of tangible and intangible assets as of the acquisition dates. When applicable, these valuations require the use of Level 3 inputs. Goodwill for these acquisitions will be amortized over 15 years for tax purposes.
The Company recognized professional fees of $4,357, $450 and $435 in other operating expenses related to acquisition activities in fiscal 2022, 2021 and 2020, respectively.

The Company reflected net sales and loss before taxes in its consolidated statement of operations related to the acquisitions as follows:

Fiscal Year Ended
December 30, 2022
Net sales	$245,670
Loss before income taxes	$15,377

The table below presents unaudited pro forma consolidated income statement information of the Company as if the acquisitions completed during fiscal 2022 had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair values.

	Fiscal Year Ended
	December 30, 2022	December 24, 2021
Net sales	$2,843,207	$2,211,208
Income before income taxes	$56,293	$4,146

The table below sets forth the purchase price allocation of these acquisitions:

	Chef Middle East	Capital Seaboard	Other Acquisitions
Current assets	$84,811	$10,130	$14,743
Customer relationships	25,800	7,250	16,700
Trademarks	11,400	2,280	1,000
Non-compete agreements	320	—	—
Goodwill	23,814	8,334	34,101
Fixed assets	16,953	9,552	701
Other assets	941	122	17
Deferred tax liability	(3,635)	—	(2,365)
Right-of-use assets	5,321	16,427	1,491
Lease liabilities	(5,321)	(16,427)	(1,491)
Current liabilities	(44,155)	(6,632)	(8,397)
Earn-out liability	(7,500)	—	(1,200)
Total consideration	$108,749	$31,036	$55,300

Note 6 – Inventories

Inventories consist primarily of finished product. Our entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $9,198 and $8,312 at December 30, 2022 and December 24, 2021, respectively.

Note 7 – Property and Equipment

Property and equipment as of December 30, 2022 and December 24, 2021 consisted of the following:

	Useful Lives	December 30, 2022	December 24, 2021
Land	Indefinite	$5,542	$5,020
Buildings	20 years	39,893	18,406
Machinery and equipment	5 - 10 years	32,107	28,099
Computers, data processing and other equipment	3 - 7 years	18,475	15,480
Software	3 - 7 years	42,609	39,799
Leasehold improvements	1- 40 years	94,245	69,105
Furniture and fixtures	7 years	3,825	3,582
Vehicles	5 - 10 years	31,462	29,632
Construction-in-process		36,583	24,355
		304,741	233,478
Less: accumulated depreciation and amortization		(119,013)	(99,856)
Equipment, leasehold improvements and software, net		$185,728	$133,622

Construction-in-process at December 30, 2022 related primarily to the build-out of the Company’s Miami, Dallas and Richmond, CA distribution facilities and the implementation of the Company’s Enterprise Resource Planning system. Construction-in-process at December 24, 2021 related primarily related primarily to the build-outs of the Company’s Los Angeles and Miami distribution facilities.

The net book value of equipment financed under finance leases at December 30, 2022 and December 24, 2021 was $11,579 and $10,874, respectively. No interest expense was capitalized during the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020.

The components of depreciation and amortization expense were as follows:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Depreciation expense	$18,572	$15,918	$14,984
Software amortization	$5,760	$6,080	$4,790

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 25, 2020	$214,864
Acquisitions	6,845
Foreign currency translation	66
Carrying amount as of December 24, 2021	221,775
Goodwill adjustments	(792)
Acquisitions	66,249
Foreign currency translation	(112)
Carrying amount as of December 30, 2022	$287,120

Other intangible assets as of December 30, 2022 and December 24, 2021 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 30, 2022
Customer relationships	232 months	$205,608	$(85,447)	$120,161
Non-compete agreements	73 months	8,899	(8,293)	606
Trademarks	250 months	51,137	(16,201)	34,936
Total		$265,644	$(109,941)	$155,703
December 24, 2021
Customer relationships	120 months	$155,678	$(74,644)	$81,034
Non-compete agreements	26 months	8,579	(8,018)	561
Trademarks	179 months	36,514	(13,366)	23,148
Total		$200,771	$(96,028)	$104,743

During the second quarter of fiscal 2021, the Company recorded a $597 impairment charge, $433 net of tax, to fully write-down the net book value of its Cambridge trademark.

During fourth quarter of fiscal 2020, the Company committed to a plan to shift its brand strategy, to commence in the second quarter of fiscal 2021, to leverage its Allen Brothers brand in its west region and determined its Del Monte, Ports Seafood and Bassian Farms trademarks did not fit the Company’s long-term strategic objectives. The Company assessed these trademarks for impairment and used the relief of royalty method to determine fair value. Significant assumptions used include future sales forecasts, royalty rates and discount rates. As a result of the assessment, the Company recorded a $24,200 impairment charge, $17,545 net of tax, to write-down the value of its Del Monte and Bassian Farms trademarks. This impairment charge is presented within other operating expenses on the consolidated statements of operations.

Amortization expense for other intangibles was $13,913, $12,967 and $13,502 for the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020, respectively.

As of December 30, 2022, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2023	$16,664
2024	15,811
2025	15,388
2026	15,286
2027	14,706
Thereafter	77,848
Total	$155,703

Note 9 – Debt Obligations

Debt obligations as of December 30, 2022 and December 24, 2021 consisted of the following:

	Weighted Average Effective Interest Rate at December 30, 2022	Maturity	December 30, 2022	December 24, 2021
Senior secured term loan	7.93%	August 2029	$299,250	$168,675
2028 Convertible senior notes	2.78%	December 2028	287,500	—
2024 Convertible senior notes	2.32%	December 2024	41,684	200,000
Asset-based loan facility	4.50%	March 2027	40,000	20,000
Finance leases	4.63%	Various	11,331	11,602
Convertible unsecured note	5.00%	June 2023	4,000	4,000
Other revolving credit facilities	7.72%	April 2023	2,217	—
Unamortized deferred costs and premium			(20,050)	(4,976)
Total debt obligations			665,932	399,301
Less: current installments			(12,428)	(5,141)
Total long-term debt			$653,504	$394,160

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 30, 2022 are as follows:

2023	$9,217
2024	44,684
2025	3,000
2026	3,000
2027	3,000
Thereafter	611,750
Total	$674,651

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”). On August 23, 2022, the Company entered into an eight amendment (“Eighth Amendment”) in an aggregate principal amount of $300,000 maturing on August 23, 2029 (“2029 Term Loans”), comprising of a refinancing of the then existing term loans balance under the Term Loan Credit Agreement of $167,391 and an incremental borrowing of $132,609. The incremental funds are to be used for capital expenditures, permitted acquisitions, working capital, and general corporate purposes of the Company. Substantially all of the Company’s assets are pledged as collateral. The Company is required to make scheduled principal payments of 0.25% of the original principal amount per quarter.

Additionally, the Term Credit Agreement includes an accordion which permits the Company to request that the lenders extend additional Term Loans based on certain performance, leverage ratio and other restrictions. The Term Loan Credit Agreement includes a springing maturity of the earlier of August 23, 2029 and the date that is 181 days prior to the schedule maturity date of any individual trance of unsecured indebtedness of which a principal amount in excess of $40,000 remains outstanding on such date.

The interest charged on the 2029 Term Loans is equal to, at the Company’s option, either the Alternate Base Rate (as defined in the Eighth Agreement) plus 375 basis points or the secured overnight financing rate (“SOFR”) for one-, two-, three- or six -month interest periods chosen by the Company.

The Eight Amendment involved multiple members of a loan syndicate. The Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the Eighth Amendment resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows of 10% or more. As a result of the analysis, the Company incurred a loss on debt extinguishment of $142 which represents the portion of unamortized deferred financing fees attributable to lenders that exited the loan syndicate. The transaction was accounted for as a modification for existing lenders that participated in the 2029 Term Loans. The Company deferred lender and third-party fees of $10,852 as debt issuance costs to be amortized over the term of the loan. Arrangement and third-party transaction costs of $4,498 were expensed as incurred.

The Term Loan Facility contains affirmative covenants, negative covenants and events of default customary for a term loan B facility of this type, as more particularly described in the Term Loan Credit Agreement. The Eight Amendment removed a minimum liquidity covenant which required the Company to maintain certain liquidity levels as of the last day of any fiscal quarter where EBITDA did not meet a predefined target.

Asset-Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement provides for an asset-based loan facility (the “ABL”) in the aggregate amount of up to $150,000. On March 11, 2022 the Company entered into a third amendment to the ABL Credit Agreement which increased the aggregate commitments to $200,000 maturing on March 11, 2027. Borrowings under the ABL will be used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. Availability under the ABL will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The Company under the ABL is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL in an aggregate principal amount of up to $25,000. The ABL includes a springing maturity date that occurs 90 days prior to the earliest maturity under the Company’s senior secured term loan facility and the date that is 181 days prior to the scheduled maturity date of any individual tranche of unsecured indebtedness of which a principal amount in excess of $40,000 remains outstanding on such date and March 11, 2027.

The third amendment of the ABL was accounted for as a debt modification. The Company incurred transaction costs of $406 which were capitalized as deferred financing fees to be amortized over the term of the ABL.

The interest rate charged on borrowings under the ABL is equal to a spread plus, at the Company’s option, either the Base Rate (as defined in the ABL Credit Agreement) or a forward-looking term rate based on SOFR for one-, three-, or six-month interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. If the amount of availability under the ABL falls below $14,000 or 10% of the borrowing base,the Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1.

The Company had reserved $24,173 of the ABL for the issuance of letters of credit. As of December 30, 2022, funds totaling $135,827 were available for borrowing under the ABL.

2028 Convertible Senior Notes

On December 13, 2022, the Company issued $287,500 aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). The 2028 Senior Notes were issued pursuant to an indenture, dated as of December 13, 2022 (the

“2028 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the 2028 Convertible Notes, the Company entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of its 1.875% Convertible Senior Notes ( the “2024 Convertible Notes) to exchange or repurchase approximately $158,316 principal amount of 2024 Convertible Notes for an aggregate consideration consisting of approximately $159,709 in cash, which includes accrued interest on the 2024 Convertible Notes, and approximately 324,066 shares of the Company’s common stock. Net proceeds are are expected to be used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

The Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the Exchange Transactions resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows or a change in the fair value of the conversion option of more than 10%. As a result of the analysis, the Exchange Transaction was recorded as an extinguishment and the Company incurred a loss on debt extinguishment of $14,145 which is reflected in interest expense on the Company’s consolidated statements of operations. The Company incurred third party transaction costs of approximately $6,971 which were capitalized as deferred financing fees to be amortized over the term of the 2028 Senior Notes.

The 2028 Convertible Notes bear interest of 2.375% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. The initial conversion price is approximately $44.27 per share together with cash in lieu of any fractional share. The conversion price is subject to adjustments upon the occurrence of certain events. The 2028 Convertible Notes will mature on December 15, 2028, unless earlier converted or repurchased in accordance with their terms.

Before September 15, 2028, holders of the 2028 Convertible Notes will have the right to convert only upon the occurrence of certain events. From and after September 15, 2028, holders may convert at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

In addition, if the Company undergoes a fundamental change, as described in the 2028 Indenture, holders may require the Company to repurchase for cash all or part of their 2028 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the required repurchase date.

2024 Convertible Senior Notes

On November 22, 2019, the Company issued $150,000 aggregate principal amount of 2024 Convertible Notes pursuant to an indenture, dated as of November 22, 2019 (the “2024 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Approximately $43,225 of the net proceeds were used to repay all borrowings then outstanding under the ABL and the remainder was used for working capital, general corporate purposes and acquisitions. The Company incurred transaction costs of approximately $5,082 which were capitalized as deferred financing fees to be amortized over the term of the 2024 Convertible Notes.

On March 1, 2021, the Company issued $50,000 aggregate principal amount of 2024 Convertible Notes at a premium which were offered as an additional issuance and under the same terms as the 2024 Convertible Notes initially issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under the Company's 2022 tranche of senior secured term loans of $31,166 and repay a portion of borrowings outstanding under the Company’s ABL. The Company incurred transaction costs of approximately $1,350 which were capitalized as deferred financing fees to be amortized over the term of the 2024 Senior Notes.

The 2024 Convertible Notes bear interest of 1.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020. At any time before the close of business on the scheduled trading day immediately before the maturity date, the 2024 Convertible Notes will be convertible at the option of holders into shares of the Company’s common stock, together with cash in lieu of any fractional share, at an initial conversion price of approximately $44.20 per share. The conversion price is subject to adjustments upon the occurrence of certain events. The 2024 Convertible Notes will mature on December 1, 2024, unless earlier converted or repurchased in accordance with their terms.

The Company may not redeem the 2024 Convertible Notes at its option prior to maturity. In addition, if the Company undergoes a fundamental change, as described in the 2024 Indenture, holders may require the Company to repurchase for cash all or part of their 2024 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the required repurchase date.

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4,000 convertible unsecured note (the “Unsecured Note”), maturing on June 29, 2023, to Bassian Farms, Inc. (the “Holder”) as partial consideration in the Bassian acquisition. The interest rate charged on the Unsecured Note was 4.5% per annum and increased to 5.0% after the two-year anniversary of the closing date. The Company may, in certain instances beginning eighteen months after issuance of the Unsecured Note, redeem the Unsecured Note in whole or in part for cash or convert the Unsecured Note into shares of the Company’s common stock at the conversion price of $43.93 per share. After the two-year anniversary of the closing date, the Holder may convert the Unsecured Note into shares of the Company’s common stock at the conversion price. Upon a change of control event, the Holder may convert the Unsecured Note into shares of the Company’s common stock at the conversion price or redeem the Unsecured Note for cash.

The net carry value of the Company’s convertible notes as of December 30, 2022 and December 24, 2021 was:

	December 30, 2022			December 24, 2021
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Senior Notes	$287,500	$(6,876)	$280,624	$—	$—	$—
2024 Convertible Senior Notes	41,684	(373)	41,311	200,000	(2,686)	197,314
Convertible Unsecured Note	4,000	—	4,000	4,000	—	4,000
Total	$333,184	$(7,249)	$325,935	$204,000	$(2,686)	$201,314

The components of interest expense on the Company’convertible notes were as follows:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Coupon interest	$4,272	$3,763	$2,993
Amortization of deferred costs and premium	932	913	1,000
Loss on extinguishment of debt	14,145	—	—
Total interest	$19,349	$4,676	$3,993

Note 10 – Stockholders’ Equity

Warrants

In connection with an acquisition during the second quarter of fiscal 2021, the Company issued warrants with a fair value of $1,120 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.96 per share. These warrants expire on April 22, 2024.

In connection with the acquisition of Capital Seaboard during the first quarter of fiscal 2022, the Company issued warrants with a fair value of $1,701 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.55 per share. These warrants expire on December 26, 2025.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 2,600,000 shares available for grant. As of December 30, 2022, there were 2,046,252 shares available for grant.

Stock compensation expense was $13,602, $11,479 and $9,292 for the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020, respectively. The related tax benefit for stock-based compensation was $22, $49 and $133 for the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020, respectively.

The following table reflects the activity of RSAs during the fiscal year ended December 30, 2022:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 24, 2021	617,996	$28.33	187,437	$32.04	185,129	$31.44
Granted	187,153	33.69	169,408	32.47	169,408	29.13
Vested	(323,871)	26.49	—	—	—	—
Forfeited	(16,306)	29.20	(21,420)	32.14	(21,423)	30.82
Unvested at December 30, 2022	464,972	$31.74	335,425	$32.25	333,114	$30.30

The fair value of RSAs vested during the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020, was $8,719, $7,848 and $8,109, respectively.

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

At December 30, 2022, the total unrecognized compensation cost for the Company’s unvested RSAs was $20,080 to be recognized over a weighted-average period of approximately 1.9 years. Of this total, $9,281 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 2.0 years and $10,799 related to RSAs with performance- or market-based vesting provisions to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity during the fiscal year ended December 30, 2022:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 24, 2021	115,639	$20.23	$2,051	6.2
Exercised	(3,407)	20.23
Outstanding December 30, 2022	112,232	$20.23	$1,465	3.2
Exercisable at December 30, 2022	112,232	20.23	$1,465	3.2

The Company issues new shares upon the exercise of stock options. No stock option expense was recognized during the fiscal years ended December 30, 2022 and December 24, 2021. No compensation expense related to the Company’s RSAs or stock options has been capitalized.

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to four years. Stock-based compensation expense for these awards was $362 during the fiscal year ended December 30, 2022. As of December 30, 2022, the fair value of these awards was $362 and is presented within Other liabilities and deferred credits on the Company’s consolidated balance sheets.

Note 11 – Leases

 The components of net lease cost were as follows:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Operating lease cost	$31,346	$26,531	$27,521
Finance lease cost:
Amortization of right-of-use asset	3,715	4,667	4,166
Interest expense on lease liabilities	442	555	552
Total finance lease cost	$4,157	$5,222	$4,718
Short-term lease cost	5,481	3,491	2,475
Variable lease cost	7,715	3,331	1,990
Sublease income	(1,344)	(430)	(96)
Total lease cost, net	$47,355	$38,145	$36,608

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 30, 2022 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2023	$387	$22,597	$7,767	$30,751	$3,637
2024	—	20,773	5,115	25,888	3,049
2025	—	18,282	3,242	21,524	2,491
2026	—	16,889	1,546	18,435	1,693
2027	—	16,655	1,027	17,682	607
Thereafter	—	134,768	27	134,795	663
Total	$387	$229,964	$18,724	$249,075	$12,140
Less imputed interest				(78,241)	(809)
Present value of lease obligations				$170,834	$11,331

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 30, 2022	December 24, 2021
Short-term finance lease liabilities	Current portion of long-term debt	$3,211	$3,429
Long-term finance lease liabilities	Long-term debt, net of current portion	$8,120	$8,173

At December 30, 2022, the weighted-average lease term for operating and finance leases was 11.0 years and 4.0 years, respectively. At December 30, 2022, the weighted-average discount rate for operating and finance leases was 6.7% and 4.6%, respectively.

As of December 30, 2022, the Company is contractually obligated to make payments over the next 14 years of approximately $44,593 related to long-term leases for a distribution facility, vehicles and material handling equipment that have not commenced. Accordingly, the Company has not recognized ROU assets or lease liabilities associated with these leases.

Note 12 – Income Taxes

The components of the Company’s operating income (loss) before income taxes consist of the following:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Domestic	$40,428	$(4,356)	$(119,375)
Foreign	1,461	(2,420)	(4,231)
Total	$41,889	$(6,776)	$(123,606)

The provision for income taxes consists of the following:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Current income tax expense (benefit):
Federal	$1,665	$(285)	$(21,877)
Foreign	208	—	—
State	2,665	277	(408)
Total current income tax expense (benefit)	4,538	(8)	(22,285)
Deferred income tax expense (benefit):
Federal	9,571	(2,002)	(10,740)
Foreign	(4)	(22)	50
State	34	179	(7,728)
Total deferred income tax expense (benefit)	9,601	(1,845)	(18,418)
Total income tax expense (benefit)	$14,139	$(1,853)	$(40,703)

In response to the Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. Among other provisions it allows for the carryback of federal net operating losses generated in 2020 to five preceding years and a refundable Employee Retention Tax Credit (“ERTC”) to eligible employers. The Company’s fiscal 2020 income tax provision reflects the impact of an expected income tax refund receivable of $21,250 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 30, 2022 and December 24, 2021, as a result of the five year carryback allowed under the CARES Act. During the second quarter of fiscal 2021, the Company recognized a receivable of $1,418 related to the ERTC which is presented within prepaid expenses and other current assets on the consolidated balance sheet and the related expense reduction is presented within selling, general and administrative expenses on the consolidated statements of operations.

The IRS is experiencing significant processing delays driven by an increase in net operating loss carryback requests as a result of the CARES Act, along with other factors. As a result, the processing and expected receipt of the federal income tax refund receivable and ERTC receivable have been significantly delayed. The Company is currently working with IRS Taxpayer’s

Advocate Services and consultants to resolve the processing issue. While progress has been made with the IRS and the Company expects to receive the refunds within one year, the exact timing of receipt is difficult to predict.

Income tax expense (benefit) differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Year Ended
	December 30, 2022	December 24, 2021	December 25, 2020
Statutory U.S. Federal tax	$8,797	$(1,423)	$(25,957)
Differences due to:
State and local taxes, net of federal benefit	3,251	(396)	(6,414)
Change in valuation allowance	(405)	(215)	1,354
Foreign rate differential	(560)	—	—
Loss on debt extinguishment	2,982	—	—
Acquisition costs	472	—	—
Federal NOL rate differential	—	—	(5,212)
Stock compensation	(170)	(361)	(102)
Other	(228)	542	(4,372)
Income tax expense (benefit)	$14,139	$(1,853)	$(40,703)

Deferred tax assets and liabilities at December 30, 2022 and December 24, 2021 consist of the following:

	December 30, 2022	December 24, 2021
Deferred tax assets:
Receivables and inventory	$10,574	$9,425
Self-insurance reserves	2,846	2,211
Net operating loss carryforwards	5,374	15,177
Interest expense carryforward	7,671	—
Stock compensation	4,629	3,246
Intangible assets	2,796	5,210
Charitable contribution carryforward	2,569	3,865
Operating lease liabilities	44,495	39,335
Other	527	3,072
Total deferred tax assets	81,481	81,541

Deferred tax liabilities:
Property & equipment	(15,602)	(7,808)
Goodwill	(25,539)	(24,529)
Intangible assets	(3,439)	—
Prepaid expenses and other	(907)	(1,916)
Operating lease right-of-use assets	(40,451)	(35,862)
Total deferred tax liabilities	(85,938)	(70,115)
Valuation allowance	(1,641)	(2,046)
Total net deferred tax (liability) asset	$(6,098)	$9,380

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2019 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2022. For state tax purposes, the 2018 through 2022 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

The Company considered all available positive and negative evidence to determine if based on the weight of such evidence, a valuation allowance is needed. At December 30, 2022, the Company had a valuation allowance of $1,641, which consisted of foreign net operating loss carryforwards as it is not expected to be fully realizable in the future.

The Company’s Canada net operating loss carryforward of $1,770 expires at various dates between fiscal 2038 and 2040. The Company’s state net operating loss carryforwards of $3,604 expire at various dates, the earliest of which expire in fiscal 2026 while others are indefinite-lived. The Company’s charitable contributions carry forward of $2,569 expire between fiscal 2025 and 2027.

The Company is permanently reinvesting the earnings of it’s foreign operations. The accumulated undistributed earnings of its foreign subsidiaries are immaterial, as a majority of such earnings have been taxed in the U.S.

As of December 30, 2022 and December 24, 2021, the Company did not have any material uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 30, 2022	December 24, 2021	December 25, 2020
Cash paid for income taxes, net of cash received	$4,275	$(230)	$308
Cash paid for interest	$27,225	$15,387	$18,182
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,144	$25,111	$25,090
Operating cash flows from finance leases	$3,659	$555	$3,856
ROU assets obtained in exchange for lease liabilities:
Operating leases	$49,643	$32,741	$7,201
Finance leases	$2,960	$536	$16,063
Non-cash investing and financing activities:
Warrants issued for acquisition	$1,701	$1,120	$—
Conversion of debt into common stock	$11,375	$—	$—
Contingent earn-out liabilities for acquisitions	$8,700	$5,500	$3,464

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company offers a 401(k) Plan to eligible employees that provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six of the employee’s annual salary, capped at $2.5 per employee per year. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. As a result of the Pandemic, the Company’s matching contributions were temporarily suspended from March 31, 2020 through August 31, 2021. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $1,714, $683 and $720, respectively, for fiscal 2022, 2021 and 2020.

Note 15 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $493 for fiscal 2022, $493 for fiscal 2021 and $488 for fiscal 2020. This lease was amended during the first quarter of fiscal 2020 and expires on September 30, 2023.

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

Audits

The Company is involved in various matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes or other costs that are subsequently resolved with authorities or potentially through the courts.

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $2,310 and $2,373 at December 30, 2022 and December 24, 2021, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $3,830 and $3,980 at December 30, 2022 and December 24, 2021, respectively. Self-insurance reserves for workers’ compensation totaled $10,544 and $7,053 at December 30, 2022 and December 24, 2021, respectively.

Workforce

As of December 30, 2022, approximately 4.4% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2024 and 2025. Approximately 0.8% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2024.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 30, 2022, December 24, 2021 and December 25, 2020:

	Balance at Beginning of Period	Additions (Recoveries) Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
December 30, 2022	$20,260	$6,048	$(5,575)	$20,733
December 24, 2021	24,027	(422)	(3,345)	20,260
December 25, 2020	8,846	21,372	(6,191)	24,027

Allowance for deferred tax assets
December 30, 2022	$2,046	$(405)	$—	$1,641
December 24, 2021	2,261	(215)	—	2,046
December 25, 2020	907	1,354	—	2,261

Note 18 – Subsequent Events

On January 23, 2023, the Company entered into an asset purchase agreement to acquire substantially all of the assets of a specialty food and produce distributor in California. The purchase price was $10,000 paid in cash at closing and is subject to a customary working capital true-up. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2,000. The Company has not provided the preliminary purchase price allocation for this acquisition as the initial accounting is incomplete.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 30, 2022.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 30, 2022.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that have occurred during the fiscal quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited The Chefs’ Warehouse, Inc.’s (the “Company’s”) internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on the COSO criteria
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2022 and December 24, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

Stamford, Connecticut
February 28, 2023

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 19, 2023, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 19, 2023, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 19, 2023, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	112,232	$20.23	1,934,020
Plans not approved by stockholders	—	—	—
Total	112,232	$20.23	1,934,020

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 19, 2023, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, LLP” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be held on May 19, 2023, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of January 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 31, 2017).

3.3	Amended Bylaws of the Company, dated as of August 3, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 4, 2021).

3.4
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

4.5
Indenture, dated as of December 13, 2022, between The Chefs’ Warehouse, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 13, 2022).

4.6	Form of 2.375% Convertible Senior Note due 2028 (included as an exhibit to Exhibit 4.5)

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

10.12	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.13	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.14	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.15	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.16	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.17
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

10.18†
Seventh Amendment to Credit Agreement, dated February 24, 2021, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as borrowers, The Chefs’ Warehouse, Inc., certain other subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

10.19	Amendment No. 8, dated as of August 23, 2022, to the Term Loan Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on October 26, 2022).

10.20†	Amendment No. 9, dated as of December 7, 2022, to the Term Loan Credit Agreement.

10.21
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

10.22	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.23†	Amendment No. 2, dated as of February 24, 2021, to the ABL Facility.

10.24	Amendment No. 3, dated as of March 11, 2022, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 27, 2022).

10.25	Amendment No. 4, dated as of August 23, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 26, 2022).

10.26†	Amendment No. 5, dated as of December 7, 2022 to the ABL Facility.

10.27*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.28*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.29
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

10.30*
Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.31*	The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on May 26, 2022).

10.32*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.33*
Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2019).

10.34*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

10.35*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

10.36*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.37*	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.38*	2021 Form of Restricted Share Award Agreement - Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.39*	2021 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.40†	The Chefs’s Warehouse, Inc. Seventh Amended and Restated Compensation and Human Capital Committee Charter as adopted by the Board of Directors, November 1, 2022.

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

THE CHEFS’ WAREHOUSE, INC.

February 28, 2023	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 28, 2023
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 28, 2023
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 28, 2023
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 28, 2023
John Pappas

/s/ Alan Guarino	Director	February 28, 2023
Alan Guarino

/s/ Dominick C. Cerbone	Director	February 28, 2023
Dominick C. Cerbone

/s/ Joseph Cugine	Director	February 28, 2023
Joseph Cugine

/s/ Stephen Hanson	Director	February 28, 2023
Stephen Hanson

/s/ Katherine Oliver	Director	February 28, 2023
Katherine Oliver

/s/ Steven F. Goldstone	Director	February 28, 2023
Steven F. Goldstone

/s/ Ivy Brown	Director	February 28, 2023
Ivy Brown

/s/ Aylwin Lewis	Director	February 28, 2023
Aylwin Lewis