Form 10-Q
period 2023-03-31
Chefs' Warehouse, Inc.
filed 2023-05-10
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at May 8, 2023: 39,542,217

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our sensitivity to general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; we may not achieve the benefits expected from our acquisitions, which could adversely impact our business and operating results; we may have difficulty managing and facilitating our future growth; conditions beyond our control could materially affect the cost and/or availability of our specialty food products or center-of-the-plate products and/or interrupt our distribution network; our increased distribution of center-of-the-plate products, like meat, poultry and seafood, involves increased exposure to price volatility experienced by those products; our business is a low-margin business and our profit margins may be sensitive to inflationary and deflationary pressures; because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, including adverse weather conditions, in these areas; fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations; our ability to raise capital in the future may be limited; we may be unable to obtain debt or other financing, including financing necessary to execute on our acquisition strategy, on favorable terms or at all; interest charged on our outstanding debt may be adversely affected by changes in the method of determining the Secured Overnight Financing Rate (“SOFR”); our business operations and future development could be significantly disrupted if we lose key members of our management team; and significant public health epidemics or pandemics, including the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$91,742	$158,800
Accounts receivable, net of allowance of $22,571 in 2023 and $20,260 in 2022	274,598	260,167
Inventories, net	274,787	245,693
Prepaid expenses and other current assets	55,714	56,200
Total current assets	696,841	720,860
Property and equipment, net	196,256	185,728
Operating lease right-of-use assets	178,872	156,629
Goodwill	307,773	287,120
Intangible assets, net	167,823	155,703
Other assets	4,566	3,256
Total assets	$1,552,131	$1,509,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,912	$163,397
Accrued liabilities	72,057	54,325
Short-term operating lease liabilities	21,690	19,428
Accrued compensation	27,370	34,167
Current portion of long-term debt	13,199	12,428
Total current liabilities	304,228	283,745
Long-term debt, net of current portion	654,417	653,504
Operating lease liabilities	171,972	151,406
Deferred taxes, net	6,221	6,098
Other liabilities and deferred credits	9,341	13,034
Total liabilities	1,146,179	1,107,787
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 30, 2022	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,544,131 and 38,599,390 shares issued and outstanding at March 31, 2023 and December 30, 2022, respectively	395	386
Additional paid-in capital	340,899	337,947
Accumulated other comprehensive loss	(2,104)	(2,185)
Retained earnings	66,762	65,361
Total stockholders’ equity	405,952	401,509
Total liabilities and stockholders’ equity	$1,552,131	$1,509,296

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Net sales	$719,645	$512,103
Cost of sales	549,937	394,590
Gross profit	169,708	117,513
Selling, general and administrative expenses	156,137	110,086
Other operating expenses, net	1,672	1,163
Operating income	11,899	6,264
Interest expense	10,006	4,365
Income before income taxes	1,893	1,899
Provision for income tax expense	492	514
Net income	$1,401	$1,385
Other comprehensive income:
Foreign currency translation adjustments	81	125
Comprehensive income	$1,482	$1,510
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares outstanding:
Basic	37,507,093	36,935,717
Diluted	38,161,269	37,307,478

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	1,401	1,401
Stock compensation	998,777	10	4,780	—	—	4,790
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(54,036)	(1)	(1,828)	—	—	(1,829)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	$405,952

Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisitions	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Cash flows from operating activities:
Net income	$1,401	$1,385
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	7,011	5,889
Amortization of intangible assets	4,697	3,356
Provision (benefit) for allowance for doubtful accounts	1,849	(178)
Non-cash operating lease expense	585	802
Provision for deferred income taxes	123	504
Amortization of deferred financing fees	967	539
Stock compensation	5,334	3,043
Change in fair value of contingent earn-out liabilities	372	299
Loss on asset disposal	57	17
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,860	10,084
Inventories	(20,075)	(4,391)
Prepaid expenses and other current assets	1,612	(1,080)
Accounts payable, accrued liabilities and accrued compensation	(15,044)	(9,830)
Other assets and liabilities	(1,010)	(156)
Net cash (used in) provided by operating activities	(2,261)	10,283

Cash flows from investing activities:
Capital expenditures	(8,696)	(14,206)
Cash paid for acquisitions, net of cash acquired	(50,937)	(28,000)
Net cash used in investing activities	(59,633)	(42,206)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(3,378)	(1,405)
Payment of deferred financing fees	—	(406)
Surrender of shares to pay withholding taxes	(1,763)	(2,040)
Net cash used in financing activities	(5,141)	(3,851)

Effect of foreign currency on cash and cash equivalents	(23)	58
Net change in cash and cash equivalents	(67,058)	(35,716)
Cash and cash equivalents-beginning of period	158,800	115,155
Cash and cash equivalents-end of period	$91,742	$79,439

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the condensed consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year-end to the calendar year. Fiscal 2022 contained a fourteenth week in the fourth quarter. The Company’s business consists of three operating segments: East, Midwest and West that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos, specialty food stores, grocers and warehouse clubs.

Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2022 filed as part of the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2023.

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2023, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 14 to 60 days from delivery. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 31, 2023		March 25, 2022
Center-of-the-Plate	$306,305	42.6%	$238,776	46.6%
Dry Goods	122,934	17.1%	68,796	13.4%
Pastry	89,162	12.4%	50,395	9.8%
Cheese and Charcuterie	55,141	7.7%	38,388	7.5%
Produce	52,999	7.4%	57,154	11.2%
Dairy and Eggs	49,078	6.8%	26,951	5.3%
Oils and Vinegars	28,878	4.0%	21,025	4.1%
Kitchen Supplies	15,148	2.0%	10,618	2.1%
Total	$719,645	100%	$512,103	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $11,674 and $9,036 for the thirteen weeks ended March 31, 2023 and March 25, 2022, respectively.

Immaterial Correction of Prior Period Disclosures

Subsequent to the issuance of the fiscal year 2022 consolidated financial statements, immaterial errors were identified in the weighted average remaining amortization period of intangible assets, the intangible asset amortization schedule and the debt maturity schedule. The weighted average remaining amortization period for customer relationships, non-compete agreements and trademarks were previously disclosed as 232 months, 73 months and 250 months instead of 117 months, 25 months and 165 months, respectively. This had a corresponding immaterial impact on the intangible asset amortization schedule.

In addition, the debt maturity schedule previously included the $40,000 due upon maturity of the asset-based loan facility in the thereafter total instead of in the 2027 total. Further, the Company omitted that the asset-based loan facility and term loan are classified as Level 2 within the fair value hierarchy. These immaterial errors and omissions have been corrected in Note 4 “Fair Value Measurements”, Note 8 “Goodwill and Other Intangible Assets” and Note 9 “Debt Obligations”, within these condensed consolidated financial statements.

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average common shares:
Basic	37,507,093	36,935,717
Diluted	38,161,269	37,307,478

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Numerator:
Net income	$1,401	$1,385
Denominator:
Weighted average basic common shares outstanding	37,507,093	36,935,717
Dilutive effect of unvested common shares	577,557	330,415
Dilutive effect of stock options and warrants	76,619	41,346
Weighted average diluted common shares outstanding	38,161,269	37,307,478

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Restricted share awards (“RSAs”)	—	113,061
Stock options and warrants	—	293,407
Convertible notes	7,483,870	4,616,033

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $6,790 and $10,483 as of March 31, 2023 and December 30, 2022, respectively, and are reflected as other liabilities and deferred credits on the condensed consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the condensed consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses, net on the condensed consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 30, 2022	$17,294
Acquisition value	7,800
Cash payments	—
Changes in fair value	372
Balance March 31, 2023	$25,466

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset based loan facility and term loan approximated their book values as of March 31, 2023 and December 30, 2022 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes. The fair value of the Company’s 2029 Convertible Senior Notes was based on Level 1 inputs. In estimating the fair value of its 2024 Convertible Senior Notes and Convertible Unsecured Note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate.

		March 31, 2023		December 30, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$291,813	$287,500	$292,531
2024 Convertible Senior Notes	Level 3	$39,684	$40,695	$41,684	$43,723
Convertible Unsecured Note	Level 3	$4,000	$4,120	$4,000	$4,345

Note 5 – Acquisitions

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The purchase price was approximately $38,000, paid in cash at closing. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $6,500 as of March 20, 2023 and March 31, 2023. The Company is in the process of finalizing a valuation of tangible and intangible assets of Hardie’s Fresh Foods as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill for the Hardie’s Fresh Foods acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s Fresh Foods and any intangible assets that do not qualify for separate recognition.

Other Fiscal 2023 Acquisitions

During the thirteen weeks ended March 31, 2023, the Company completed two other acquisitions for an aggregate purchase price of approximately $14,436, consisting of $12,221 paid in cash at closing, subject to customary working capital adjustments, and $2,215 of deferred payments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amount which could total $2,000 in the aggregate. The Company estimated the fair value of the contingent earn-out liability to be $1,300 as of March 31, 2023. The Company is in the process of finalizing a valuation of the tangible and intangible assets as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. Goodwill of $4,596 will be amortized over 15 years for tax purposes.

The Company reflected net sales and income before income taxes in its condensed consolidated statement of operations related to the fiscal 2023 acquisitions as follows:

Thirteen Weeks Ended
March 31, 2023
Net sales	$20,207
Income before income taxes	$1,760

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The purchase price was approximately $108,915, consisting of $108,749 paid in cash at closing and $166 paid upon settlement of a net working capital true-up. The measurement period adjustments recorded during the first quarter of fiscal 2023 resulted in a goodwill increase of $866, a decrease in inventories of $735 and a decrease in deferred tax liabilities of $35. The Company will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain gross profit targets. The Company estimated the fair value of this contingent earn-out liability to be $7,500 as of March 31, 2023 and December 30, 2022. The Company is in the process of finalizing a valuation of tangible and intangible assets of CME as of the acquisition date. When applicable, these valuations require the use of Level 3 inputs. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor and any intangible assets that do not qualify for separate recognition.

The table below presents unaudited pro forma condensed consolidated income statement information of the Company as if the Hardie’s Fresh Foods and CME acquisitions had occurred on December 25, 2021. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair value. CME did not have a proforma impact during the thirteen weeks ended March 31, 2023 as it was included in the condensed consolidated results of operations for the entire period.

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Net sales	$773,547	$621,761
Income before income taxes	$1,159	$7,139

The table below sets forth the preliminary purchase price allocation for the Company’s acquisitions:

	Chef Middle East	Hardie’s Fresh Foods	Other Acquisitions
Current assets	$84,076	$27,479	$9,787
Customer relationships	25,800	11,200	1,531
Trademarks	11,400	1,900	2,600
Non-compete agreements	320	—	—
Goodwill	24,680	14,720	4,596
Fixed assets	16,953	5,582	117
Other assets	941	854	15
Deferred tax liability	(3,600)	—	—
Right-of-use assets	5,321	13,303	3,258
Lease liabilities	(5,321)	(13,303)	(3,258)
Current liabilities	(44,155)	(17,235)	(2,880)
Earn-out liability	(7,500)	(6,500)	(1,300)
Total consideration	$108,915	$38,000	$14,436

The Company recognized professional fees of $1,243 and $659 in operating expenses related to acquisition related activities during the thirteen weeks ended weeks ended March 31, 2023 and March 25, 2022, respectively.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $10,127 and $9,198 at March 31, 2023 and December 30, 2022, respectively.

Note 7 – Property and Equipment

Property and equipment as of March 31, 2023 and December 30, 2022 consisted of the following:

	Useful Lives	March 31, 2023	December 30, 2022
Land	Indefinite	$5,542	$5,542
Buildings	20 years	40,591	39,893
Machinery and equipment	5 - 10 years	38,214	32,107
Computers, data processing and other equipment	3 - 7 years	19,667	18,475
Software	3 - 7 years	48,541	42,609
Leasehold improvements	1 - 40 years	119,213	94,245
Furniture and fixtures	7 years	2,949	3,825
Vehicles	5 - 10 years	31,421	31,462
Construction-in-process		11,333	36,583
		317,471	304,741
Less: accumulated depreciation and amortization		(121,215)	(119,013)
Property and equipment, net		$196,256	$185,728

Construction-in-process at March 31, 2023 related primarily to the build-out of the Company’s Miami, Richmond, CA and Gibbstown, NJ distribution facilities and at December 30, 2022 related primarily to the build-out of the Company’s Miami, Dallas and Richmond, CA distribution facilities and the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at March 31, 2023 and December 30, 2022 was $10,036 and $11,579, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Depreciation expense	$5,542	$4,415
Software amortization	$1,469	$1,474
	$7,011	$5,889

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2022	$287,120
Goodwill adjustments (1)	1,342
Acquisitions	19,316
Foreign currency translation	(5)
Carrying amount as of March 31, 2023	$307,773
(1) Reflect measurement period adjustments primarily related to net working capital true-ups of prior year acquisitions.

Other intangible assets as of March 31, 2023 and December 30, 2022 consisted of the following:

March 31, 2023	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	113 months	$220,531	$(89,038)	$131,493
Trademarks	159 months	53,031	(17,213)	35,818
Non-compete agreements	23 months	8,899	(8,387)	512
Total		$282,461	$(114,638)	$167,823

December 30, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	117 months	$205,608	$(85,447)	$120,161
Trademarks	165 months	51,137	(16,201)	34,936
Non-compete agreements	25 months	8,899	(8,293)	606
Total		$265,644	$(109,941)	$155,703

Amortization expense for other intangibles was $4,697 and $3,356 for the thirteen weeks ended March 31, 2023 and March 25, 2022, respectively.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$18,713
2024	18,045
2025	17,901
2026	17,701
2027	17,196
Thereafter	78,267
Total	$167,823

Note 9 – Debt Obligations

Debt obligations as of March 31, 2023 and December 30, 2022 consisted of the following:

	Weighted Average Effective Interest Rate at March 31, 2023	Maturity	March 31, 2023	December 30, 2022
Senior secured term loans	10.32%	August 2029	$298,500	$299,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	41,684
Asset-based loan facility	7.12%	March 2027	40,000	40,000
Finance leases	5.61%	Various	14,913	11,331
Convertible unsecured note	5.00%	June 2023	4,000	4,000
Other revolving credit facilities	7.72%	April 2023	2,217	2,217
Unamortized deferred costs and premium			(19,198)	(20,050)
Total debt obligations			667,616	665,932
Less: current installments			(13,199)	(12,428)
Total debt obligations excluding current installments			$654,417	$653,504

Maturities of the Company’s debt, excluding finance leases, for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$8,467
2024	42,684
2025	3,000
2026	3,000
2027	43,000
Thereafter	571,750
Total	$671,901

The net carry value of the Company’s convertible notes as of March 31, 2023 and December 30, 2022 was:

	March 31, 2023			December 30, 2022
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Senior Notes	$287,500	$(6,589)	$280,911	$287,500	$(6,876)	$280,624
2024 Convertible Senior Notes	39,684	(325)	39,359	41,684	(373)	41,311
Convertible Unsecured Note	4,000	—	4,000	4,000	—	4,000
Total	$331,184	$(6,914)	$324,270	$333,184	$(7,249)	$325,935

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Coupon interest	$1,899	$938
Amortization of deferred costs and premium	335	224
Total interest	$2,234	$1,162

As of March 31, 2023, the Company had reserved $24,170 of the asset-based loan facility for the issuance of letters of credit and funds totaling $135,830 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the thirteen weeks ended March 31, 2023:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	464,972	$31.74	335,425	$32.25	333,114	$30.30
Granted	197,345	32.55	713,490	33.16	87,942	28.84
Vested	(161,555)	31.82	—	—	—	—
Forfeited	—	—	—	—	—	—
Unvested at March 31, 2023	500,762	$32.03	1,048,915	$32.87	421,056	$30.00

The Company granted 998,777 RSAs to its employees at a weighted average grant date fair value of $32.66 during the thirteen weeks ended March 31, 2023. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $4,790 and $3,043 on its RSAs during the thirteen weeks ended March 31, 2023 and March 25, 2022, respectively.

At March 31, 2023, the total unrecognized compensation cost for unvested RSAs was $37,653 and the weighted-average remaining period was approximately 2.9 years. Of this total, $13,865 related to RSAs with time-based vesting provisions and $23,788 related to RSAs with performance- and market-based vesting provisions. At March 31, 2023, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.6 years and 3.0 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of March 31, 2023, there were 1,542,375 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

The following table summarizes stock option activity during the thirteen weeks ended March 31, 2023:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 30, 2022	112,232	$20.23	$1,465	3.2
Exercised	—	—
Outstanding March 31, 2023	112,232	$20.23	$1,551	2.9
Exercisable at March 31, 2023	112,232	20.23	$1,551	2.9

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to four years. Stock-based compensation expense for these awards was $544 and $0 during the thirteen weeks ended March 31, 2023 and March 25, 2022, respectively. The fair value of these awards was $906 and $362 as of March 31, 2023 and December 30, 2022, respectively, and is presented within Other liabilities and deferred credits on the Company’s condensed consolidated balance sheets.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and Chief Operating Officer, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended March 31, 2023 and March 25, 2022.

Note 12 – Income Taxes

The Company’s effective tax rate was 26.0% and 27.1% thirteen weeks ended March 31, 2023 and March 25, 2022. The effective tax rate varies from the 21% statutory rate primarily due to state taxes. The lower effective tax rate for the thirteen weeks ended March 31, 2023 was primarily driven by a greater mix of foreign earnings that are subject to tax rates below the US statutory rate of 21%.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Supplemental cash flow disclosures:
Cash paid (received) for income taxes	$2,539	$(282)
Cash paid for interest, net of cash received	$7,366	$3,011
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,001	$6,766
Operating cash flows from finance leases	$914	$1,028
Other non-cash investing and financing activities
ROU assets obtained in exchange for lease liabilities:
Operating leases	$32,615	$8,589
Finance leases	$2,697	$—
Warrants issued for acquisitions	$—	$1,701
Contingent earn-out liabilities for acquisitions	$7,800	$—

Note 14 – Subsequent Events

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the assets of Greenleaf Produce and Specialty Foods, a leading produce and specialty food distributor in Northern California. The initial purchase price was $80,000 consisting of $70,000 paid in cash at closing, subject to a customary working capital true-up, and the issuance of a $10,000 unsecured note. The unsecured note matures on April 30, 2025 and bears interest of 4.47%. The Company has not provided preliminary purchase price allocation for this acquisition as the initial accounting is incomplete. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Business Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States and the Middle East. We offer more than 55,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 40,000 customer locations, primarily located in our 23 geographic markets across the United States, Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our products directly to consumers through our Allen Brothers and “Shop Like a Chef” retail channels.

Recent Acquisitions

On March 20, 2023, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The initial purchase price was approximately $38.0 million, paid in cash at closing and is subject to customary working capital adjustments. We will also pay additional contingent consideration, if earned, in the form of an earn-out amount which could total $10.0 million over a two-year period.

During the thirteen weeks ended March 31, 2023 , the Company completed two other acquisitions for an aggregate purchase price of approximately $14.4 million, consisting of $12.2 million paid in cash at closing, subject to customer working capital adjustments, and $2.2 million of deferred payments. The Company will also pay additional contingent consideration, if earned, in the form of earn-out amounts which could total $2.0 million in the aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Net sales	$719,645	$512,103
Cost of sales	549,937	394,590
Gross profit	169,708	117,513
Selling, general and administrative expenses	156,137	110,086
Other operating expenses, net	1,672	1,163
Operating income	11,899	6,264
Interest expense	10,006	4,365
Income before income taxes	1,893	1,899
Provision for income tax expense	492	514
Net income	$1,401	$1,385

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

Thirteen Weeks Ended March 31, 2023 Compared to Thirteen Weeks Ended March 25, 2022

Net Sales

	2023	2022	$ Change	% Change
Net sales	$719,645	$512,103	$207,542	40.5%

Organic growth contributed $87.9 million, or 17.1%, to sales growth and the remaining sales growth of $119.7 million, or 23.4%, resulted from acquisitions. Organic case count increased approximately 16.8% in our specialty category. In addition, specialty unique customers and placements increased 21.2% and 18.7%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 14.4% compared to the prior year. Estimated inflation was 5.5% in our specialty category and 3.2% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	$169,708	$117,513	$52,195	44.4%
Gross profit margin	23.6%	22.9%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 64 basis points. Gross profit margins increased 65 basis points in the Company’s specialty category and decreased 68 basis points in the Company’s center-of-the-plate category. Estimated inflation was 5.5% in the Company’s specialty category and 3.2% in the center-of-the-plate category compared to the prior year period. Specialty margins increased primarily due to changes in product mix. Margin rates in the center-of-the-plate category decreased due to higher inflationary impacts of certain products during the first quarter of fiscal 2023.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$156,137	$110,086	$46,051	41.8%
Percentage of net sales	21.7%	21.5%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities costs, and distribution costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales was relatively consistent with the prior year quarter.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses, net	$1,672	$1,163	$509	43.8%

The increase in net other operating expenses was primarily due to higher third-party deal costs incurred in connection with business acquisitions.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	$10,006	$4,365	$5,641	129.2%

Interest expense increased primarily driven by higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2023	2022	$ Change	% Change
Provision for income tax expense	$492	$514	$(22)	(4.3)%
Effective tax rate	26.0%	27.1%

The lower effective tax rate for the thirteen weeks ended March 31, 2023 was primarily driven by a greater mix of foreign earnings that are subject to tax rates below the US statutory rate of 21%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	March 31, 2023	December 30, 2022
Senior secured term loan	$298,500	$299,250
Total convertible debt	331,184	333,184
Borrowings outstanding on asset-based loan facility and revolving credit facilities	42,217	42,217
Finance leases and other financing obligations	14,913	11,331
Total	$686,814	$685,982

As of March 31, 2023, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $671.9 million.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	March 31, 2023	December 30, 2022
Cash and cash equivalents	$91,742	$158,800
Working capital, excluding cash and cash equivalents	300,871	278,315
Availability under asset-based loan facility	135,830	135,827
Total	$528,443	$572,942

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2023 will be approximately $50.0 million to $60.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirteen Weeks Ended
	March 31, 2023	March 25, 2022
Net income	$1,401	$1,385
Non-cash charges	$20,995	$14,271
Changes in working capital	$(24,657)	$(5,373)
Net cash (used in) provided by operating activities	$(2,261)	$10,283
Net cash used in investing activities	$(59,633)	$(42,206)
Net cash used in financing activities	$(5,141)	$(3,851)

Net cash used in operations was $2.3 million for the thirteen weeks ended March 31, 2023 compared to net cash provided by operating activities of $10.3 million for the thirteen weeks ended March 25, 2022. The decrease in cash provided by operating activities was primarily due to the working capital growth of $19.3 million versus the prior year period which was driven by a strategic decision to pull forward inventory purchases of certain product categories during the first quarter of fiscal 2023. We expect our inventory levels to normalize during the remainder of the year. The increase in cash used for working capital growth was partially offset by increased net income, net of non-cash charges, in the current year of $22.4 million compared to $15.7 million in the prior year period. This increase is driven by higher depreciation and amortization expenses, stock-based compensation expenses and a release in our provision for doubtful accounts in the prior year quarter related to the pandemic recovery which did not recur in the current period.

Net cash used in investing activities was $59.6 million for the thirteen weeks ended March 31, 2023, driven by capital expenditures of $8.7 million and $50.9 million in cash paid for acquisitions.

Net cash used in financing activities was $5.1 million for the thirteen weeks ended March 31, 2023 driven by $3.4 million of payments of debt and other financing obligations, including finance leases, and $1.8 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies and estimates as those that are both most important to the portrayal of the Company’s financial condition and results and require its most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies and estimates include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets, (v) self-insurance reserves, (vi) accounting for income taxes and (vii) contingent earn-out liabilities. Our critical accounting policies and estimates are described in the Form 10-K filed with the SEC on February 28, 2023.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of March 31, 2023, we had aggregate indebtedness outstanding of $340.7 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.5 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are involved in legal proceedings, claims and litigation arising out of the ordinary conduct of our business. Although we cannot assure the outcome, management presently believes that the result of such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our condensed consolidated financial statements, and no material amounts have been accrued in our condensed consolidated financial statements with respect to these matters.

ITEM 1A.         RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 30, 2022 filed with the SEC on February 28, 2023. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 31, 2022 to January 27, 2023	—	$—	—	—
January 28, 2023 to February 24, 2023	52,632	33.84	—	—
February 25, 2023 to March 31, 2023	1,404	33.05	—	—
Total	54,036	$33.82	—	—

(1)During the thirteen weeks ended March 31, 2023, we withheld 54,036 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2023.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: May 10, 2023	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)