Form 10-Q
period 2023-06-30
Chefs' Warehouse, Inc.
filed 2023-08-02
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 31, 2023: 39,665,691

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$59,592	$158,800
Accounts receivable, net of allowance of $23,673 in 2023 and $20,733 in 2022	301,375	260,167
Inventories, net	291,917	245,693
Prepaid expenses and other current assets	60,735	56,200
Total current assets	713,619	720,860
Property and equipment, net	205,535	185,728
Operating lease right-of-use assets	182,215	156,629
Goodwill	348,951	287,120
Intangible assets, net	195,785	155,703
Other assets	4,884	3,256
Total assets	$1,650,989	$1,509,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,087	$163,397
Accrued liabilities	71,739	54,325
Short-term operating lease liabilities	23,104	19,428
Accrued compensation	28,486	34,167
Current portion of long-term debt	12,017	12,428
Total current liabilities	333,433	283,745
Long-term debt, net of current portion	709,073	653,504
Operating lease liabilities	175,142	151,406
Deferred taxes, net	7,294	6,098
Other liabilities and deferred credits	3,072	13,034
Total liabilities	1,228,014	1,107,787
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 30, 2022	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,665,691 and 38,599,390 shares issued and outstanding at June 30, 2023 and December 30, 2022, respectively	396	386
Additional paid-in capital	347,861	337,947
Accumulated other comprehensive loss	(1,911)	(2,185)
Retained earnings	76,629	65,361
Total stockholders’ equity	422,975	401,509
Total liabilities and stockholders’ equity	$1,650,989	$1,509,296

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net sales	$881,820	$648,104	$1,601,465	$1,160,207
Cost of sales	673,376	492,100	1,223,313	886,690
Gross profit	208,444	156,004	378,152	273,517
Selling, general and administrative expenses	179,042	124,487	335,179	234,573
Other operating expenses, net	4,062	3,883	5,734	5,046
Operating income	25,340	27,634	37,239	33,898
Interest expense	12,006	4,465	22,012	8,830
Income before income taxes	13,334	23,169	15,227	25,068
Provision for income tax expense	3,467	6,254	3,959	6,768
Net income	$9,867	$16,915	$11,268	$18,300
Other comprehensive income:
Foreign currency translation adjustments	193	(74)	274	51
Comprehensive income	$10,060	$16,841	$11,542	$18,351
Net income per share:
Basic	$0.26	$0.46	$0.30	$0.49
Diluted	$0.25	$0.42	$0.29	$0.47
Weighted average common shares outstanding:
Basic	37,634,127	37,100,968	37,570,595	37,018,044
Diluted	45,604,297	42,053,453	38,201,408	41,896,379

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	1,401	1,401
Stock compensation	998,777	10	4,780	—	—	4,790
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(54,036)	(1)	(1,828)	—	—	(1,829)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	$405,952
Net income	—	—	—	—	9,867	9,867
Stock compensation	53,543	—	4,704	—	—	4,704
Shares issued for acquisitions	75,008	1	2,495	—	—	2,496
Cumulative translation adjustment	—	—	—	193	—	193
Shares surrendered to pay tax withholding	(6,991)	—	(237)	—	—	(237)
Balance June 30, 2023	39,665,691	$396	$347,861	$(1,911)	$76,629	$422,975

Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisitions	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425
Net income	—	—	—	—	16,915	16,915
Stock compensation	16,131	—	2,939	—	—	2,939
Cumulative translation adjustment	—	—	—	(74)	—	(74)
Shares surrendered to pay tax withholding	(15,137)	—	(518)	—	—	(518)
Balance June 24, 2022	38,257,455	$383	$319,364	$(1,971)	$55,911	$373,687

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022
Cash flows from operating activities:
Net income	$11,268	$18,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,682	11,755
Amortization of intangible assets	10,456	6,819
Provision for allowance for doubtful accounts	3,311	1,817
Non-cash operating lease expense	1,812	1,076
Provision for deferred income taxes	990	5,004
Amortization of deferred financing fees	1,813	1,009
Stock compensation	10,581	5,982
Change in fair value of contingent earn-out liabilities	1,092	3,628
Intangible asset impairment	1,838	—
Loss on asset disposal	22	17
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,854)	(24,659)
Inventories	(35,450)	(30,569)
Prepaid expenses and other current assets	(2,435)	106
Accounts payable, accrued liabilities and accrued compensation	453	19,733
Other assets and liabilities	(796)	(237)
Net cash provided by operating activities	10,783	19,781

Cash flows from investing activities:
Capital expenditures	(23,155)	(23,490)
Cash paid for acquisitions, net of cash acquired	(119,580)	(52,007)
Net cash used in investing activities	(142,735)	(75,497)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(11,680)	(2,769)
Payment of deferred financing fees	—	(406)
Surrender of shares to pay withholding taxes	(2,115)	(2,558)
Cash paid for contingent earn-out liability	(3,210)	(2,000)
Borrowings under asset-based loan facility	50,000	—
Net cash provided by (used in) financing activities	32,995	(7,733)

Effect of foreign currency on cash and cash equivalents	(251)	100
Net change in cash and cash equivalents	(99,208)	(63,349)
Cash and cash equivalents-beginning of period	158,800	115,155
Cash and cash equivalents-end of period	$59,592	$51,806

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

Consolidation

The unaudited condensed consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2023, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 30, 2023		June 24, 2022		June 30, 2023		June 24, 2022
Center-of-the-Plate	$336,459	38.2%	$284,286	43.9%	$642,764	40.1%	$523,062	45.1%
Dry Goods	162,653	18.4%	91,852	14.2%	284,168	17.7%	160,648	13.8%
Pastry	122,240	13.9%	67,408	10.4%	211,239	13.2%	117,803	10.2%
Cheese and Charcuterie	75,892	8.6%	52,778	8.1%	130,020	8.1%	91,166	7.9%
Produce	65,994	7.5%	72,889	11.2%	127,827	8.0%	130,043	11.2%
Dairy and Eggs	60,372	6.8%	36,735	5.7%	105,985	6.6%	63,686	5.5%
Oils and Vinegars	37,539	4.3%	27,842	4.3%	64,137	4.0%	48,867	4.2%
Kitchen Supplies	20,671	2.3%	14,314	2.2%	35,325	2.3%	24,932	2.1%
Total	$881,820	100%	$648,104	100%	$1,601,465	100%	$1,160,207	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $16,615 and $9,398 for the thirteen weeks ended June 30, 2023 and June 24, 2022, respectively, and $28,289 and $18,434 for the twenty-six weeks ended June 30, 2023 and June 24, 2022, respectively.

Immaterial Correction of Prior Period Disclosures

During the first quarter of fiscal 2023 and subsequent to the issuance of the fiscal year 2022 consolidated financial statements, immaterial errors were identified in the weighted average remaining amortization period of intangible assets, the intangible asset amortization schedule and the debt maturity schedule. The weighted average remaining amortization period for customer relationships, non-compete agreements and trademarks were previously disclosed as 232 months, 73 months and 250 months instead of 117 months, 25 months and 165 months, respectively. This had a corresponding immaterial impact on the intangible asset amortization schedule.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net income per share:
Basic	$0.26	$0.46	$0.30	$0.49
Diluted	$0.25	$0.42	$0.29	$0.47
Weighted average common shares:
Basic	37,634,127	37,100,968	37,570,595	37,018,044
Diluted	45,604,297	42,053,453	38,201,408	41,896,379

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Numerator:
Net income	$9,867	$16,915	$11,268	$18,300
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,397	719	—	1,365
Net income available to common shareholders	$11,264	$17,634	$11,268	$19,665
Denominator:
Weighted average basic common shares outstanding	37,634,127	37,100,968	37,570,595	37,018,044
Dilutive effect of unvested common shares	521,102	263,071	564,119	296,538
Dilutive effect of stock options and warrants	56,251	73,381	66,694	56,817
Dilutive effect of convertible notes	7,392,817	4,616,033	—	4,524,980
Weighted average diluted common shares outstanding	45,604,297	42,053,453	38,201,408	41,896,379

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Restricted share awards (“RSAs”)	46,746	106,571	29,717	83,001
Convertible notes	—	—	7,392,817	91,053

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $928 and $10,483 as of June 30, 2023 and December 30, 2022, respectively, and are reflected as other liabilities and deferred credits on the condensed consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the condensed consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses, net on the condensed consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 30, 2022	$17,294
Acquisition value	5,835
Cash payments	(4,250)
Changes in fair value	1,092
Balance June 30, 2023	$19,971

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset-based loan facility and term loan approximated their book values as of June 30, 2023 and December 30, 2022 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and GreenLeaf Note. The fair value of the Company’s 2028 Convertible Senior Notes was based on Level 1 inputs. In estimating the fair value of its 2024 Convertible Senior Notes and Convertible Unsecured Note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate. The fair value of the GreenLeaf Note was determined based upon observable market prices of similar debt instruments. The Convertible Unsecured Note matured on June 29, 2023 and was repaid in full.

		June 30, 2023		December 30, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$302,338	$287,500	$292,531
2024 Convertible Senior Notes	Level 3	$39,684	$41,070	$41,684	$43,723
GreenLeaf Note	Level 2	$10,000	$9,706	$—	$—
Convertible Unsecured Note	Level 3	$—	$—	$4,000	$4,345

Note 5 – Acquisitions

GreenLeaf

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $86,124 consisting of $72,157 paid in cash at closing, $1,471 paid upon settlement of a net working capital true-up, the issuance of a $10,000 unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility. The Company’s purchase price allocation is preliminary and is subject to revision pending the valuation of goodwill and intangible assets acquired. This valuation is incomplete as of June 30, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions. When applicable, these valuations require the use of Level 3 inputs. All goodwill for the GreenLeaf acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by GreenLeaf and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $27,760 and $2,900, respectively, as of the acquisition date. The customer relationships and trademarks are being amortized over 10 years.

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The initial purchase price was approximately $42,070, consisting of $38,000 paid in cash at closing, subject to customary net working capital adjustments, and an earn-out liability valued at approximately $4,070 as of the acquisition date. If earned, the earn-out liability could total up to $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain EBITDA targets. The Company’s purchase price allocation is preliminary and is subject to revision pending the valuation of goodwill and intangible assets acquired. This valuation is incomplete as of June 30, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions as well as opening working capital. When applicable, these valuations require the use of Level 3 inputs. All goodwill for the Hardie’s Fresh Foods acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s Fresh Foods and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $13,800 and $3,600, respectively, as of the acquisition date. The customer relationships and trademarks are being amortized over 10 years, and 5 years, respectively.

Other Fiscal 2023 Acquisitions

During the twenty-six weeks ended June 30, 2023, the Company completed three other acquisitions for an aggregate initial purchase price of approximately $16,851, consisting of $12,971 paid in cash at closing, subject to customary working capital adjustments, earn-out liabilities valued at approximately of $1,665 as of the dates of acquisition, and $2,215 of deferred payments. If earned, these earn-out liabilities could total up to $2,562 in the aggregate. The Company’s aggregate purchase price allocation is preliminary and is subject to revision pending the valuations of goodwill and intangible assets acquired. This valuation is incomplete as of June 30, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions as well as opening working capital. When applicable, these valuations require the use of Level 3 inputs. All goodwill of $5,891 will be amortized over 15 years for tax purposes. The intangible assets acquired consisted of customer relationships valued at $4,276 as of the acquisition dates. The customer relationships are being amortized over 10 years.

The Company reflected net sales and income before income taxes in its condensed consolidated statement of operations related to the fiscal 2023 acquisitions as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2023	June 30, 2023
Net sales	$100,181	$120,403
Income before income taxes	$4,428	$6,188

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The final purchase price was approximately $116,515, consisting of $108,749 paid in cash at closing, $166 paid upon settlement of a net working capital true-up, and an earn-out liability valued at $7,600 as of the date of acquisition. If earned, the earn-out liability could total up to $10,000 over a two-year period. The measurement period adjustments recorded through the second quarter of fiscal 2023 resulted in a goodwill increase of $735, a decrease in inventories of $735, an increase in the earn-out liability of $100, an increase in accrued liabilities of $313, a decrease in other assets of $82, and a decrease in deferred tax liabilities of $35. The valuation of tangible and intangible assets acquired has been completed as of June 30, 2023. The intangible assets acquired consists of customer relationships, trademarks, and non-compete agreements valued at $25,800, $11,400, and $320, respectively, as of the acquisition date. The customer relationships, trademarks, and non-compete agreements are being amortized over 10, 15, and 3 years, respectively.

Pro forma Financial Information

The table below presents unaudited pro forma condensed consolidated income statement information of the Company as if the GreenLeaf and Hardie’s Fresh Foods acquisitions had occurred on December 25, 2021, and the CME acquisition had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair value. CME did not have a pro forma impact during the thirteen and twenty-six weeks ended June 30, 2023 as it was included in the condensed consolidated results of operations for the entire period.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net sales	$892,161	$788,182	$1,695,649	$1,435,104
Income before income taxes	$13,617	$28,513	$16,752	$39,144

The table below sets forth the total assets acquired and liabilities assumed:

	Chef Middle East	Hardie’s Fresh Foods	GreenLeaf	Other Acquisitions
Current assets	$84,076	$27,479	$16,068	$9,783
Customer relationships	25,800	13,800	27,760	4,276
Trademarks	11,400	3,600	2,900	—
Non-compete agreements	320	—	—	—
Goodwill	24,548	7,990	46,055	5,891
Fixed assets	16,953	5,582	2,477	497
Other assets	859	854	104	—
Deferred tax liability	(3,600)	—	—	(241)
Right-of-use assets	5,321	13,303	2,026	3,258
Lease liabilities	(5,321)	(13,303)	(2,026)	(3,258)
Current liabilities	(43,841)	(17,235)	(9,240)	(3,336)
Other long-term liabilities	—	—	—	(19)
Total	$116,515	$42,070	$86,124	$16,851

The Company recognized professional fees related to acquisition activities of $1,385 and $1,019 during the thirteen weeks ended June 30, 2023 and June 24, 2022, respectively, and $2,628 and $1,862 during the twenty-six weeks ended June 30, 2023 and June 24, 2022, respectively, presented within other operating expenses, net on the condensed consolidated statements of operations.

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $10,187 and $9,198 at June 30, 2023 and December 30, 2022, respectively.

Note 7 – Property and Equipment

Property and equipment as of June 30, 2023 and December 30, 2022 consisted of the following:

	Useful Lives	June 30, 2023	December 30, 2022
Land	Indefinite	$5,542	$5,542
Buildings	20 years	40,704	39,893
Machinery and equipment	5 - 10 years	34,722	32,107
Computers, data processing and other equipment	3 - 7 years	20,326	18,475
Software	3 - 7 years	48,544	42,609
Leasehold improvements	1 - 40 years	124,386	94,245
Furniture and fixtures	7 years	3,883	3,825
Vehicles	5 - 10 years	34,810	31,462
Construction-in-process		21,987	36,583
		334,904	304,741
Less: accumulated depreciation and amortization		(129,369)	(119,013)
Property and equipment, net		$205,535	$185,728

Construction-in-process at June 30, 2023 related primarily to the build-out of the Company’s Richmond, CA and Gibbstown, NJ distribution facilities and at December 30, 2022 related primarily to the build-out of the Company’s Miami, Dallas and Richmond, CA distribution facilities and the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at June 30, 2023 and December 30, 2022 was $12,572 and $11,579, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Depreciation expense	$7,132	$4,385	$12,674	$8,800
Software amortization	$1,539	$1,481	$3,008	$2,955
	$8,671	$5,866	$15,682	$11,755

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2022	$287,120
Goodwill adjustments (1)	1,859
Acquisitions	59,936
Foreign currency translation	36
Carrying amount as of June 30, 2023	$348,951
(1) The goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets as of June 30, 2023 and December 30, 2022 consisted of the following:

June 30, 2023	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	111 months	$249,628	$(93,433)	$156,195
Trademarks	148 months	57,655	(18,484)	39,171
Non-compete agreements	21 months	8,899	(8,480)	419
Total		$316,182	$(120,397)	$195,785

December 30, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	117 months	$205,608	$(85,447)	$120,161
Trademarks	165 months	51,137	(16,201)	34,936
Non-compete agreements	25 months	8,899	(8,293)	606
Total		$265,644	$(109,941)	$155,703

Amortization expense for other intangibles was $5,759 and $3,463 for the thirteen weeks ended June 30, 2023 and June 24, 2022, respectively, and $10,456 and $6,819 for the twenty-six weeks ended June 30, 2023 and June 24, 2022, respectively.

The Company recognized a customer relationships intangible asset impairment charge of $1,838 related to the loss of a significant Hardie’s Fresh Foods customer post acquisition. The Company’s valuation of the Hardie’s Fresh Foods’ customer list intangible asset as of the acquisition date, a Level 3 measurement, was based on an income approach using the excess earnings method which requires significant assumptions including future sales forecasts and a discount rate. The impairment charge was measured by reducing its assumption of future sales for the significant customer lost post-acquisition to zero.The impairment charge is presented within other operating expenses, net on the condensed consolidated statements of operations.

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$10,940
2024	21,428
2025	21,130
2026	21,017
2027	20,449
Thereafter	100,821
Total	$195,785

Note 9 – Debt Obligations

Debt obligations as of June 30, 2023 and December 30, 2022 consisted of the following:

	Weighted Average Effective Interest Rate at June 30, 2023	Maturity	June 30, 2023	December 30, 2022
Senior secured term loans	10.61%	August 2029	$297,750	$299,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	41,684
Asset-based loan facility	6.80%	March 2027	90,000	40,000
Finance leases and other financing obligations	5.38%	Various	24,528	13,548
Convertible unsecured note	—%	June 2023	—	4,000
Unamortized deferred costs and premium			(18,372)	(20,050)
Total debt obligations			721,090	665,932
Less: current installments			(12,017)	(12,428)
Total debt obligations excluding current installments			$709,073	$653,504

In connection with the GreenLeaf acquisition, the Company issued a $10,000 unsecured note bearing interest of 4.47%. The principal on the unsecured note is due in two equal installments on April 30, 2024 and 2025 and is presented under the caption “Finance leases and other financing obligations” in the table above. The convertible unsecured note matured on June 29, 2023 and was repaid in full, including all accrued interest, for $4,049 in cash.

Maturities of the Company’s debt, excluding finance leases, for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$1,500
2024	47,684
2025	8,000
2026	3,000
2027	93,000
Thereafter	571,750
Total	$724,934

The net carry value of the Company’s convertible notes as of June 30, 2023 and December 30, 2022 was:

	June 30, 2023			December 30, 2022
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Senior Notes	$287,500	$(6,303)	$281,197	$287,500	$(6,876)	$280,624
2024 Convertible Senior Notes	39,684	(278)	39,406	41,684	(373)	41,311
Convertible Unsecured Note	—	—	—	4,000	—	4,000
Total	$327,184	$(6,581)	$320,603	$333,184	$(7,249)	$325,935

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Coupon interest	$1,893	$938	$3,792	$1,875
Amortization of deferred costs and premium	333	224	668	448
Total interest	$2,226	$1,162	$4,460	$2,323

As of June 30, 2023, the Company had reserved $24,170 of the asset-based loan facility for the issuance of letters of credit and funds totaling $85,830 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the twenty-six weeks ended June 30, 2023:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	464,972	$31.74	335,425	$32.25	333,114	$30.30
Granted	224,634	32.71	742,744	33.17	87,942	28.84
Vested	(208,936)	31.76	—	—	—	—
Forfeited	(3,000)	34.48	—	—	—	—
Unvested at June 30, 2023	477,670	$32.17	1,078,169	$32.88	421,056	$30.00

The Company granted 1,055,320 RSAs to its employees at a weighted average grant date fair value of $32.71 during the twenty-six weeks ended June 30, 2023. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $4,704 and $2,939 on its RSAs during the thirteen weeks ended June 30, 2023 and June 24, 2022, respectively, and $9,494 and $5,982 during the twenty-six weeks ended June 30, 2023 and June 24, 2022, respectively.

At June 30, 2023, the total unrecognized compensation cost for unvested RSAs was $34,735 and the weighted-average remaining period was approximately 1.3 years. Of this total, $12,783 related to RSAs with time-based vesting provisions and $21,952 related to RSAs with performance- and market-based vesting provisions. At June 30, 2023, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.2 years and 0.7 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of June 30, 2023, there were 1,088,116 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

The following table summarizes stock option activity during the twenty-six weeks ended June 30, 2023:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 30, 2022	112,232	$20.23	$1,465	3.2
Exercised	—	—
Outstanding June 30, 2023	112,232	$20.23	$1,743	2.7
Exercisable at June 30, 2023	112,232	20.23	$1,743	2.7

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to 4 years. Stock-based compensation expense for these awards was $544 and $0 during the thirteen weeks ended June 30, 2023 and June 24, 2022, respectively, and $1,087 and $0 during the twenty-six weeks ended June 30, 2023 and June 24, 2022, respectively. The fair value of these awards was $1,450 and $362 as of June 30, 2023 and December 30, 2022, respectively, and is presented within Other liabilities and deferred credits on the Company’s condensed consolidated balance sheets.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended June 30, 2023 and June 24, 2022, and $246 during the twenty-six weeks ended June 30, 2023 and June 24, 2022.

Note 12 – Income Taxes

The Company’s effective tax rate was 26.0% and 27.0% for the thirteen weeks and twenty-six weeks-ended June 30, 2023 and June 24, 2022, respectively. The effective tax rate varies from the 21% statutory rate primarily due to state taxes. The lower effective tax rate for the thirteen weeks and twenty-six weeks-ended June 30, 2023 was primarily driven by a greater mix of foreign earnings that are subject to tax rates below the US statutory rate of 21%. The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $21,250 as of June 30, 2023 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022
Supplemental cash flow disclosures:
Cash paid (received) for income taxes	$10,673	$(239)
Cash paid for interest, net of cash received	$20,266	$7,718
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,591	$13,837
Operating cash flows from finance leases	$336	$223
Other non-cash investing and financing activities
ROU assets obtained in exchange for lease liabilities:
Operating leases	$42,182	$20,116
Finance leases	$3,684	$411
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$—	$1,701
Common stock issued for acquisitions	$2,496	$—
Unsecured notes issued for acquisitions	$10,000	$—
Contingent earn-out liabilities for acquisitions	$5,835	$1,200

Note 14 – Subsequent Events

On July 7, 2023 the Company entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300,000, up from $200,000, maturing on March 11, 2027.

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

Recent Acquisitions

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $86.1 million consisting of $72.2 million paid in cash at closing, $1.5 million paid upon settlement of a net working capital true-up, the issuance of a $10.0 million unsecured note, and 75,008 shares of the Company’s common stock with an approximate value of $2.5 million.

On March 20, 2023, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The initial purchase price was approximately $42.1 million, consisting of $38.0 million paid in cash at closing, subject to customary working capital adjustments, and an earn-out liability valued at approximately $4.1 million as of the acquisition date. If earned, the earn-out liability could total up to $10.0 million over a two-year period.

During the twenty-six weeks ended June 30, 2023 , the Company completed three other acquisitions for an aggregate purchase price of approximately $16.9 million, consisting of $13.0 million paid in cash at closing, subject to customer working capital adjustments, earn-out liabilities valued at approximately of $1.7 million as of the dates of acquisition, and $2.2 million of deferred payments. If earned, the earn-out liabilities could total up to $2.6 million in the aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net sales	$881,820	$648,104	$1,601,465	$1,160,207
Cost of sales	673,376	492,100	1,223,313	886,690
Gross profit	208,444	156,004	378,152	273,517
Selling, general and administrative expenses	179,042	124,487	335,179	234,573
Other operating expenses, net	4,062	3,883	5,734	5,046
Operating income	25,340	27,634	37,239	33,898
Interest expense	12,006	4,465	22,012	8,830
Income before income taxes	13,334	23,169	15,227	25,068
Provision for income tax expense	3,467	6,254	3,959	6,768
Net income	$9,867	$16,915	$11,268	$18,300

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

Thirteen Weeks Ended June 30, 2023 Compared to Thirteen Weeks Ended June 24, 2022

Net Sales

	2023	2022	$ Change	% Change
Net sales	$881,820	$648,104	$233,716	36.1%

Organic growth contributed $52.6 million, or 8.1%, to sales growth and the remaining sales growth of $181.1 million, or 28.0%, resulted from acquisitions. Organic case count increased approximately 10.0% in our specialty category. In addition, specialty unique customers and placements increased 8.7% and 11.9%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 5.9% compared to the prior year. Estimated inflation was 5.7% in our specialty category and 1.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	$208,444	$156,004	$52,440	33.6%
Gross profit margin	23.6%	24.1%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin decreased approximately 43 basis points. Gross profit margins decreased 70 basis points in the Company’s specialty category and decreased 174 basis points in the Company’s center-of-the-plate category. Estimated inflation was 5.7% in the Company’s specialty category and 1.1% in the center-of-the-plate category compared to the prior year period. Gross profit margins decreased primarily due to product mix changes versus prior year, including the growth in hospitality related product sales and lower gross profit dollars per unit in certain protein categories due to price change volatility during the latter part of the second quarter of 2023.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$179,042	$124,487	$54,555	43.8%
Percentage of net sales	20.3%	19.2%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization driven primarily by acquisitions and higher costs associated with compensation and benefits, facilities costs, and distribution costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 110 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses, net	$4,062	$3,883	$179	4.6%

Other operating expense increased by approximately $0.2 million primarily due to an impairment on customer relationship intangible assets of $1.8 million related to the loss of a significant Hardie’s Fresh Foods customer post acquisition and a $1.0 million increase in third-party deal costs incurred in connection with business acquisitions and financing arrangements, partially offset by non-cash charges of $0.7 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $3.3 million in the prior year.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	$12,006	$4,465	$7,541	168.9%

Interest expense increased primarily driven by higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2023	2022	$ Change	% Change
Provision for income tax expense	$3,467	$6,254	$(2,787)	(44.6)%
Effective tax rate	26.0%	27.0%

The lower effective tax rate for the thirteen weeks ended June 30, 2023 was primarily driven by a greater mix of foreign earnings that are subject to tax rates below the US statutory rate of 21%.

Twenty-Six Weeks Ended June 30, 2023 Compared to Twenty-Six Weeks Ended June 24, 2022

Net Sales

	2023	2022	$ Change	% Change
Net sales	$1,601,465	$1,160,207	$441,258	38.0%

Organic growth contributed $140.5 million, or 12.1%, to sales growth and the remaining sales growth of $300.8 million, or 25.9%, resulted from acquisitions. Organic case count increased approximately 33.2% in our specialty category. In addition, specialty unique customers and placements increased 14.3% and 14.3%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 9.8% compared to the prior year. Estimated inflation was 5.6% in our specialty category and 2.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	378,152	273,517	104,635	38.3%
Gross profit margin	23.6%	23.6%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 4 basis points. Gross profit margins decreased 12 basis points in the Company’s specialty category and decreased 126 basis points in the Company’s center-of-the-plate category. Estimated inflation was 5.6% in our specialty category and 2.1% in our center-of-the-plate category compared to the prior year period. Our gross margins were relatively consistent with the prior year period with the specialty category profitability offsetting some margin compression in our center-of-the-plate category.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	335,179	234,573	100,606	42.9%
Percentage of net sales	20.9%	20.2%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization and higher costs associated with compensation and benefits, facilities costs, and fuel costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased by 70 due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses, net	5,734	5,046	688	13.6%

The increase in net other operating expense relates primarily to an impairment on customer relationship intangible assets of $1.8 million related to the loss of a significant Hardie’s Fresh Foods customer post acquisition and a $1.4 million increase in third-party deal costs incurred in connection with business acquisitions and financing arrangements, partially offset by non-cash charges of $1.1 million for changes in the fair value of our contingent earn-out liabilities in the current period compared to non-cash credits of $3.6 million in the prior year period.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	22,012	8,830	13,182	149.3%

Interest expense increased primarily driven by higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2023	2022	$ Change	% Change
Provision for income tax expense	3,959	6,768	(2,809)	(41.5)%
Effective tax rate	26.0%	27.0%

The lower effective tax rate for the twenty-six weeks ended June 30, 2023 was primarily driven by a greater mix of foreign earnings that are subject to tax rates below the US statutory rate of 21%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	June 30, 2023	December 30, 2022
Senior secured term loan	$297,750	$299,250
Total convertible debt	327,184	333,184
Borrowings outstanding on asset-based loan facility	90,000	40,000
Finance leases and other financing obligations	24,528	13,548
Total	$739,462	$685,982

As of June 30, 2023, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $714.9 million.

In connection with the GreenLeaf acquisition, we issued a $10.0 million unsecured note which bears interest of 4.47%. The principal on the unsecured note is due in two equal installments on April 30, 2024 and 2025. Our convertible unsecured note matured on June 29, 2023 and was repaid in full, including all accrued interest, for $4,049 in cash.

On July 7, 2023 we entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300.0 million, up from $200.0 million, maturing on March 11, 2027.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	June 30, 2023	December 30, 2022
Cash and cash equivalents	$59,592	$158,800
Working capital, excluding cash and cash equivalents	320,594	278,315
Availability under asset-based loan facility	85,830	135,827
Total	$466,016	$572,942

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

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2023	June 24, 2022
Net income	$11,268	$18,300
Non-cash charges	$47,597	$37,107
Changes in working capital	$(48,082)	$(35,626)
Net cash provided by operating activities	$10,783	$19,781
Net cash used in investing activities	$(142,735)	$(75,497)
Net cash provided by (used in) financing activities	$32,995	$(7,733)

Net cash provided by operations was $10.8 million for the twenty-six weeks ended June 30, 2023 compared to net cash provided by operating activities of $19.8 million for the twenty-six weeks ended June 24, 2022. The decrease in cash provided by operating activities was primarily due to the working capital growth of $12.5 million versus the prior year period which was driven by a strategic decision to pull forward inventory purchases of certain product categories during the first half of fiscal 2023. We expect our inventory levels to normalize during the remainder of the year. The increase in cash used for working capital growth was partially offset by increased net income, net of non-cash charges, in the current year of $58.9 million compared to $55.4 million in the prior year period.

Net cash used in investing activities was $142.7 million for the twenty-six weeks ended June 30, 2023, driven $119.6 million in cash paid for acquisitions and capital expenditures of $23.2 million.

Net cash provided by financing activities was $33.0 million for the twenty-six weeks ended June 30, 2023 driven by $50.0 million of net borrowings on our ABL facility and other revolving credit facilities, partially offset by $11.7 million of payments of debt and other financing obligations, including finance leases, $3.2 million of earn-out payments classified as financing activities and $2.1 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of June 30, 2023, we had aggregate indebtedness outstanding of $387.8 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.9 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently integrating CME and fiscal 2023 acquisitions into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates CME and fiscal 2023 acquisitions into the Company's overall internal control over financial reporting process.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 28, 2023	1,914	$34.05	—	—
April 29, 2023 to May 26, 2023	4,635	33.78	—	—
May 27, 2023 to June 30, 2023	442	33.71	—	—
Total	6,991	$33.85	—	—

(1)During the twenty-six weeks ended June 30, 2023, we withheld 6,991 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ITEM 5.         OTHER INFORMATION

During the quarterly period covered by this report, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) adopted, terminated or modified the following Rule 10b5-1 or or non-Rule
10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K):

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Tim McCauley	Chief Accounting Officer	Rule 10b-5 Plan to Sell	Common Stock	Adoption	June 5, 2023	Up to October 2, 2025	18,000

Each trading arrangement reported above is subject to a number of conditions, including as to the price at which, and the timing of when,purchases and/or sales may occur, and it is possible that any trading arrangement may not result in the purchase and/or sale of any or all of the aggregate number of securities covered by such trading arrangement during the term of the trading arrangement. Additionally, these trading arrangements are subject to modification or termination in accordance with applicable law.

ITEM 7.         EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1†	Amendment No. 6, dated as of July 7, 2023, to the ABL Facility.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 2023.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: August 2, 2023	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2023	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)