Form 10-Q
period 2023-09-29
Chefs' Warehouse, Inc.
filed 2023-11-03
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at November 1, 2023: 39,665,229

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

PART I FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	September 29, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,058	$158,800
Accounts receivable, net of allowance of $24,792 in 2023 and $20,733 in 2022	316,138	260,167
Inventories, net	312,222	245,693
Prepaid expenses and other current assets	60,199	56,200
Total current assets	721,617	720,860
Property and equipment, net	208,927	185,728
Operating lease right-of-use assets	177,092	156,629
Goodwill	344,526	287,120
Intangible assets, net	199,618	155,703
Other assets	6,262	3,256
Total assets	$1,658,042	$1,509,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,299	$163,397
Accrued liabilities	75,437	54,325
Short-term operating lease liabilities	22,765	19,428
Accrued compensation	30,747	34,167
Current portion of long-term debt	11,970	12,428
Total current liabilities	350,218	283,745
Long-term debt, net of current portion	689,207	653,504
Operating lease liabilities	171,207	151,406
Deferred taxes, net	9,317	6,098
Other liabilities and deferred credits	3,311	13,034
Total liabilities	1,223,260	1,107,787
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 29, 2023 and December 30, 2022	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,667,165 and 38,599,390 shares issued and outstanding at September 29, 2023 and December 30, 2022, respectively	397	386
Additional paid-in capital	352,576	337,947
Accumulated other comprehensive loss	(2,142)	(2,185)
Retained earnings	83,951	65,361
Total stockholders’ equity	434,782	401,509
Total liabilities and stockholders’ equity	$1,658,042	$1,509,296

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net sales	$881,825	$661,856	$2,483,290	$1,822,063
Cost of sales	674,127	504,068	1,897,440	1,390,758
Gross profit	207,698	157,788	585,850	431,305
Selling, general and administrative expenses	179,614	130,255	514,793	364,828
Other operating expenses, net	2,535	5,458	8,269	10,504
Operating income	25,549	22,075	62,788	55,973
Interest expense	11,379	10,737	33,391	19,567
Income before income taxes	14,170	11,338	29,397	36,406
Provision for income tax expense	6,848	3,061	10,807	9,829
Net income	$7,322	$8,277	$18,590	$26,577
Other comprehensive (loss) income:
Foreign currency translation adjustments	(231)	(156)	43	(105)
Comprehensive income	$7,091	$8,121	$18,633	$26,472
Net income per share:
Basic	$0.19	$0.22	$0.49	$0.72
Diluted	$0.19	$0.21	$0.49	$0.68
Weighted average common shares outstanding:
Basic	37,692,588	37,120,926	37,611,179	37,047,653
Diluted	45,717,496	42,044,053	39,143,774	41,942,676

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	1,401	1,401
Stock compensation	998,777	10	4,780	—	—	4,790
Cumulative translation adjustment	—	—	—	81	—	81
Shares surrendered to pay tax withholding	(54,036)	(1)	(1,828)	—	—	(1,829)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	$405,952
Net income	—	—	—	—	9,867	9,867
Stock compensation	53,543	—	4,704	—	—	4,704
Shares issued for acquisitions	75,008	1	2,495	—	—	2,496
Cumulative translation adjustment	—	—	—	193	—	193
Shares surrendered to pay tax withholding	(6,991)	—	(237)	—	—	(237)
Balance June 30, 2023	39,665,691	$396	$347,861	$(1,911)	$76,629	$422,975
Net income	—	—	—	—	7,322	7,322
Stock compensation	936	1	4,729	—	—	4,730
Exercise of stock options	2,705	—	55	—	—	55
Cumulative translation adjustment	—	—	—	(231)	—	(231)
Shares surrendered to pay tax withholding	(2,167)	—	(69)	—	—	(69)
Balance September 29, 2023	39,667,165	$397	$352,576	$(2,142)	$83,951	$434,782

Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	1,385	1,385
Stock compensation	433,115	4	3,039	—	—	3,043
Warrants issued for acquisitions	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	125	—	125
Shares surrendered to pay tax withholding	(64,329)	(1)	(2,039)	—	—	(2,040)
Balance March 25, 2022	38,256,461	$383	$316,943	$(1,897)	$38,996	$354,425
Net income	—	—	—	—	16,915	16,915
Stock compensation	16,131	—	2,939	—	—	2,939
Cumulative translation adjustment	—	—	—	(74)	—	(74)
Shares surrendered to pay tax withholding	(15,137)	—	(518)	—	—	(518)
Balance June 24, 2022	38,257,455	$383	$319,364	$(1,971)	$55,911	$373,687
Net income	—	—	—	—	8,277	8,277
Stock compensation	9,986	—	3,099	—	—	3,099
Exercise of stock options	3,407	—	69	—	—	69
Cumulative translation adjustment	—	—	—	(156)	—	(156)
Shares surrendered to pay tax withholding	(741)	—	(27)	—	—	(27)
Balance September 23, 2022	38,270,107	$383	$322,505	$(2,127)	$64,188	$384,949

See accompanying notes to the condensed consolidated financial statements

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022
Cash flows from operating activities:
Net income	$18,590	$26,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,167	17,667
Amortization of intangible assets	16,924	10,289
Provision for allowance for doubtful accounts	5,216	3,138
Non-cash operating lease expense	2,663	1,329
Provision for deferred income taxes	3,018	7,121
Amortization of deferred financing fees	3,421	1,621
Loss on debt extinguishment	—	142
Stock compensation	15,855	9,081
Change in fair value of contingent earn-out liabilities	2,850	8,358
Intangible asset impairment	1,838	—
(Gain) loss on asset disposal	(44)	17
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(27,387)	(25,402)
Inventories	(56,350)	(40,519)
Prepaid expenses and other current assets	(3,460)	(9,848)
Accounts payable, accrued liabilities and accrued compensation	18,740	21,938
Other assets and liabilities	(5,996)	238
Net cash provided by operating activities	20,045	31,747

Cash flows from investing activities:
Capital expenditures	(35,130)	(31,666)
Cash paid for acquisitions, net of cash acquired	(120,600)	(62,007)
Net cash used in investing activities	(155,730)	(93,673)

Cash flows from financing activities:
Payment of debt, finance lease and other financing obligations	(33,444)	(171,434)
Proceeds from debt issuance	—	300,000
Payment of deferred financing fees	(354)	(11,258)
Proceeds from exercise of stock options	55	69
Surrender of shares to pay withholding taxes	(2,134)	(2,584)
Cash paid for contingent earn-out liability	(3,650)	(2,538)
Borrowings under asset-based loan facility	50,000	—
Payments under asset-based loan facility	—	(20,000)
Net cash provided by financing activities	10,473	92,255

Effect of foreign currency on cash and cash equivalents	(530)	(59)
Net change in cash and cash equivalents	(125,742)	30,270
Cash and cash equivalents-beginning of period	158,800	115,155
Cash and cash equivalents-end of period	$33,058	$145,425

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2023, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 29, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

Revenues from product sales are recognized at the point at which control of each product is transferred to the customer. The Company’s contracts contain performance obligations which are satisfied when customers have physical possession of each product. The majority of customer orders are fulfilled within a day and customer payment terms are typically 14 to 60 days from delivery. Shipping and handling activities are costs to fulfill the Company’s performance obligations. These costs are expensed as incurred and presented within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company offers certain sales incentives to customers in the form of rebates or discounts. These sales incentives are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and records a corresponding reduction in revenue. The Company does not expect a significant reversal in the amount of cumulative revenue recognized. Sales tax billed to customers is not included in revenue but rather recorded as a liability owed to the respective taxing authorities at the time the sale is recognized.

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 29, 2023		September 23, 2022		September 29, 2023		September 23, 2022
Center-of-the-Plate	$333,809	37.9%	$280,272	42.3%	$980,120	39.5%	$803,334	44.1%
Specialty:
Dry Goods	134,398	15.2%	97,323	14.7%	395,723	15.9%	257,971	14.2%
Pastry	102,562	11.6%	71,145	10.7%	300,814	12.1%	188,948	10.4%
Cheese and Charcuterie	64,639	7.3%	54,989	8.3%	185,303	7.5%	146,155	8.0%
Produce	137,760	15.6%	74,379	11.2%	310,313	12.5%	204,422	11.2%
Dairy and Eggs	56,849	6.4%	38,719	5.9%	163,600	6.6%	102,405	5.6%
Oils and Vinegars	34,097	3.9%	29,778	4.5%	96,607	3.9%	78,645	4.3%
Kitchen Supplies	17,711	2.1%	15,251	2.4%	50,810	2.0%	40,183	2.2%
Total Specialty	$548,016	62.1%	$381,584	57.7%	$1,503,170	60.5%	$1,018,729	55.9%
Total net sales	$881,825	100%	$661,856	100%	$2,483,290	100%	$1,822,063	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information. Net sales by product category includes estimates of product mix for certain locations that are not yet fully integrated into the Company’s information technology systems as of the reporting date. The table above includes the correction of an immaterial error to revise the Specialty principal product category revenue for the thirteen weeks ended September 23, 2022 and the thirty-nine weeks ended September 23, 2022 related to its Capital Seaboard acquisition. Total Specialty revenue was not impacted but aggregate revenue of $35,077 and $100,009 was adjusted from other Specialty product categories to Produce for the thirteen weeks ended September 23, 2022 and the thirty-nine weeks ended September 23, 2022, respectively.

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $19,081 and $10,089 for the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and $47,370 and $28,523 for the thirty-nine weeks ended September 29, 2023 and September 23, 2022, respectively.

Immaterial Correction of Prior Period Errors and Disclosures

During the third quarter of fiscal 2023, immaterial errors were identified in the calculation of the provision for income tax expense (benefit) for fiscal 2022, 2021 and 2020. The Company recorded an out of period adjustment of $2,135 to the provision for income tax expense during the thirteen and thirty-nine weeks ended September 29, 2023. The impact of these errors on prior periods would be to increase the provision for income tax expense by $1,308 for fiscal 2022 and to reduce the provision for income tax benefit by $719 and $108 for fiscal 2021 and 2020, respectively.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net income per share:
Basic	$0.19	$0.22	$0.49	$0.72
Diluted	$0.19	$0.21	$0.49	$0.68
Weighted average common shares:
Basic	37,692,588	37,120,926	37,611,179	37,047,653
Diluted	45,717,496	42,044,053	39,143,774	41,942,676

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Numerator:
Net income	$7,322	$8,277	$18,590	$26,577
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,369	683	403	2,048
Net income available to common shareholders	$8,691	$8,960	$18,993	$28,625
Denominator:
Weighted average basic common shares outstanding	37,692,588	37,120,926	37,611,179	37,047,653
Dilutive effect of unvested common shares	594,416	316,358	580,675	304,391
Dilutive effect of stock options and warrants	37,675	81,789	54,073	65,652
Dilutive effect of convertible notes	7,392,817	4,524,980	897,847	4,524,980
Weighted average diluted common shares outstanding	45,717,496	42,044,053	39,143,774	41,942,676

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Restricted share awards (“RSAs”)	292,778	80,844	37,236	68,784
Stock options and warrants	300,000	—	—	—
Convertible notes	—	91,053	6,494,970	91,053

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. Long-term earn-out liabilities were $1,757 and $10,483 as of September 29, 2023 and December 30, 2022, respectively, and are reflected as other liabilities and deferred credits on the condensed consolidated balance sheets. The remaining short-term earn-out liabilities are reflected as accrued liabilities on the condensed consolidated balance sheets. The fair value of contingent consideration was determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses, net on the condensed consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 30, 2022	$17,294
Acquisition value	5,765
Cash payments	(4,625)
Changes in fair value	2,850
Balance September 29, 2023	$21,284

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset-based loan facility and term loan approximated their book values as of September 29, 2023 and December 30, 2022 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		September 29, 2023		December 30, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$233,421	$287,500	$292,531
2024 Convertible Senior Notes	Level 3	$39,684	$37,270	$41,684	$43,723
GreenLeaf Note	Level 2	$10,000	$9,821	$—	$—
Convertible Unsecured Note	Level 3	$—	$—	$4,000	$4,345

Note 5 – Acquisitions

GreenLeaf

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $86,124 consisting of $72,157 paid in cash at closing, $1,471 paid upon settlement of a net working capital true-up, the issuance of a $10,000 unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility. The Company’s purchase price allocation is preliminary and is subject to revision pending the valuation of goodwill and intangible assets acquired. This valuation is incomplete as of September 29, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions. When applicable, these valuations require the use of Level 3 inputs. All goodwill for the GreenLeaf acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by GreenLeaf and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $38,900, $1,500, and $400 respectively, as of the acquisition date. The customer relationships are being amortized over an average of 7.5 years, the trademarks are being amortized over 5 years and the non-compete agreements are being amortized over 2 years.

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $42,000, consisting of $38,000 paid in cash at closing, subject to customary net working capital adjustments, and an earn-out liability valued at approximately $4,000 as of the acquisition date. If earned, the earn-out liability could total up to $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain EBITDA targets. The Company’s purchase price allocation is preliminary and is subject to revision pending the valuation of goodwill and intangible assets acquired. The valuation of tangible and intangible assets acquired is incomplete as of September 29, 2023. All goodwill for the Hardie’s Fresh Foods acquisition will be amortized over 15 years for tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s Fresh Foods and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $14,000 and $3,600, respectively, as of the acquisition date. The customer relationships and trademarks are being amortized over 10 years and 5 years, respectively.

Other Fiscal 2023 Acquisitions

During the thirty-nine weeks ended September 29, 2023, the Company completed three other acquisitions for an aggregate initial purchase price of approximately $17,744, consisting of $12,971 paid in cash at closing, $893 paid upon settlement of a net working capital adjustment, earn-out liabilities valued at approximately of $1,665 as of the dates of acquisition, and $2,215 of deferred payments. If earned, these earn-out liabilities could total up to $2,562 in the aggregate. The Company’s aggregate purchase price allocations are preliminary and is subject to revision pending the valuations of goodwill and intangible assets acquired. This valuation is incomplete as of September 29, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions as well as opening working capital. When applicable, these valuations require the use of Level 3 inputs. All goodwill of $6,933 will be amortized over 15 years for tax purposes. The intangible assets acquired consisted of customer relationships valued at $4,276 as of the acquisition dates. The customer relationships are being amortized over 10 years.

The Company reflected net sales and income before income taxes in its condensed consolidated statement of operations related to the fiscal 2023 acquisitions as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2023	September 29, 2023
Net sales	$109,973	$230,376
Income before income taxes	$4,164	$10,528

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The final purchase price was approximately $116,515, consisting of $108,749 paid in cash at closing, $166 paid upon settlement of a net working capital true-up, and an earn-out liability valued at $7,600 as of the date of acquisition. If earned, the earn-out liability could total up to $10,000 over a two-year period. The measurement period adjustments recorded through the second quarter of fiscal 2023 resulted in a goodwill increase of $735, a decrease in inventories of $735, an increase in the earn-out liability of $100, an increase in accrued liabilities of $313, a decrease in other assets of $82, and a decrease in deferred tax liabilities of $35. The valuation of tangible and intangible assets acquired has been completed as of September 29, 2023. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $25,800, $11,400, and $320, respectively, as of the acquisition date. The customer relationships, trademarks and non-compete agreements are being amortized over 10, 15 and 3 years, respectively.

The table below sets forth the total assets acquired and liabilities assumed:

	Chef Middle East	Hardie’s Fresh Foods	GreenLeaf	Other Acquisitions
Current assets	$84,076	$26,475	$16,069	$9,697
Customer relationships	25,800	14,000	38,900	4,276
Trademarks	11,400	3,600	1,500	—
Non-compete agreements	320	—	400	—
Goodwill	24,548	12,346	36,155	6,933
Fixed assets	16,953	4,986	2,231	434
Other assets	859	146	109	—
Deferred tax liability	(3,600)	—	—	(241)
Right-of-use assets	5,321	13,303	2,026	3,258
Lease liabilities	(5,321)	(13,303)	(2,026)	(3,258)
Current liabilities	(43,841)	(19,553)	(9,240)	(3,336)
Other long-term liabilities	—	—	—	(19)
Total	$116,515	$42,000	$86,124	$17,744

The Company recognized professional fees related to acquisition activities of $710 and $728 during the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and $3,338 and $1,747 during the thirty-nine weeks ended September 29, 2023 and September 23, 2022, respectively, presented within other operating expenses, net on the condensed consolidated statements of operations.
Unaudited Pro forma Financial Information

The table below presents unaudited pro forma condensed consolidated income statement information of the Company as if the GreenLeaf and Hardie’s Fresh Foods acquisitions had occurred on December 25, 2021, and the CME acquisition had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair value. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022. CME did not have a pro forma impact during the thirteen and thirty-nine weeks ended September 29, 2023 as it was included in the condensed consolidated results of operations for the entire period.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net sales	$881,825	$800,158	$2,577,474	$2,238,390
Income before income taxes	$14,170	$12,752	$30,479	$45,836

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $10,415 and $9,198 at September 29, 2023 and December 30, 2022, respectively.

Note 7 – Property and Equipment

Property and equipment as of September 29, 2023 and December 30, 2022 consisted of the following:

	Useful Lives	September 29, 2023	December 30, 2022
Land	Indefinite	$5,542	$5,542
Buildings	20 years	40,695	39,893
Machinery and equipment	5 - 10 years	36,655	32,107
Computers, data processing and other equipment	3 - 7 years	21,547	18,475
Software	3 - 7 years	48,814	42,609
Leasehold improvements	1 - 40 years	129,845	94,245
Furniture and fixtures	7 years	4,097	3,825
Vehicles	5 - 10 years	34,665	31,462
Construction-in-process		24,050	36,583
		345,910	304,741
Less: accumulated depreciation and amortization		(136,983)	(119,013)
Property and equipment, net		$208,927	$185,728

Construction-in-process at September 29, 2023 related primarily to the build-out of the Company’s Richmond, CA and Miami, FL distribution facilities and at December 30, 2022 related primarily to the build-out of the Company’s Miami, Dallas and Richmond, CA distribution facilities and the implementation of the Company’s Enterprise Resource Planning system. The net book value of equipment financed under finance leases at September 29, 2023 and December 30, 2022 was $11,821 and $11,579, respectively.

The components of depreciation and amortization expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Depreciation expense	$7,017	$4,455	$19,691	$13,255
Software amortization	$1,468	$1,457	$4,476	$4,412
	$8,485	$5,912	$24,167	$17,667

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2022	$287,120
Goodwill adjustments (1)	1,986
Acquisitions	55,434
Foreign currency translation	(14)
Carrying amount as of September 29, 2023	$344,526
(1) The goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in the current and prior year.

Other intangible assets as of September 29, 2023 and December 30, 2022 consisted of the following:

September 29, 2023	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	103 months	$260,948	$(98,590)	$162,358
Trademarks	148 months	56,236	(19,640)	36,596
Non-compete agreements	20 months	9,299	(8,635)	664
Total		$326,483	$(126,865)	$199,618

December 30, 2022	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	117 months	$205,608	$(85,447)	$120,161
Trademarks	165 months	51,137	(16,201)	34,936
Non-compete agreements	25 months	8,899	(8,293)	606
Total		$265,644	$(109,941)	$155,703

Amortization expense for other intangibles was $6,468 and $3,470 for the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and $16,924 and $10,289 for the thirty-nine weeks ended September 29, 2023 and September 23, 2022, respectively.

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

Estimated amortization expense for other intangible assets for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$6,289
2024	24,939
2025	24,400
2026	24,204
2027	23,635
Thereafter	96,151
Total	$199,618

Note 9 – Debt Obligations

Debt obligations as of September 29, 2023 and December 30, 2022 consisted of the following:

	Weighted Average Effective Interest Rate at September 29, 2023	Maturity	September 29, 2023	December 30, 2022
Senior secured term loans	10.83%	August 2029	$277,000	$299,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	41,684
Asset-based loan facility	7.25%	March 2027	90,000	40,000
Finance leases and other financing obligations	5.44%	Various	23,779	13,548
Convertible unsecured note	—%	June 2023	—	4,000
Unamortized deferred costs and premium			(16,786)	(20,050)
Total debt obligations			701,177	665,932
Less: current installments			(11,970)	(12,428)
Total debt obligations excluding current installments			$689,207	$653,504

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

On July 7, 2023, the Company entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300,000, up from $200,000, maturing on March 11, 2027. The sixth amendment to the ABL was accounted for as a debt modification. The Company incurred transaction costs of $354 which were capitalized as deferred financing fees to be amortized over the term of the ABL, presented in other non-current assets in the Company’s consolidated balance sheet.

On August 31, 2023, the Company made a voluntary prepayment of $20,000 towards the senior secured term loan. In connection with the prepayment the Company wrote off unamortized deferred financing fees of $770 which are included in interest expense within the statement of operations.

Maturities of the Company’s debt, excluding finance leases, for the remainder of the fiscal year ending December 29, 2023 and each of the next four fiscal years and thereafter is as follows:

2023	$750
2024	47,684
2025	8,000
2026	3,000
2027	93,000
Thereafter	551,750
Total	$704,184

The net carrying value of the Company’s convertible notes as of September 29, 2023 and December 30, 2022 was:

	September 29, 2023			December 30, 2022
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Senior Notes	$287,500	$(6,016)	$281,484	$287,500	$(6,876)	$280,624
2024 Convertible Senior Notes	39,684	(232)	39,452	41,684	(373)	41,311
Convertible Unsecured Note	—	—	—	4,000	—	4,000
Total	$327,184	$(6,248)	$320,936	$333,184	$(7,249)	$325,935

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Coupon interest	$1,893	$938	$5,685	$2,813
Amortization of deferred costs and premium	333	224	1,001	672
Total interest	$2,226	$1,162	$6,686	$3,485

As of September 29, 2023, the Company had reserved $27,970 of the asset-based loan facility for the issuance of letters of credit and funds totaling $149,757 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs during the thirty-nine weeks ended September 29, 2023:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	464,972	$31.74	335,425	$32.25	333,114	$30.30
Granted	234,070	32.23	742,744	33.17	87,942	28.84
Vested	(215,726)	31.84	—	—	—	—
Forfeited	(11,500)	34.31	—	—	—	—
Unvested at September 29, 2023	471,816	$31.87	1,078,169	$32.88	421,056	$30.00

The Company granted 1,064,756 RSAs to its employees at a weighted average grant date fair value of $32.60 during the thirty-nine weeks ended September 29, 2023. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $4,730 and $3,099 on its RSAs during the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and $14,224 and $9,081 during the thirty-nine weeks ended September 29, 2023 and September 23, 2022, respectively.

At September 29, 2023, the total unrecognized compensation cost for unvested RSAs was $30,006 and the weighted-average remaining period was approximately 2.5 years. Of this total, $10,915 related to RSAs with time-based vesting provisions and $19,091 related to RSAs with performance- and market-based vesting provisions. At September 29, 2023, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.2 years and 2.7 years, respectively.

No share-based compensation expense related to the Company’s RSAs or stock options has been capitalized. As of September 29, 2023, there were 1,087,180 shares available for grant under the 2019 Omnibus Equity Incentive Plan.

The following table summarizes stock option activity during the thirty-nine weeks ended September 29, 2023:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 30, 2022	112,232	$20.23	$1,465	3.2
Exercised	(2,705)	20.23
Outstanding September 29, 2023	109,527	$20.23	$104	2.4
Exercisable at September 29, 2023	109,527	20.23	$104	2.4

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to 4 years. Stock-based compensation expense for these awards was $544 and $0 during the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and $1,631 and $0 during the thirty-nine weeks ended September 29, 2023 and September 23, 2022, respectively. The fair value of these awards was $1,994 and $362 as of September 29, 2023 and December 30, 2022, respectively, and is presented within Other liabilities and deferred credits on the Company’s condensed consolidated balance sheets.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $123 during the thirteen weeks ended September 29, 2023 and September 23, 2022, and $369 during the thirty-nine weeks ended September 29, 2023 and September 23, 2022.

Note 12 – Income Taxes

The Company’s effective tax rate was 48.3% and 27.0% for the thirteen weeks ended September 29, 2023 and September 23, 2022, respectively, and 36.8% and 27.0% for the thirty-nine weeks-ended September 29, 2023 and September 23, 2022, respectively. The higher effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2023 is primarily due to a discrete $2,135 charge in the current period for return-to-provision adjustments related to certain nondeductible costs identified in the completion of the Company’s fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes.

The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $22,475 as of September 29, 2023 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022
Supplemental cash flow disclosures:
Cash paid for income taxes	$17,574	$3,483
Cash paid for interest, net of cash received	$28,339	$17,636
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,203	$20,835
Operating cash flows from finance leases	$524	$325
Other non-cash investing and financing activities
ROU assets obtained in exchange for lease liabilities:
Operating leases	$42,991	$21,779
Finance leases	$3,963	$791
Other non-cash investing and financing activities:
Warrants issued for acquisitions	$—	$1,701
Common stock issued for acquisitions	$2,496	$—
Unsecured notes issued for acquisitions	$10,000	$—
Contingent earn-out liabilities for acquisitions	$5,765	$1,200

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

Business Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, Middle East and Canada. We offer more than 55,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 40,000 customer locations, primarily located in our 23 geographic markets across the United States, Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our products directly to consumers through our Allen Brothers and “Shop Like a Chef” retail channels.

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

On March 20, 2023, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $42.0 million, consisting of $38.0 million paid in cash at closing, subject to customary working capital adjustments, and an earn-out liability valued at approximately $4.0 million as of the acquisition date. If earned, the earn-out liability could total up to $10.0 million over a two-year period.

During the thirty-nine weeks ended September 29, 2023 , the Company completed three other acquisitions for an aggregate purchase price of approximately $17.7 million, consisting of $13.0 million paid in cash at closing, $0.9 million paid upon settlement of a net working capital adjustment, earn-out liabilities valued at approximately of $1.7 million as of the dates of acquisition, and $2.2 million of deferred payments. If earned, the earn-out liabilities could total up to $2.6 million in the aggregate.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net sales	$881,825	$661,856	$2,483,290	$1,822,063
Cost of sales	674,127	504,068	1,897,440	1,390,758
Gross profit	207,698	157,788	585,850	431,305
Selling, general and administrative expenses	179,614	130,255	514,793	364,828
Other operating expenses, net	2,535	5,458	8,269	10,504
Operating income	25,549	22,075	62,788	55,973
Interest expense	11,379	10,737	33,391	19,567
Income before income taxes	14,170	11,338	29,397	36,406
Provision for income tax expense	6,848	3,061	10,807	9,829
Net income	$7,322	$8,277	$18,590	$26,577

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

Thirteen Weeks Ended September 29, 2023 Compared to Thirteen Weeks Ended September 23, 2022

Net Sales

	2023	2022	$ Change	% Change
Net sales	$881,825	$661,856	$219,969	33.2%

Organic growth contributed $46.9 million, or 7.1%, to sales growth and the remaining sales growth of $172.9 million, or 26.1%, resulted from acquisitions. Organic case count increased approximately 9.1% in our specialty category. In addition, specialty unique customers and placements increased 10.8% and 14.2%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 6.6% compared to the prior year. Estimated inflation was 1.6% in our specialty category and 3.1% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	$207,698	$157,788	$49,910	31.6%
Gross profit margin	23.6%	23.8%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin decreased approximately 29 basis points. Gross profit margins decreased 84 basis points in the Company’s specialty category and decreased 104 basis points in the Company’s center-of-the-plate category. Estimated inflation was 1.6% in the Company’s specialty category and 3.1% in the center-of-the-plate category compared to the prior year period. Gross profit margins were slightly lower due to a softer summer season in 2023 versus 2022.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$179,614	$130,255	$49,359	37.9%
Percentage of net sales	20.4%	19.7%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization driven primarily by acquisitions and higher costs associated with compensation and benefits, facilities costs and distribution costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 70 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses, net	$2,535	$5,458	$(2,923)	(53.6)%

Other operating expenses decreased by approximately $2.9 million primarily due to non-cash charges of $1.8 million for changes in the fair value of our contingent earn-out liabilities compared to non-cash charges of $4.7 million in the prior year period.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	$11,379	$10,737	$642	6.0%

Interest expense increased primarily driven by higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2023	2022	$ Change	% Change
Provision for income tax expense	$6,848	$3,061	$3,787	123.7%
Effective tax rate	48.3%	27.0%

The higher effective tax rate for the thirteen weeks ended September 29, 2023 was primarily driven by a $2.1 million charge in the current period for return-to-provision adjustments identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate.

Thirty-Nine Weeks Ended September 29, 2023 Compared to Thirty-Nine Weeks Ended September 23, 2022

Net Sales

	2023	2022	$ Change	% Change
Net sales	$2,483,290	$1,822,063	$661,227	36.3%

Organic growth contributed $187.5 million, or 10.3%, to sales growth and the remaining sales growth of $473.7 million, or 26.0%, resulted from acquisitions. Organic case count increased approximately 11.6% in our specialty category. In addition, specialty unique customers and placements increased 13.1% and 14.3%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 8.7% compared to the prior year. Estimated inflation was 4.1% in our specialty category and 2.4% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	585,850	431,305	154,545	35.8%
Gross profit margin	23.6%	23.7%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin decreased approximately 8 basis points. Gross profit margins decreased 39 basis points in the Company’s specialty category and decreased 118 basis points in the Company’s center-of-the-plate category. Estimated inflation was 4.1% in our specialty category and 2.4% in our center-of-the-plate category compared to the prior year period. Our gross margins were relatively consistent with the prior year period.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	514,793	364,828	149,965	41.1%
Percentage of net sales	20.7%	20.0%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization and higher costs associated with compensation and benefits and facilities costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased by 70 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses, net	8,269	10,504	(2,235)	(21.3)%

The decrease in net other operating expense relates primarily to non-cash charges of $2.9 million for changes in the fair value of our contingent earn-out liabilities in the current period compared to non-cash charges of $8.4 million in the prior year period, partially offset by an impairment on customer relationship intangible assets of $1.8 million related to the loss of a significant Hardie’s Fresh Foods customer post acquisition and a $1.5 million increase in third-party deal costs incurred in connection with business acquisitions and financing arrangements.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	33,391	19,567	13,824	70.6%

Interest expense increased primarily driven by higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2023	2022	$ Change	% Change
Provision for income tax expense	10,807	9,829	978	10.0%
Effective tax rate	36.8%	27.0%

The higher effective tax rate for the thirty-nine weeks ended September 29, 2023 was primarily driven by a $2.1 million charge in the current period for return-to-provision adjustments identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	September 29, 2023	December 30, 2022
Senior secured term loan	$277,000	$299,250
Total convertible debt	327,184	333,184
Borrowings outstanding on asset-based loan facility	90,000	40,000
Finance leases and other financing obligations	23,779	13,548
Total	$717,963	$685,982

As of September 29, 2023, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $704.2 million.

In connection with the GreenLeaf acquisition, we issued a $10.0 million unsecured note which bears interest of 4.47%. The principal on the unsecured note is due in two equal installments on April 30, 2024 and 2025.

On June 29, 2023, the Company’s convertible unsecured note matured and was repaid in full, including all accrued interest, for $4.0 million in cash.

On July 7, 2023 we entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300.0 million, up from $200.0 million, maturing on March 11, 2027. The sixth amendment to the ABL was accounted for as a debt modification. The Company incurred transaction costs of $0.4 million which were capitalized as deferred financing fees to be amortized over the term of the ABL.

On August 31, 2023, the Company made a voluntary prepayment of $20.0 million towards the senior secured term loan. In connection with the prepayment the Company wrote off unamortized deferred financing fees of $0.8 million.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	September 29, 2023	December 30, 2022
Cash and cash equivalents	$33,058	$158,800
Working capital, excluding cash and cash equivalents	338,341	278,315
Availability under asset-based loan facility	149,757	135,827
Total	$521,156	$572,942

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2023 will be approximately $45.0 million to $55.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next 12 months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2023	September 23, 2022
Net income	$18,590	$26,577
Non-cash charges	$75,908	$58,763
Changes in working capital	$(74,453)	$(53,593)
Net cash provided by operating activities	$20,045	$31,747
Net cash used in investing activities	$(155,730)	$(93,673)
Net cash provided by financing activities	$10,473	$92,255

Net cash provided by operations was $20.0 million for the thirty-nine weeks ended September 29, 2023 compared to net cash provided by operating activities of $31.7 million for the thirty-nine weeks ended September 23, 2022. The decrease in cash provided by operating activities was primarily due to the working capital growth of $20.9 million versus the prior year period which was driven by a strategic decision to pull forward inventory purchases of certain product categories during the first half of fiscal 2023. We expect our inventory levels to normalize during the remainder of the year. The increase in cash used for working capital growth was partially offset by increased net income, net of non-cash charges, in the current year of $94.5 million compared to $85.3 million in the prior year period.

Net cash used in investing activities was $155.7 million for the thirty-nine weeks ended September 29, 2023, driven by $120.6 million in cash paid for acquisitions and capital expenditures of $35.1 million.

Net cash provided by financing activities was $10.5 million for the thirty-nine weeks ended September 29, 2023 driven by $50.0 million of net borrowings on our ABL facility, partially offset by $33.4 million of payments of debt and other financing obligations, including finance leases, $3.7 million of earn-out payments classified as financing activities and $2.1 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of September 29, 2023, we had aggregate indebtedness outstanding of $367.0 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.7 million per annum, holding other variables constant.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 29, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently integrating CME and fiscal 2023 acquisitions into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates CME and fiscal 2023 acquisitions into the Company's overall internal control over financial reporting process.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 28, 2023	—	$—	—	—
July 29, 2023 to August 25, 2023	—	—	—	—
August 26, 2023 to September 29, 2023	2,167	30.01	—	—
Total	2,167	$30.01	—	—

(1)During the thirty-nine weeks ended September 29, 2023, we withheld 2,167 shares of our common stock to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.

Shares Issued for Acquisitions

On May 1, 2023, the Company issued 75,008 shares of their common stock in connection with the GreenLeaf acquisition, with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to the sellers as partial consideration for the Company’s acquisition of GreenLeaf.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2023.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: November 3, 2023	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)