Form 10-K
period 2023-12-29
Chefs' Warehouse, Inc.
filed 2024-02-27
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2023): $1,041,670,956

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2024
Common Stock, $.01 par value per share	39,673,787 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 10, 2024 (“Proxy Statement”)	Part III

Total number of pages: 83

THE CHEFS’ WAREHOUSE, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of The Chefs’ Warehouse, Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, cost management, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of cash distributions to our stockholders in the future, if any, and other matters. Words such as “anticipates,” “expects,” “predicts,” “contemplates,” “projects,” “forecasts,’ “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “will,” “may,” “would” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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
•the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition;
•the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
•crude oil prices and their impact on distribution, packaging and energy costs;
•our continued ability to promote our brand successfully, to anticipate and respond to new customer demands, and to develop new products and markets to compete effectively;
•our ability and the ability of our supply chain partners to continue to operate distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
•risks associated with the expansion of our business;
•our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
•other factors that affect the food industry generally, including:
◦recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that customers could lose confidence in the safety and quality of certain food products;
◦new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute;
◦changes in disposable income levels and consumer purchasing habits;
◦competitors’ pricing practices and promotional spending levels;
◦fluctuations in the level of our customers’ inventories and credit and other related business risks; and
◦the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain products or injure our reputation;
•our ability to recruit and retain senior management and a highly skilled and diverse workforce;
•unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•the cost and adequacy of our insurance policies;
•the impact and effects of public health crises, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition, and results of operations;
•significant governmental regulation and any potential failure to comply with such regulations;
•federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation;
•risks relating to our substantial indebtedness;
•our ability to raise additional capital and/or obtain debt or other financing, on commercially reasonable terms or at all;

•our ability to meet future cash requirements, including the ability to access financial markets effectively and maintain sufficient liquidity;
•the effects of currency movements in the jurisdictions in which we operate as compared to the U.S. dollar;
•the effects of international trade disputes, tariffs, quotas and other import or export restrictions on our international procurement, sales and operations;
•other factors discussed elsewhere in this report, including Part I, Item 1A of this Form-10K and in our other public filings with the SEC.

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 70,000 stock-keeping units (“SKUs”) from more than 3,000 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our Allen Brothers, Inc. (“Allen Brothers”) mail and e-commerce platform.

Since our formation in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.6 billion for the fiscal year ended December 27, 2019 to $3.4 billion for the fiscal year ended December 29, 2023. Our historical sales growth and our ability to manage through the material adverse impacts of the Covid-19 Pandemic (“Pandemic”) on our business are the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 27, 2019, we have completed nineteen acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these nineteen acquisitions resulted in aggregate up-front cash consideration of more than $387.2 million, which we funded with cash generated from our operations, borrowings under our then existing credit facilities and proceeds of our common stock offerings.

Excluding our direct-to-consumer businesses, we currently serve more than 44,000 core customer locations in our twenty-three primary geographic markets across the United States, the Middle East, and Canada. We maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers by leveraging an experienced and sophisticated sales force of approximately 960 sales and customer service professionals. We operate 52 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 70,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 3,000 different suppliers. Our suppliers are located throughout North America, Europe, Asia, Australia, and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 44,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our Core Customers.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 960 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 52 distribution centers located throughout the United States, Middle East and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 70,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Expand our Customer Base Within our Existing Markets. We serve more than 44,000 Core Customer locations, excluding our direct-to-consumer business, in the United States, Middle East, and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our over 35-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering (“IPO”), we have completed thirty-six acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

We distribute our specialty food products to over 44,000 distinct Core Customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, Denver, Dubai, Abu Dhabi, Oman and Qatar. We believe that many of these markets set the culinary trends for the rest of the United States, Middle East and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 6.1% of total net sales for our 2023 fiscal year. Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

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

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America. We carry more than 70,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

We continuously evaluate potential additions to our product portfolio based on both existing and anticipated trends in the culinary industry. Our buyers have numerous contacts with suppliers throughout North America, Europe, Asia and South America and are always looking for new and interesting products that will aid our customers as they seek to keep up with the latest developments in the culinary industry. Our ability to successfully distribute a significant portion of the total production of smaller, regional and artisanal specialty food producers allows us the opportunity to be these producers’ primary route-to-market in our markets without requiring us to make contractual commitments regarding guaranteed volume. We are also able to leverage our scale and successful track record of distributing products sourced from outside the United States and Canada to minimize importing costs.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 960 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 3,000 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 52 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. We have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We have implemented pick-to-voice technology in each of our distribution facilities, which enables our warehouse employees to fill orders with greater speed and accuracy and are implementing inventory scanning platforms in an effort to reduce damages and returns.

Products are delivered to our distribution centers primarily by contract carriers, the suppliers themselves and our fleet of trucks. Our trucks are either owned or leased from national leasing companies and regional firms that offer competitive services. Customer orders are assembled in our distribution centers and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. The majority of our trucks and delivery trailers have multiple, temperature-controlled compartments that ensure all product is delivered to the customer at its optimal temperature.

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

Intellectual Property

We have registered and/or applied to register a variety of trademarks and serve marks used throughout our business, as well as domain names, and rely on a combination of copyrights, patents, trademarks, trade names, licenses, franchises and concessions. We are not aware of any facts that could materially impact the continuing use of any of our intellectual property.

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

Human Capital Management

As of December 29, 2023, we had 4,873 full-time employees, 207 of whom (approximately 4%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2024 and 2025. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Workforce Health and Safety

The safety and health of our employees is a top priority for us. Our safety culture is maintained and strengthened by periodic trainings for employees and senior management, as well as labor, health, anti-discrimination and anti-harassment policies, and we are committed to maintaining a safe and healthy work environment in all aspects of our business. In this effort, we provide and require various trainings to ensure a wide understanding of standards, expectations, and best practices. Additionally, all of our fleet drivers are taught the Smith System for road safety. This system provides our drivers with tools and knowledge to make smart decisions behind the wheel, reducing the risk of accidents and injuries while ensuring timely deliveries to our customers. Managers who oversee drivers also complete safety leadership training through the Federal Motor Carrier Safety Administration’s Compliance, Safety, Accountability program. By implementing such trainings at every level of our operations, we are able to provide our customers with the exceptional service they expect without compromising the safety and comfort of our employees.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. As a foundation of diversity and inclusion, we focus on increasing underrepresented populations across our business. In 2023, more than two-thirds of our employees, and more than 20% of our management, were diverse. We have diversity equity & inclusion monthly programming that celebrates the wide variety of diverse employees and topics that impact our employees. Each year, we conduct mandatory training on diversity equity & inclusion topics and provide managers with practical tools to operate in today’s global environment and develop their skill sets, awareness and business acumen in this on-going matter of being diverse and inclusive.

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

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	64
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

John Pappas Vice Chairman and Director	60
John Pappas is a founder of our company and currently serves as our Vice Chairman, a position he has held since March 1, 2011, and Chief Operating Officer, a position he held from our founding in 1985 to March 1, 2011, and again on February 24, 2022 to the present. He has 25 years of experience in logistics, facility management and global procurement and oversees our network of distribution centers nationwide. Mr. Pappas is also active in the development of our corporate strategy. Mr. Pappas's qualifications to serve on our board of directors include his extensive knowledge of our company and the specialty food products distribution industry and his years of leadership at the Company.

James Leddy Chief Financial Officer	60
James “Jim” Leddy is our Chief Financial Officer and assistant secretary, positions he has held since his appointment as of November 11, 2017. Prior to his appointment, Mr. Leddy served as our Executive Vice President of Finance since joining the Company in September 2017. Mr. Leddy previously served as interim Chief Financial Officer at JetBlue Airways from November 2016 to February 2017 and served as Senior Vice President and Treasurer from 2012 to November 2016. Prior to joining JetBlue, Mr. Leddy served as Senior Vice President, Treasury and Cash Management at NBCUniversal from 2008 until 2012, and as a Senior Technical Advisor at General Electric from 2003 until 2008. Previously, Mr. Leddy held corporate risk and treasury management positions at First Union National Bank and Dai-ichi Kangyo Bank. Mr. Leddy holds an M.B.A. in Finance and Management of Technology from the University of Connecticut and a B.A. in Economics from Fordham University.

Name & Position	Age	Business Experience
Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	43
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

Timothy McCauley Chief Accounting Officer	59
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

Christina Polychroni Chief Human Resources Officer	44
Christina Polychroni is our Chief Human Resources Officer since December 31, 2022. Prior to this appointment, Ms. Polychroni served as the company’s Chief Talent Officer from November 1, 2021 through December 30, 2022. Ms. Polychroni is a management executive with a track record in multinational companies and a strong knowledge of the luxury and food industries in wholesale, retail and digital channels. Ms. Polychroni’s prior work experience includes her tenure as Chief Marketing and E-Commerce Officer at L’Occitane USA, Chief Marketing Officer at Jack Rogers USA, as well as senior marketing roles in KORRES USA and the Unilever Ice Cream and Nutrition divisions. Ms. Polychroni holds a B.A. in Marketing and MBA from the Athens University of Economics and Business, a Human Resources Management Certificate from Cornell University, and a PhD in Management from the School of Business at the Stevens Institute of Technology.

Item 1A.     RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from our expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes contained in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are the most significant factors to consider when evaluating our business.

Business and Macroeconomic Risk

Our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending.

Our business is exposed to reductions in consumer discretionary spending because our target customers operate in the food-away-from-home industry. Consumer discretionary spending may be affected by many factors outside of our control, including general economic conditions, inflation, disposable income levels, consumer confidence levels, heightened volatility in the financial markets, and uncertain political environment and supply chain disruptions. In uncertain economic environments, consumers may choose to spend discretionary dollars less frequently, which could result in a decline in consumers’ food-away-from-home purchases, particularly in more expensive restaurants, and, consequently, adversely impact the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. If our customers’ sales decrease, our profitability could decline as we spread fixed costs across lower sales volume. Also, similar economic conditions could lead to consumers purchasing less from our direct-to-consumer platforms. Moreover, if a prolonged downturn or uncertain outlook in the economy were to occur, consumers might ultimately make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis or purchasing less on our direct-to-consumer platforms. Accordingly, any such effects could harm our business, financial condition or results of operations. Our continued success will depend in part upon our ability to anticipate, identify and respond to changing economic and other conditions and the impact that those conditions may have on discretionary consumer spending.

Our business is a low-margin business, and our profit margins may be sensitive to inflationary and deflationary pressures.

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

The foodservice distribution industry is highly fragmented and competitive, with national, multi-regional, regional and local distributors and specialty competitors. Regional and local companies may align themselves with other smaller distributors through group purchasing organizations, with the goal of enhancing their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These distributors may also rely on local presence as a source of competitive advantage, and they may have a lower cost to serve and other competitive advantages due to geographic proximity. Additionally, adjacent competition, such as other cash-and-carry operations, commercial wholesale outlets, warehouse clubs and grocery stores, continue to serve the commercial foodservice market. We also experience competition from online direct food wholesalers and other retailers. We generally do not have exclusive distribution agreements with our customers, and they may switch to other distributors that offer lower prices or differentiated products or customer service. The cost of switching distributors is very low, as are the barriers to entry into the U.S. foodservice distribution industry. Such changes may occur particularly during periods of economic uncertainty or significant inflation.

Moreover, some of our customers, including a majority of our hotel customers, purchase their products from us through such group purchasing organizations. If group purchasing organizations are able to add a significant number of our customers as members, we may be forced to lower the prices we charge these customers in order to retain the business, which would negatively affect our business, financial condition or results of operations. Additionally, if we were unable or unwilling to lower the prices we charge for our products to a level that was satisfactory to the group purchasing organization, we may lose the business of those of our customers that are members of these organizations, which could have a material adverse impact on our business, financial condition or results of operations.

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

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We obtain a significant portion of our specialty food products, produce and center-of-the-plate products from local, regional, national and international third-party suppliers. Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products, produce or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Moreover, we do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products. Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the specialty food products or center-of-the-plate products they supply to us. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other adverse employment actions by employees of ours or our suppliers, government shutdowns, weather conditions or more prolonged climate change, crop conditions, product recalls, product or raw material scarcity, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics (such as the Pandemic), natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States, international hostilities, civil insurrection, and social unrest. For example, weather patterns in recent years have resulted in lower than normal or, conversely, higher than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states affected by such weather. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates and a stable labor force in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

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

As of December 29, 2023, we had 4,873 full-time employees, 207 of whom (approximately 4%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2024 and 2025. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on us. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with existing unions could have substantially less favorable terms than those negotiated prior to such expanded union-organizing efforts

We are subject to a wide range of labor costs. Because our labor costs (particularly those in our center-of-the-plate category) are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost for many of our customers in the U.S. food-away-from-home industry, as well as for our distributors and suppliers. Any increase in labor costs, including any increases in costs as a result of increases in minimum wage requirements, wage inflation and/or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other job actions by employees of customers, distributors and suppliers could reduce the profitability of our customers and reduce demand for our products.

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the plate facilities, the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. Despite our efforts to control costs while still providing competitive healthcare benefits to our staff members, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.

Fuel cost volatility may have a material adverse effect on our business, financial condition or results of operations.

The high cost of fuel can negatively affect consumer confidence and discretionary spending and, as a result, reduce the frequency and amount spent by consumers within our customers’ establishments for food away from home. The high price of fuel and other transportation related costs, such as tolls, fuel taxes, and license and registration fees, can also increase the price we pay for products as well as the costs incurred by us to deliver products to our customers. Furthermore, both the price and supply of fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments (such as the war in Ukraine and the hostilities in the Middle East), supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns, and environmental concerns. These factors, if occurring over an extended period of time, could have a material adverse effect on our sales, margins, operating expenses, or results of operations.

A significant portion of our future growth is dependent upon our ability to expand our operations in our existing markets and to penetrate new markets either through organic growth or through acquisitions.

We have expanded, and intend to continue expanding, our presence in our existing and new markets by adding to our customer base through the expansion of our product portfolio and the increase in the volume and/or number of purchase orders from our customers. Competitive circumstances and consumer characteristics in new segments of existing markets may differ substantially from those in the segments in which we have substantial experience.

We also regularly evaluate opportunities to acquire other companies. A significant portion of our past growth has been achieved through acquisitions of, or mergers with, other distributors of specialty food products and center-of-the-plate protein items. Our ability to achieve expected benefits of acquisitions depends on, among other things, our ability to effectively execute on our business strategies, integrate and manage the combined operations, retain customers and supplier on terms similar to those in place with the acquired businesses, achieve desired operating efficiencies and sales growth, optimize delivery routes, coordinate administrative, distribution and finance functions, integrate management information systems, expand into new markets to include markets of the acquired business, retain and assimilate the acquired businesses’ employees, comply with additional foreign laws and regulations and maintain our financial and internal controls and systems as we expand our operations.

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

Adverse publicity about us, lack of confidence in our products or services and other risks could negatively affect our reputation and our business.

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

We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. A specialty foods distribution business such as ours can be adversely affected by negative publicity or news reports, whether or not accurate, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our products or others across the food distribution industry. In addition, a widespread health epidemic (such as the Pandemic) or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Although we have taken steps to mitigate food quality, public health and other foodservice-related risks, these types of health concerns or negative publicity cannot be completely eliminated or mitigated and may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands we carry.

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

Our insurance policies and claims expenses could significantly reduce our profitability.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds of $300,000 per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions of $500,000 per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims costs, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses in our industry, including ours, and our insurance and claims expense could continue to increase in the future. Our results of operations and financial condition could be materially and adversely affected if (1) total claims costs significantly exceed our coverage limits, (2) we experience a claim in excess of our coverage limits, (3) our insurance carriers fail to pay on our insurance claims, (4) we experience a claim for which coverage is not provided, or (5) a large number of claims cause our cost under our deductibles to differ from historic averages.

Impairment charges for goodwill or long-lived assets could adversely affect our financial condition and results of operations.

We monitor the recoverability of our long-lived assets, such as buildings, equipment and leased assets, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which may result in an impairment charge.

We cannot accurately predict the amount or timing of any impairment. Should the value of long-lived assets become impaired, our financial condition and results of operations may be adversely affected. For more information on the goodwill assessment, see “Management’s Discussion and Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of Goodwill and Intangible Assets” and Note 8, Goodwill and Other Intangible Assets, to our consolidated financial statements.

Geographic and Global Risk

Significant public health epidemics or pandemics may adversely affect our business, results of operations and financial condition.

A public health epidemic or pandemic, such as the Pandemic, can significantly impact our business or those of our Core Customers or suppliers, particularly if located in geographies in which we have significant operations. Such events could significantly impact the food-away-from-home industry and other industries that are sensitive to changes in consumer discretionary spending habits. In addition, our operations could be disrupted if we were required to quarantine employees that work at our various distribution centers and processing facilities.

For instance, the outbreak of the COVID-19 pandemic had an adverse impact on numerous aspects of our business, financial condition and results of operations including, but not limited to, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally. The Pandemic may also have exacerbated many of the other risks described in this section or may have the potential to do so in the future. The extent to which any public health epidemic or pandemic may impact our financial condition or results of operations is uncertain and will depend on future developments including new information that may emerge on the severity or transmissibility of the disease, new variants, government responses, trends in infection rates, development and distribution of effective medical treatments and vaccines, and future consumer spending behavior, among others.

Because our foodservice distribution operations are concentrated in certain culinary markets, we are susceptible to economic and other developments, or events, including adverse weather conditions, in these areas.

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations spanning from New York to Atlantic City, accounted for approximately 16.6% of our net sales for fiscal year 2023. We are therefore particularly exposed to downturns in this regional economy. We also have significant operations in the San Francisco Bay Area, Los Angeles, California, New England and Middle East. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, California, New England and Middle East areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

Due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, a majority of our markets are potential targets for terrorist activity and are susceptible to other catastrophic events and could be subject to transportation disruption.

Our markets outside the United States may also be impacted by political protests or instability. Moreover, our business, including our global supply chain, may be affected by geopolitical issues, such as the Russian invasion of Ukraine and related sanctions as well as the ongoing conflict in Israel, which have resulted in increased global tensions and contributed to rising input costs. Sustained or worsening global economic conditions and geopolitical issues may disrupt or increase our cost of doing business and otherwise disrupt and delay our supply chain operations. If our or our customers’ operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected.

Information Technology, Intellectual Property and Data Risk

Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business.

We rely upon information technology solutions including enterprise networks and software to process, transmit and store data related to virtually all our business processes and activities. Our business involves the storage and transmission of many types of sensitive or confidential information, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our operations. We leverage a suite of integrated hardware and software that relies on the availability of private and public networks to facilitate collaboration among all stakeholders. Likewise, we use mobile networks, web social media and other online applications to conduct business with suppliers and customers. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses, worms and other disruptive problems. We are continuously improving our information technology solutions, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. We and our third-party suppliers may experience cybersecurity incidents of varying degrees from time-to-time, such as ransomware and phishing attacks, as well as distributed denial of service attacks and the theft of data. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations, due to theft, destruction, loss, corruption, misappropriation, or unauthorized release of sensitive and/or confidential information or intellectual property (including personal information in violation of one or more privacy laws), or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, disruption to our systems, loss of revenue, negative publicity, reputational and brand damage, violation of privacy laws, loss of customers, potential liability, (including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs), and competitive disadvantage, which in turn could adversely affect our business and results of operations. In addition, if our suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected. This may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business operations.

We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.

Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with acquisitions and new initiatives could increase our vulnerability to such risks.

While we have implemented cybersecurity solutions, conducted employee awareness campaigns, employed both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches, attacks, or other disruptive problems, such efforts may be unsuccessful which in turn could. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. Our failure to implement timely and/or successfully new technologies may adversely affect our business and competitiveness and, consequently, our results of operations.

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

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which we operate. Given the complexity of these laws and the often-onerous requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer, and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability and/or reputational damage.

The California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected. For example, the California Privacy Rights Act (the “CPRA”), which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly, further enhancing and extending an individual’s rights over their personal data and the obligations placed on companies that handle this data. The resulting new regulations became effective on January 1, 2023. Most notably, employee and business data were brought into scope, which raises the compliance requirements for us significantly, in terms of internal controls, processes and governance requirements.

Furthermore, since 2020, several other U.S. states have enacted (and additional U.S. states are considering enacting) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws can be expected to lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects and/or action from regulators. If we do not provide sufficient resources to ensure we are able to respond, adapt and implement the necessary requirements to respond to the various forthcoming changes, which could include federal data privacy requirements in the U.S., while continuing to maintain our compliance with global data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators, which could have a significant financial impact on our business.

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

If the products we distribute are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products.

Meat, poultry and seafood products that we distribute may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury or illness (including food-borne illness such as E. coli, bovine spongiform, encephalopathy, hepatitis A, trichinosis, listeria, or salmonella) or if they are alleged to have been mislabeled, misbranded, or adulterated or to otherwise be in violation of governmental regulations. These pathogens are generally found in the environment and can be introduced as a result of improper handling in our facilities or at the consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling before we receive the product or once the product has been shipped to our customers. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on our business, financial condition or results of operations.

We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, or lost sales because of the unavailability of the product

We are subject to significant governmental regulation, and failure to comply could subject us to enforcement actions, recalls or other penalties, which could have a material adverse effect on our business, financial condition or results of operations.

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

The failure to comply with applicable legal and regulatory requirements could result in investigations, litigation or other legal proceedings, administrative, civil or criminal fines or penalties, mandatory or voluntary product recalls, cease and desist orders against operations that are in non compliance, closure of facilities or operations, the loss, modification or revocation of any existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business. Our suppliers are also subject to similar regulatory requirements and oversight.

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

Climate change, or the legal, regulatory or market measures being implemented to address climate change, may have an adverse impact on our business.

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (“GHG”) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.

For example, on October 7, 2023, California Governor Gavin Newsom signed into law SB 261 (“SB 261”), Greenhouse Gases: Climate-Related Financial Risk, and SB 253, the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California. As a company with operations in California, we may fall under the jurisdiction of these new laws. Commencing on January 1, 2026, and biennially thereafter, SB 261 mandates that we publicly disclose our climate-related financial risks, including disclosing strategies we have adopted to mitigate and adapt to these risks. Non-compliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year, and we may also be required to pay an annual filing fee. Additionally, California recently enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective January 1, 2024, creates new annual disclosure requirements regarding substantiation of certain climate-related statements, and may increase our compliance costs.

Compliance with these climate-related disclosure rules will require additional time and attention of management and financial resources. We must develop robust systems, processes, and controls for assessing and reporting our climate-related financial risks, as well as ensuring transparency and accuracy in our disclosures. Furthermore, if our competitors’ climate change or sustainability performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding greenhouse gas emission reductions, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition or results of operations could be adversely affected.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the ordinary course of our business could reduce our profits or limit our ability to operate our business.

In the ordinary course of our business, we may become involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees; suppliers, customers, and other counterparties; our investors; or regulators. For example, we are subject to the risk of employment-related litigation, which we believe increased as a result of our large workforce in California and New York, at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks. Any significant adverse judgments or settlements could reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Changes in applicable federal, state, provincial and local tax laws and regulations in the United States, Canada and the Middle East, and the resolution of tax disputes, may adversely impact our business, financial condition or results of operations.

We are subject to federal, state, provincial and local tax laws and regulations in the United States, Canada and Middle East and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business from time to time enact changes in relevant tax, accounting and other laws, regulations and interpretations. Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our business, financial condition or results of operations.

Many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in future periods. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, which would go into effect in 2024. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

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

As of December 29, 2023, we had approximately $735.3 million of total indebtedness, consisting of $276.3 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $327.2 million of convertible debt, $100.0 million of borrowings outstanding under our asset-based loan facility (“ABL”) and $31.9 million of finance leases and other financing obligations. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Our indebtedness could have important consequences for us and our investors. For example, our indebtedness:

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

As of February 12, 2024, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 12.6% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman and chief operating officer, beneficially owned approximately 10.8% of our outstanding shares of common stock as of February 12, 2024. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

As part of our cybersecurity process, we engage external auditors and consultants to assess our cybersecurity program and compliance with applicable practices and standards. To identify and manage the material risks of cybersecurity threats to our business, operations and control environments, we have made significant investments in our technology and have implemented policies, programs and controls, with a focus on cybersecurity incident prevention and mitigation. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed by third-party auditors and consultants, as well as our internal Information Technology and Legal teams, to ensure compliance with applicable practices and standards.

We mitigate risks from cybersecurity incidents using a multi-faceted approach that includes, but is not limited to: establishing information security policies and standards, implementing information protection processes and technologies, assessing cybersecurity risk through vulnerability assessments and audits on an annual basis, reviewing newly developed cybersecurity standards or legislation, implementing cybersecurity training, monitoring our information technology systems for cybersecurity threats and collaborating with public and private organizations on best practices. .

We did not experience a material cybersecurity incident during the fiscal year ended December 29, 2023. For more information on risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see “Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our board of directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, including the Company’s risk profile and exposures as they relate to cybersecurity, conducting reviews of policies regarding risk assessment and risk management and major risk exposures, as well as evaluations of risks from potential or actual cybersecurity threats. Our Chief Information Officer, Vice President of Infrastructure, and Security Administrator have responsibility of cybersecurity oversight of the Company and each have 12, 15, and 6 years of cybersecurity experience, respectively. The Security Administrator reports to the Vice President of Infrastructure, who in turn reports to the Chief Information Officer. Members of the Board receive regular quarterly cybersecurity updates from our Chief Information Officer, including updates on existing and new cybersecurity risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Item 2.     PROPERTIES

We operate 52 distributions centers located in the United States, Canada, Qatar, Oman, and United Arab Emirates, totaling approximately 3.0 million square feet. We own two distribution facilities in Massachusetts with a combined 241,000 square feet, two distribution centers in Ohio with a combined 120,397 square feet, and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. All of our other properties are leased. The following table sets forth our significant distribution, protein processing, corporate and other support facilities by state or country and their approximate aggregate square footage as of February 14, 2024.

State / Country	Number of Facilities	Total Square Footage
California	12	922,400
Texas	6	370,900
Maryland	4	324,500
United Arab Emirates	2	299,300
Massachusetts	5	287,300
New York	2	246,100
Florida (2)	4	235,000
Oregon	3	211,300
New Jersey	2	206,900
Illinois	3	144,200
Ohio	2	120,400
Nevada	3	117,600
Canada	4	99,400
Washington	2	94,000
Arizona	2	60,800
Qatar	1	43,200
Tennessee	1	32,800
Connecticut (1)	1	29,200
Michigan	1	14,900
Oman	3	11,800
Colorado	1	3,600
Total	64	3,875,600

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of December 29, 2023, there were 213 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Further, our ability to pay dividends is limited by the terms and conditions of our senior secured credit agreements, which require compliance with certain baskets and ratio tests and certain excess availability tests.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 28, 2018 through December 29, 2023 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 28, 2018 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX
ASSUMES $100 INVESTED ON DECEMBER 28, 2018

	December 28, 2018	December 27, 2019	December 25, 2020	December 24, 2021	December 30, 2022	December 29, 2023
The Chefs’ Warehouse, Inc.	$100.00	$121.19	$76.25	$103.96	$106.22	$93.94
NASDAQ Composite Index	$100.00	$136.78	$194.47	$237.73	$158.96	$227.98
S&P Smallcap Food Distributor Index	$100.00	$93.64	$99.92	$193.62	$177.82	$145.61

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
September 30, 2023 to October 29, 2023	—	$—	—	—
October 30, 2023 to November 24, 2023	1,025	23.46	—	—
November 25, 2023 to December 29, 2023	344	28.70	—	—
Total	1,369	$24.77	—	—

(1)During the thirteen weeks ended December 29, 2023, we withheld 1,369 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees.

Share Repurchase Program

On November 1, 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

Shares Issued for Acquisitions

On May 1, 2023, the Company issued 75,008 shares of their common stock in connection with an acquisition, with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to the sellers as partial consideration.

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

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 70,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins. We serve more than 44,000 Core Customer locations, primarily located in our twenty-three geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers.

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

Recent Major Acquisitions

On May 1, 2023, we acquired substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $88.2 million consisting of $72.2 million paid in cash at closing, $3.5 million paid upon settlement of a net working capital true-up, the issuance of a $10.0 million unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2.5 million based on the trading price of the Company’s common stock on the date of acquisition.

On March 20, 2023, we acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $41.4 million, consisting of $38.0 million paid in cash at closing, $0.6 million received upon settlement of a net working capital true-up and an earn-out liability valued at approximately $4.0 million as of the acquisition date. If earned, the earn-out liability could total up to $10.0 million over a two-year period.

On November 1, 2022, we acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The final purchase price was approximately $116.5 million, consisting of $108.7 million paid in cash at closing, $0.2 million paid upon settlement of a net working capital true-up, and an earn-out liability valued at $7.6 million as of the date of acquisition. The earn-out liability was earned and paid in full during the fourth quarter of fiscal 2023 for a total of $10.0 million.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 3.0 million square feet in 52 distribution facilities as of February 14, 2024. Over the period from fiscal 2021 through fiscal 2023, we have invested significantly in acquisitions, infrastructure and management.

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

Results of Operations

This discussion focuses on our fiscal 2023 results, compared with fiscal 2022 results. The discussion of our fiscal 2022 results, compared with fiscal 2021 results, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

	Fiscal Years Ended
(in thousands)	December 29, 2023	December 30, 2022	December 24, 2021
Net sales	$3,433,763	$2,613,399	$1,745,757
Cost of sales	2,619,289	1,994,763	1,355,272
Gross profit	814,474	618,636	390,485
Selling, general and administrative expenses	704,758	518,219	379,252
Other operating expenses	8,773	14,679	422
Operating income	100,943	85,738	10,811
Interest and other expense, net	45,474	43,849	17,587
Income (loss) before income taxes	55,469	41,889	(6,776)
Provision for income tax expense (benefit)	20,879	14,139	(1,853)
Net income (loss)	$34,590	$27,750	$(4,923)

Fiscal Year Ended December 29, 2023 Compared to Fiscal Year Ended December 30, 2022

The fiscal year ended December 29, 2023 consisted of 52 weeks as compared to the fiscal year ended December 30, 2022, which consisted of 53 weeks.

Net Sales

	2023	2022	$ Change	% Change
Net sales	$3,433,763	$2,613,399	$820,364	31.4%

Organic growth contributed $214.6 million, or 8.2%, to sales growth. The remaining growth of $605.7 million, or 23.2%, resulted from acquisitions. The incremental 53rd week of the fiscal year ended December 30, 2022 contributed approximately 2.0% to fiscal 2022. Organic case count increased approximately 9.5% in our specialty category. In addition, specialty unique customers and placements increased 12.9% and 12.1%, respectively, compared to the prior year. Pounds sold in our center-of-

the-plate category increased 6.3% compared to the prior year. Estimated inflation was 3.0% in our specialty category and 2.7% in our center-of-the-plate category compared to fiscal 2022.

Gross Profit

	2023	2022	$ Change	% Change
Gross profit	$814,474	$618,636	$195,838	31.7%
Gross profit margin	23.7%	23.7%

Gross profit increased primarily due to increased sales volumes. Gross profit margin increased approximately 7 basis points based on the volume mix between specialty and center-of-the-plate category sales. Gross profit margins decreased 57 basis points in the Company’s specialty category and decreased 57 basis points in the Company’s center-of-the-plate category compared to the prior year period. Overall, our gross margins were relatively consistent with the prior year period.

Selling, General and Administrative Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$704,758	$518,219	$186,539	36.0%
Percentage of net sales	20.5%	19.8%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization and higher costs associated with compensation, including benefits and facilities costs to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased by 70 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2023	2022	$ Change	% Change
Other operating expenses	$8,773	$14,679	$(5,906)	(40.2)%

The decrease in other operating expenses relates primarily to non-cash charges of $3.1 million for changes in the fair value of our contingent earn-out liabilities in fiscal 2023 compared to non-cash charges of $8.5 million in the prior year period and a year over year decrease of $2.3 million primarily related to third-party deal costs incurred in connection with business acquisitions and financing arrangements. The decrease was partially offset by an impairment on customer relationship intangible assets of $1.8 million related to the loss of a significant Hardie’s customer post acquisition.

Interest Expense

	2023	2022	$ Change	% Change
Interest expense	$45,474	$43,849	$1,625	3.7%

Interest expense increased primarily due to higher principal amounts of outstanding debt due to our 2028 convertible notes issued on December 13, 2022, our term loan refinancing on August 23, 2022, an increase in amounts drawn on our asset-based loan facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Tax Expense

	2023	2022	$ Change	% Change
Provision for income tax expense	$20,879	$14,139	$6,740	47.7%
Effective tax rate	37.6%	33.8%

The effective tax rate in the current period increased primarily driven by current period for return-to-provision adjustments of approximately $2.1 million identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 annual effective tax rate.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	December 29, 2023	December 30, 2022	December 24, 2021
Senior secured term loan	$276,250	$299,250	$168,675
Total convertible debt	$327,184	$333,184	$204,000
Borrowings outstanding on asset-based loan facility	$100,000	$40,000	$20,000
Finance leases and other financing obligations	$31,892	$13,548	$11,602

As of December 29, 2023, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $713.4 million. We had outstanding letters of credit of approximately $30.1 million and $25.8 million at December 29, 2023 and December 30, 2022, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Recent Significant Financing Transactions

On November 1, 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

On July 7, 2023, we increased the aggregate commitments on our asset-based loan facility to $300.0 million.

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

On March 1, 2021, we issued $50.0 million aggregate principal amount of our 2024 Convertible Senior Notes at a premium which were offered as an additional issuance of our $150.0 million Convertible Senior Notes due 2024 issued on November 22, 2019. Net proceeds were used to repay all outstanding borrowings under our 2022 tranche of senior secured term loans of $31.2 million and repay a portion of borrowings outstanding under our asset-based loan facility. We incurred transaction costs of approximately $1.4 million which were capitalized as deferred financing fees to be amortized over the term of the underlying debt.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	December 29, 2023	December 30, 2022	December 24, 2021
Cash and cash equivalents	$49,878	$158,800	$115,155
Working capital,(1) excluding cash and cash equivalents	$295,288	$278,315	$157,787
Availability under asset-based loan facility	$172,030	$135,827	$109,459
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

Our capital expenditures, excluding cash paid for acquisitions, were approximately $57.4 million for fiscal 2023. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2024 will be approximately $35.0 million to $45.0 million.

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
•Contingent earn-out liabilities: Certain acquisitions involve contingent consideration, typically payable if certain financial performance targets are obtained. See Note 4 “Fair Value Measurements” to our consolidated financial statements for details on our contingent earn-out liabilities outstanding as of December 29, 2023.

Cash Flows

	Fiscal Years Ended
(in thousands)	December 29, 2023	December 30, 2022	December 24, 2021
Cash provided by (used in) operating activities	$61,639	$23,134	$(19,899)
Cash used in investing activities	$(179,311)	$(232,023)	$(48,991)
Cash provided by (used in) financing activities	$9,010	$253,215	$(9,222)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $61.6 million for the fiscal year ended December 29, 2023 compared to $23.1 million for the fiscal year ended December 30, 2022. The increase in cash provided by operating activities was primarily due to a reduction in working capital requirements as we returned to more moderate growth in fiscal 2023 compared to fiscal 2022. Fiscal 2022 working capital investment was unusually high due to the rapid recovery from the pandemic.

Net cash used in investing activities was $179.3 million in fiscal 2023 driven by $121.9 million in cash to fund acquisitions and $57.4 million in capital expenditures.

Net cash provided by financing activities was $9.0 million for fiscal 2023 driven primarily by $60.0 million of incremental borrowing on our asset-based loan facility, partially offset by payments made on debt obligations of $31.2 million, earn-out payments of $11.6 million, finance lease payments of $4.3 million, $2.1 million of shares surrendered to pay withholding taxes and $1.7 million of deferred financing costs.

Off-Balance Sheet Arrangements

As of December 29, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for doubtful accounts, (ii) inventory valuation, with regard to determining inventory balance adjustments for excess and obsolete inventory, (iii) business combinations, (iv) valuing goodwill and intangible assets and (v) accounting for income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Doubtful Accounts

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for doubtful accounts. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers, and specifically, beginning in the first quarter of fiscal 2020, the impact of the Pandemic. We may be required to increase or decrease our allowance for doubtful accounts due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $334.0 million and $260.2 million, net of the allowance for doubtful accounts of $21.4 million and $20.7 million, as of December 29, 2023 and December 30, 2022, respectively.

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

Business Combinations

We account for acquisitions in accordance with Accounting Standards Codification Topic 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded at their estimated fair values, as of the acquisition date. The judgments made in determining the estimated fair value of assets acquired and liabilities assumed, including estimated useful life, may have a material impact on our consolidated balance sheet and may materially impact the amount of depreciation and amortization expense recognized in periods subsequent to the acquisition. We determine the fair value of intangible assets using an income approach and, when appropriate, we engage a third party valuation firm. Generally, we utilize the multi-period excess earnings method to determine the fair value of customer relationships and the relief from royalty method to determine the fair value of trade names. These valuation methods contain significant assumptions and estimates including forecasts of expected future cash flows and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.

We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually remeasure the liability at each balance sheet date by recording changes in the fair value through our consolidated statements of operations. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios, including the use of Monte Carlo simulation models, and weight the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Valuation of Goodwill and Intangible Assets

We are required to test goodwill for impairment at each of our reporting units annually, or more frequently when circumstances indicate an impairment may have occurred. We have elected to perform our annual tests for indications of goodwill impairment during the fourth quarter of each fiscal year.

Goodwill is tested at the reporting unit level, which is an operating segment or a component of an operating segment. When analyzing whether to aggregate components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate. As of December 29, 2023 we maintain four reporting units.

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

For the fiscal years ended December 29, 2023 and December 30, 2022, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. Total goodwill as of December 29, 2023 and December 30, 2022 was $356.0 million and $287.1 million, respectively.

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

During fiscal 2023, we incurred a customer relationships intangible asset impairment charge of $1.8 million, $1.3 million net of tax, related to the loss of a significant Hardie’s Fresh Foods customer post acquisition.

During fiscal 2021, we committed to a plan to shift our brand strategy to leverage the Allen Brothers brand in our New England region and determined the Cambridge trademark did not fit our long-term strategic objectives. As a result, we recognized a $0.6 million impairment charge, $0.4 million net of tax, to fully write-down the net book value of our Cambridge trademark.

There have been no other events or changes in circumstances during fiscal 2023 or 2022 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 29, 2023 and December 30, 2022 were $184.9 million and $155.7 million, respectively.

The assessment of the recoverability of goodwill and intangible assets contain uncertainties requiring management to make assumptions and to apply judgment to estimate economic factors and the profitability of future operations. Actual results could differ from these assumptions and projections, resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various U.S. federal, state, and Middle East jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 29, 2023 and December 30, 2022, we had valuation allowances of $2.1 million and $1.6 million, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 29, 2023, we had an aggregate $376.3 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.7 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the point at which control of each product is transferred to the customer. The Company’s total net sales were $3.4 billion for the fiscal year ended December 29, 2023.

We identified the accuracy and existence of revenue transactions as a critical audit matter. The principal consideration for our determination was the significant audit effort in performing procedures related to the accuracy and existence of revenue transactions given the significance of net sales and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls, where applicable, relating to accuracy and existence of revenue transactions.
•Evaluating the accuracy and existence of revenue transactions, on a sample basis, by obtaining and inspecting invoices, customer purchase orders, shipping documents, and cash receipts from customers, where applicable.

•Recalculating sales prices on a sample basis, where applicable, based on the terms and conditions of underlying signed contracts.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2006.

Stamford, Connecticut
February 27, 2024

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 29, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$49,878	$158,800
Accounts receivable, net of allowance of $21,423 in 2023 and $20,733 in 2022	334,015	260,167
Inventories	284,528	245,693
Prepaid expenses and other current assets	62,522	56,200
Total current assets	730,943	720,860
Property and equipment, net	234,793	185,728
Operating lease right-of-use assets	192,307	156,629
Goodwill	356,021	287,120
Intangible assets, net	184,863	155,703
Other assets	6,379	3,256
Total assets	$1,705,306	$1,509,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,547	$163,397
Accrued liabilities	70,728	54,325
Short-term operating lease liabilities	24,246	19,428
Accrued compensation	37,071	34,167
Current portion of long-term debt	53,185	12,428
Total current liabilities	385,777	283,745
Long-term debt, net of current portion	664,802	653,504
Operating lease liabilities	184,034	151,406
Deferred taxes, net	14,418	6,098
Other liabilities	1,603	13,034
Total liabilities	1,250,634	1,107,787
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 29, 2023 and December 30, 2022, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,665,796 and 38,599,390 shares issued and outstanding at December 29, 2023 and December 30, 2022, respectively	396	386
Additional paid in capital	356,157	337,947
Accumulated other comprehensive loss	(1,832)	(2,185)
Retained earnings	99,951	65,361
Total stockholders’ equity	454,672	401,509
Total liabilities and stockholders’ equity	$1,705,306	$1,509,296

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Net sales	$3,433,763	$2,613,399	$1,745,757
Cost of sales	2,619,289	1,994,763	1,355,272
Gross profit	814,474	618,636	390,485
Selling, general and administrative expenses	704,758	518,219	379,252
Other operating expenses, net	8,773	14,679	422
Operating income	100,943	85,738	10,811
Interest expense	45,474	43,849	17,587
Income (loss) before income taxes	55,469	41,889	(6,776)
Provision for income tax expense (benefit)	20,879	14,139	(1,853)
Net income (loss)	$34,590	$27,750	$(4,923)
Other comprehensive income (loss):
Foreign currency translation adjustments	353	(163)	29
Comprehensive income (loss)	$34,943	$27,587	$(4,894)
Net income (loss) per share:
Basic	$0.92	$0.75	$(0.13)
Diluted	$0.88	$0.73	$(0.13)
Weighted average common shares outstanding:
Basic	37,633,672	37,094,220	36,744,304
Diluted	45,639,220	38,742,328	36,744,304

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 29, 2023, December 30, 2022, and December 24, 2021
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 25, 2020	37,274,768	$373	$303,734	$(2,051)	$42,534	$344,590
Net loss	—	—	—	—	(4,923)	(4,923)
Stock compensation	679,330	7	11,472	—	—	11,479
Shares issued for acquisition	—	—	1,120	—	—	1,120
Cumulative translation adjustment	—	—	—	29	—	29
Shares surrendered to pay withholding taxes	(66,423)	—	(2,084)	—	—	(2,084)
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	27,750	27,750
Stock compensation	466,820	4	13,236	—	—	13,240
Conversion of debt to common stock	324,066	3	11,372	—	—	11,375
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Option exercises	3,407	—	69	—	—	69
Cumulative translation adjustment	—	—	—	(163)	—	(163)
Shares surrendered to pay withholding taxes	(82,578)	(1)	(2,673)	—	—	(2,674)
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	34,590	34,590
Stock compensation	1,053,256	10	17,813	—	—	17,823
Shares issued for acquisitions	75,008	1	2,494	—	—	2,495
Option exercises	2,705	—	55	—	—	55
Cumulative translation adjustment	—	—	—	353	—	353
Shares surrendered to pay withholding taxes	(64,563)	(1)	(2,152)	—	—	(2,153)
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	$454,672

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Cash flows from operating activities:
Net income (loss)	$34,590	$27,750	$(4,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,887	24,332	21,998
Amortization of intangible assets	22,719	13,913	12,967
Provision for allowance for doubtful accounts	8,078	6,048	(422)
Provision (benefit) for deferred income taxes	8,114	9,601	(1,845)
Loss on debt extinguishment	—	14,287	—
Stock compensation	20,042	13,602	11,479
Change in fair value of contingent earn-out liabilities	3,081	8,505	(1,296)
Intangible asset impairment	1,838	—	597
Non-cash interest and other operating activities	5,456	3,037	3,894
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48,813)	(48,229)	(70,777)
Inventories	(28,759)	(49,931)	(60,799)
Prepaid expenses and other current assets	(7,234)	(17,603)	(2,183)
Accounts payable, accrued liabilities and accrued compensation	19,598	19,163	71,519
Other assets and liabilities	(9,958)	(1,341)	(108)
Net cash provided by (used in) operating activities	61,639	23,134	(19,899)

Cash flows from investing activities:
Capital expenditures	(57,427)	(45,848)	(38,801)
Cash paid for acquisitions, net	(121,884)	(186,175)	(10,190)
Net cash used in investing activities	(179,311)	(232,023)	(48,991)

Cash flows from financing activities:
Payment of debt and other financing obligations	(29,000)	(327,741)	(32,879)
Payment of finance leases	(4,327)	(3,332)	(4,731)
Proceeds from debt issuance	—	587,500	51,750
Payment of deferred financing fees	(1,739)	(19,039)	(1,450)
Proceeds from exercise of stock options	55	69	—
Surrender of shares to pay withholding taxes	(2,134)	(2,674)	(1,829)
Cash paid for contingent earn-out liabilities	(11,625)	(3,788)	(83)
Borrowings under asset-based loan facility and revolving credit facilities	60,000	42,220	—
Payments under asset-based loan facility	(2,220)	(20,000)	(20,000)
Net cash provided by (used in) financing activities	9,010	253,215	(9,222)

Effect of foreign currency on cash and cash equivalents	(260)	(681)	(14)
Net change in cash and cash equivalents	(108,922)	43,645	(78,126)
Cash and cash equivalents at beginning of year	158,800	115,155	193,281
Cash and cash equivalents at end of year	$49,878	$158,800	$115,155

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The financial statements include the consolidated accounts of The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries. The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated statement of operations for the fiscal year ended December 30, 2022 contained a 53rd week while all other years presented contain 52 weeks. The Company’s business consists of three operating segments: East, Midwest and West that aggregate into one reportable segment, food product distribution, which is concentrated primarily in the United States. The Company’s customer base consists primarily of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Not Yet Adopted

Improvements to Income Tax Disclosures: In December 2023, the FASB issued guidance designed to improve the transparency and usefulness of income tax disclosures. The amendments include provisions to address the consistency of the income tax rate reconciliation and requirement to disaggregate income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires entities, including those with one reportable segment, to enhance reportable segment disclosures requirements particularly with respect to significant expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Fiscal Years Ended
	December 29, 2023		December 30, 2022		December 24, 2021
Center-of-the-plate	$1,352,230	39.4%	$1,126,227	43.1%	$877,060	50.2%
Specialty:
Dry goods	545,451	15.9%	379,802	14.5%	238,758	13.7%
Pastry	410,604	12.0%	286,035	10.9%	178,352	10.2%
Cheeses and charcuterie	253,343	7.4%	216,173	8.3%	143,048	8.2%
Produce	444,749	13.0%	279,097	10.7%	120,759	6.9%
Dairy and eggs	228,582	6.7%	153,334	5.9%	79,512	4.6%
Oils and vinegars	129,194	3.8%	113,386	4.3%	71,369	4.1%
Kitchen supplies	69,610	1.8%	59,345	2.3%	36,899	2.1%
Total specialty	$2,081,533	60.6%	$1,487,172	56.9%	$868,697	49.8%
Total net sales	$3,433,763	100%	$2,613,399	100%	$1,745,757	100%

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

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected within accrued liabilities on the Company’s consolidated balance sheets, of $2,459 and $2,206 as of December 29, 2023 and December 30, 2022, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $811 and $713 as of December 29, 2023 and December 30, 2022, respectively. Refund liabilities are reflected within accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $493 and $442 as of December 29, 2023 and December 30, 2022, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected within inventories on the Company’s consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $68,294, $40,185 and $28,374 for fiscal 2023, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $181,298, $143,435 and $98,697 for fiscal 2023, 2022 and 2021, respectively.

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

Accounts Receivable

Accounts receivable consist of trade receivables from customers and are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon a number of specific criteria, such as whether a customer has filed for or been placed into bankruptcy, has had accounts referred to outside parties for collections or has had accounts significantly past due. The allowance also covers short paid invoices the Company deems to be uncollectible as well as a portion of trade accounts receivable balances projected to become uncollectible based upon historic patterns and macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers.

 Inventories

Inventories consist primarily of finished goods, food and related food products held for resale and are valued at the lower of cost or net realizable value. Our different entities record inventory using a mixture of first-in, first-out and average cost, which we believe approximates first-in, first-out. The Company adjusts inventory balances for excess and obsolete inventories to approximate their net realizable value.

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. Recorded purchase incentives totaled approximately $48,026, $30,805 and $20,296 for fiscal 2023, 2022 and 2021, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property and equipment are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of equipment and leasehold improvements in fiscal 2023, 2022 or 2021.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with ASC 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $12,046 at December 29, 2023 and $11,805 at December 30, 2022.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset-based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $598 and $448 of such unamortized costs as of December 29, 2023 and December 30, 2022, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $17,451 and $20,050 of such unamortized costs as of December 29, 2023 and December 30, 2022, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $3,615, $1,290 and $2,299 fiscal 2023, 2022 and 2021, respectively.

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

During fiscal 2023, the Company recognized a customer relationships intangible asset impairment charge of $1,838, $1,333 net of tax, related to the loss of a significant customer post-acquisition. During fiscal 2021, the Company recorded a $597 impairment charge, $433 net of tax, to fully write-down the net book value of a trademark. These impairment charges are presented within other operating expenses on the consolidated statements of operations. See Note 8 for more information.

There have been no other events or changes in circumstances during fiscal 2023, 2022 or 2021, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of identifiable net assets acquired in accordance with ASC 350, “Intangibles-Goodwill and Other.” The Company maintains four reporting units. The Company evaluates the recoverability of goodwill at each of its reporting units annually in the fourth quarter, or more frequently when circumstances indicate an impairment may have occurred. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeded its fair value. The Company has the option to evaluate goodwill impairment using a qualitative or quantitative analysis.

For the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. The qualitative analysis considered various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others.

There have been no events or changes in circumstances during fiscal 2023, 2022 or 2021, indicating that goodwill may be impaired.

 Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 29, 2023 and December 30, 2022, the Company had valuation allowances of $2,119 and $1,641, respectively, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Contingent Earn-out Liabilities

The Company accounts for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually remeasures the liability at each balance sheet date by recording changes in the fair value through the consolidated statements of operations. The Company determines the fair value of contingent consideration based on future operating projections under various potential scenarios, including the use of Monte Carlo simulation models, and weighs the probability of these outcomes. The ultimate settlement of contingent earn-out liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in the Company’s results of operations.

Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share adjusts basic net income per share for all the potentially dilutive shares outstanding during the period. Potentially dilutive shares include unexercised stock options, unvested stock-based awards and shares related to warrants and convertible notes outstanding. The dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. The dilutive potential common shares for the Company’s convertible notes were determined using the if-converted method.

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

The related compensation expense is recognized over the service period on a straight-line basis and reduced by forfeitures when they occur. Stock-based compensation expense is presented within selling, general and administrative expenses on the Company’s consolidated statements of operations. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options and RSAs with market conditions is determined based on a Monte Carlo simulation model in order to simulate a range of possible future stock prices for the Company’s common stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

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

Assets and Liabilities Measured at Fair Value

The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes each of its fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the valuation methodology are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the underlying assets or liabilities.

Level 3 - Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure, generally using pricing models or other valuation techniques that reflect management’s judgment and estimates.

Note 3 – Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Net income (loss) per share:
Basic	$0.92	$0.75	$(0.13)
Diluted	$0.88	$0.73	$(0.13)
Weighted average common shares:
Basic	37,633,672	37,094,220	36,744,304
Diluted	45,639,220	38,742,328	36,744,304

Reconciliation of net income (loss) per common share:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Numerator:
Net income (loss)	$34,590	$27,750	$(4,923)
Add effect of dilutive securities:
Interest on convertible notes, net of tax	5,399	580	—
Adjusted net income (loss)	$39,989	$28,330	$(4,923)
Denominator:
Weighted average basic common shares outstanding	37,633,672	37,094,220	36,744,304
Dilutive effect of unvested common shares	574,707	638,293	—
Dilutive effect of stock options and warrants	38,024	66,719	—
Dilutive effect of convertible notes	7,392,817	943,096	—
Weighted average diluted common shares outstanding	45,639,220	38,742,328	36,744,304

Potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive are as follows:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Restricted share awards	532,608	906	306,084
Stock options and warrants	300,000	—	139,198
Convertible notes	—	392,732	4,410,639

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

Balance December 24, 2021	$6,877
Acquisition value	8,700
Cash payments	(6,788)
Changes in fair value	8,505
Balance December 30, 2022	17,294
Acquisition value	5,765
Cash payments	(16,375)
Changes in fair value	3,081
Balance December 29, 2023	$9,765

The long-term portion of contingent earn-out liabilities was $50 and $10,483 as of December 29, 2023 and December 30, 2022, respectively, and are reflected as other liabilities on the Company’s consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset-based loan facility and term loan approximated their book values as of December 29, 2023 and December 30, 2022 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and GreenLeaf Note (more fully described in Note 9). The fair value of the Company’s 2028 Convertible Senior Notes was based on Level 1 inputs. In estimating the fair value of its 2024 Convertible Senior Notes and Convertible Unsecured Note, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion options. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate. The fair value of the GreenLeaf Note was determined based upon observable market prices of similar debt instruments. The Convertible Unsecured Note matured in 2023 and was repaid in full.

		December 29, 2023		December 30, 2022
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$277,354	$287,500	$292,531
2024 Convertible Senior Notes	Level 3	$39,684	$38,609	$41,684	$43,723
GreenLeaf Note	Level 2	$10,000	$9,991	$—	$—
Convertible Unsecured Note	Level 3	$—	$—	$4,000	$4,345

Note 5 – Acquisitions

GreenLeaf

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $88,174 consisting of $72,157 paid in cash at closing, $3,521 paid upon settlement of a net working capital true-up, the issuance of a $10,000 unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility. All of the goodwill recorded for the GreenLeaf acquisition is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by GreenLeaf and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $29,900, $1,500 and $400, respectively, as of the acquisition date. The customer relationships, trademarks and non-compete agreements are being amortized over a weighted average of 7.2 years, 5 years and 2 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and income before income taxes of $82,917 and $7,039, respectively, for GreenLeaf in its consolidated statement of operations.

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $41,361, consisting of $38,000 paid in cash at closing, $639 received upon settlement of a net working capital true-up and an earn-out liability valued at approximately $4,000 as of the acquisition date. If earned, the earn-out liability could total up to $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. All of the goodwill recorded for the Hardie’s acquisition is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $14,000 and $3,600, respectively, as of the acquisition date. During fiscal 2023 the Company incurred a customer relationship impairment charge more fully described in Note 8 “Goodwill and Other Intangible Assets.” The remaining customer relationships and trademarks are being amortized over 10 and 5 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and loss before income taxes of $194,776 and $1,116, respectively, for Hardie’s in its consolidated statement of operations.

Other Fiscal 2023 Acquisitions

During the fiscal year ended December 29, 2023, the Company completed three other acquisitions for an aggregate initial purchase price of approximately $17,744, consisting of $12,971 paid in cash at closing, $893 paid upon settlement of a net working capital adjustment, earn-out liabilities valued at approximately of $1,665 as of the dates of acquisition, and $2,215 of deferred payments. If earned, these earn-out liabilities could total up to $2,562 in the aggregate. The Company’s aggregate purchase price allocations are preliminary and are subject to revision pending the valuations of some elements of the goodwill and intangible assets acquired. These valuations are incomplete as of December 29, 2023 as the Company is currently in the process of completing its assessment of valuation inputs and assumptions as well as opening working capital. When applicable, these valuations require the use of Level 3 inputs. All of the goodwill recorded for these acquisitions of $8,218 is deductible for income tax purposes. The intangible assets acquired consisted of customer relationships valued at $4,276 as of the acquisition dates. The customer relationships are being amortized over 10 years. For the fiscal year ended December 29, 2023, the Company reflected net sales of approximately $63,369 in its consolidated statement of operations. The Company has determined that separate disclosure of income before income taxes is impracticable due to the integration of these businesses into the Company's existing operations.

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The final purchase price was approximately $116,515, consisting of $108,749 paid in cash at closing, $166 paid upon settlement of a net working capital true-up, and an earn-out liability valued at $7,600 as of the date of acquisition. The earn-out liability was earned and paid in full during the fourth quarter of fiscal 2023 for a total of $10,000. The measurement period adjustments recorded during fiscal 2023 resulted in a increase in goodwill of $734, a decrease in inventories of $735, decrease in accrued liabilities of $314, a decrease in other assets of $82, and a decrease in deferred tax liabilities of $35. The valuation of tangible and intangible assets acquired has been completed as of December 29, 2023. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $25,800, $11,400 and $320, respectively, as of the acquisition date. The customer relationships, trademarks and non-compete agreements are being amortized over 10, 15 and 3 years, respectively. None of the goodwill recorded for the CME acquisition is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor and any intangible assets that do not qualify for separate recognition.
The table below sets forth the total assets acquired and liabilities assumed:

	Chef Middle East	Hardie’s	GreenLeaf	Other Fiscal 2023 Acquisitions
Current assets	$84,076	$26,366	$16,069	$8,632
Customer relationships	25,800	14,000	29,900	4,276
Trademarks	11,400	3,600	1,500	—
Non-compete agreements	320	—	400	—
Goodwill	24,548	11,516	47,205	8,218
Fixed assets	16,953	4,986	2,231	326
Right-of-use assets	5,321	13,303	2,026	3,258
Other assets	859	146	109	34
Deferred tax liabilities	(3,600)	—	—	(236)
Lease liabilities	(5,321)	(13,303)	(2,026)	(3,258)
Current liabilities	(43,841)	(19,253)	(9,240)	(3,506)
Total	$116,515	$41,361	$88,174	$17,744

The Company recognized professional fees related to acquisition activities of $3,481, $4,357 and $450 for fiscal 2023, 2022 and 2021, respectively, presented within other operating expenses, net on the consolidated statements of operations.

Unaudited Pro forma Financial Information

The table below presents select unaudited pro forma consolidated income statement information of the Company as if the GreenLeaf and Hardie’s acquisitions had occurred on December 25, 2021, and the CME acquisition had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair value. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022. CME did not have a pro forma impact during the fiscal year ended December 29, 2023 as it was included in the consolidated results of operations for the entire period.

	Fiscal Years Ended
	December 29, 2023	December 30, 2022
Net sales	$3,527,947	$3,150,426
Income before income taxes	$58,041	$53,458

Note 6 – Inventories

Inventories consist primarily of finished product. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $11,205 and $9,198 at December 29, 2023 and December 30, 2022, respectively.

Note 7 – Property and Equipment

Property and equipment as of December 29, 2023 and December 30, 2022 consisted of the following:

	Useful Lives	December 29, 2023	December 30, 2022
Land	Indefinite	$5,542	$5,542
Buildings	20 years	41,979	39,893
Machinery and equipment	5 - 10 years	38,430	32,107
Computers, data processing and other equipment	3 - 7 years	20,271	18,475
Software	3 - 7 years	47,008	42,609
Leasehold improvements	1- 40 years	135,767	94,245
Furniture and fixtures	7 years	2,636	3,825
Vehicles	5 - 10 years	45,407	31,462
Construction-in-process		34,761	36,583
		371,801	304,741
Less: accumulated depreciation and amortization		(137,008)	(119,013)
Property and equipment, net		$234,793	$185,728

Construction-in-process at December 29, 2023 related primarily to the build-out of the Company’s Richmond, CA and CME distribution facilities. Construction-in-process at December 30, 2022 related primarily related primarily to the build-outs of the Company’s Miami, Dallas, and Richmond, CA distribution facilities and the implementation of the Company’s Enterprise Resource Planning System.

The net book value of equipment financed under finance leases at December 29, 2023 and December 30, 2022 was $20,161 and $11,579, respectively. No interest expense was capitalized during the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021.

The components of depreciation and amortization expense were as follows:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Depreciation expense	$26,910	$18,572	$15,918
Software amortization	$5,977	$5,760	$6,080

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 24, 2021	$221,775
Goodwill adjustments (1)	(792)
Acquisitions	66,249
Foreign currency translation	(112)
Carrying amount as of December 30, 2022	287,120
Goodwill adjustments (1)	1,859
Acquisitions	66,940
Foreign currency translation	102
Carrying amount as of December 29, 2023	$356,021
(1) Goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in that fiscal year and prior years.

Other intangible assets as of December 29, 2023 and December 30, 2022 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 29, 2023
Customer relationships	100 months	$251,967	$(103,042)	$148,925
Trademarks	147 months	56,257	(20,857)	35,400
Non-compete agreements	18 months	9,299	(8,761)	538
Total		$317,523	$(132,660)	$184,863
December 30, 2022
Customer relationships	117 months	$205,608	$(85,447)	$120,161
Trademarks	165 months	51,137	(16,201)	34,936
Non-compete agreements	25 months	8,899	(8,293)	606
Total		$265,644	$(109,941)	$155,703

During fiscal 2023, the Company recognized a customer relationships intangible asset impairment charge of $1,838, $1,333 net of tax, related to the loss of a significant Hardie’s customer post acquisition. The Company’s valuation of the Hardie’s customer list intangible asset as of the acquisition date, a Level 3 measurement, was based on an income approach using the excess earnings method which requires significant assumptions including future sales forecasts and a discount rate. The impairment charge was measured by reducing its assumption of future sales for the significant customer lost post-acquisition to zero. During fiscal 2021, the Company recorded a $597 impairment charge, $433 net of tax, to fully write-down the net book value of its Cambridge trademark. These impairment charges are presented within other operating expenses on the consolidated statements of operations.

Amortization expense for other intangibles was $22,719, $13,913 and $12,967 for the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021, respectively.

As of December 29, 2023, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2024	$23,972
2025	23,431
2026	23,235
2027	22,666
2028	19,898
Thereafter	71,661
Total	$184,863

Note 9 – Debt Obligations

Debt obligations as of December 29, 2023 and December 30, 2022 consisted of the following:

	Weighted Average Effective Interest Rate at December 29, 2023	Maturity	December 29, 2023	December 30, 2022
Senior secured term loan	10.96%	August 2029	$276,250	$299,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	41,684
Asset-based loan facility	7.51%	March 2027	100,000	40,000
Finance leases and other financing obligations	6.51%	Various	31,892	13,548
Convertible unsecured note	—%	June 2023	—	4,000
Unamortized deferred costs and premium			(17,339)	(20,050)
Total debt obligations			717,987	665,932
Less: current installments			(53,185)	(12,428)
Total long-term debt			$664,802	$653,504

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 29, 2023 are as follows:

2024	$47,684
2025	8,000
2026	3,000
2027	103,000
2028	290,500
Thereafter	261,250
Total	$713,434

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders for which Jefferies Finance LLC acts as administrative agent and collateral agent. The Term Loan Credit Agreement provides for a senior secured term loan B facility (the “Term Loan Facility”). On August 23, 2022, the Company entered into an eighth amendment (“Eighth Amendment”) in an aggregate principal amount of $300,000 maturing on August 23, 2029 (“2029 Term Loans”), comprising of a refinancing of the then existing term loans balance under the Term Loan Credit Agreement of $167,391 and an incremental borrowing of $132,609. The incremental funds are to be used for capital expenditures, permitted acquisitions, working capital, and general corporate purposes of the Company. Substantially all of the Company’s assets are pledged as collateral. On August 31, 2023, the Company made a voluntary prepayment of $20,000 towards the 2029 Term Loans. In connection with the prepayment, the Company wrote-off unamortized deferred financing fees of $770, which were included in interest expense within the Company’s consolidated statements of operations. On November 6, 2023, the Company entered into a tenth amendment (“Tenth Amendment”) to the Term Loan Credit Agreement which added a provision to allow share repurchases of the Company’s common stock subject to certain restrictive covenants.

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

The interest charged on the 2029 Term Loans is equal to a spread plus, at the Company’s option, either the Alternate Base Rate or the secured overnight financing rate (“SOFR”) for one-, two-, three- or six -month interest periods chosen by the Company. The Company is required to make scheduled principal payments of 0.25% of the original principal amount per quarter.

The Eighth Amendment involved multiple members of a loan syndicate. The Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the Eighth Amendment resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows of 10% or more. As a result of the analysis, the Company incurred a loss on debt extinguishment of $142 which represents the portion of unamortized deferred financing fees attributable to lenders that exited the loan syndicate. The transaction was accounted for as a modification for existing lenders that participated in the 2029 Term Loans. The Company deferred lender and third-party fees of $10,852 as debt issuance costs to be amortized over the term of the loan. Arrangement and third-party transaction costs of $4,498 were expensed as incurred. A similar analysis was performed on the Tenth Amendment and as a result, the Company accounted for it as a modification and deferred lender fees of $1,385 as debt issuance costs to be amortized over the term of the loan and expensed third-party transaction costs of approximately $319.

The Term Loan Facility contains affirmative covenants, negative covenants and events of default customary for a term loan B facility of this type. Additionally, the Term Loan Facility includes covenants that restrict the Company’s ability to pay dividends subject to compliance with certain baskets and leverage ratio tests.

Asset-Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders for which BMO Harris Bank, N.A. acts as administrative agent. The ABL Credit Agreement provides for an asset-based loan facility (the “ABL”) in the aggregate amount of up to $150,000. On March 11, 2022, the Company entered into a third amendment to the ABL Credit Agreement which increased the aggregate commitments to $200,000 maturing on March 11, 2027. On July 7, 2023, the Company entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300,000 maturing on March 11, 2027. The sixth amendment to the ABL was accounted for as a debt modification. The Company incurred transaction costs of $354 which were capitalized as deferred financing fees to be amortized over the term of the ABL, presented in other non-current assets in the Company’s consolidated balance sheet.

Borrowings under the ABL have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. Availability under the ABL will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The Company under the ABL is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL in an aggregate principal amount of up to $25,000. The ABL includes a springing maturity date that occurs 90 days prior to the earliest maturity under the Company’s senior secured term loan facility and the date that is 181 days prior to the scheduled maturity date of any individual tranche of unsecured indebtedness of which a principal amount in excess of $40,000 remains outstanding on such date and March 11, 2027.

The interest rate charged on borrowings under the ABL is equal to a spread plus, at the Company’s option, either the Base Rate or a forward-looking term rate based on SOFR for one-, three-, or six-month interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments.

The ABL Credit Agreement contains customary affirmative covenants, negative covenants and events of default as more particularly described in the ABL Credit Agreement. If the amount of availability under the ABL falls below $21,000 or 10% of the Line Cap, as defined as the lessor of the aggregate commitment and the borrowing base, the Company is required to comply with a minimum consolidated fixed charge coverage ratio of 1:1.

As of December 29, 2023, the Company had reserved $27,970 of the ABL for the issuance of letters of credit and funds totaling $172,030 were available for borrowing under the ABL.

2028 Convertible Senior Notes

On December 13, 2022, the Company issued $287,500 aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). The 2028 Senior Notes were issued pursuant to an indenture, dated as of December 13, 2022 (the “2028 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the 2028 Convertible Notes, the Company entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of its 1.875% Convertible Senior Notes ( the “2024 Convertible Notes) to exchange or repurchase approximately $158,316 principal amount of 2024 Convertible Notes for an aggregate consideration consisting of approximately $159,709 in cash, which includes accrued interest on the 2024 Convertible Notes, and approximately 324,066 shares of the Company’s common stock. Net proceeds were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.
The Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the Exchange Transactions resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows or a change in the fair value of the conversion option of more than 10%. As a result of the analysis, the Exchange Transaction was recorded as an extinguishment and the Company incurred a loss on debt extinguishment of $14,145 which is reflected in interest expense on the Company’s consolidated statements of operations in the fiscal year ended December 30, 2022. The Company incurred third party transaction costs of approximately $6,971 which were capitalized as deferred financing fees to be amortized over the term of the 2028 Senior Notes.

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

GreenLeaf Unsecured Note

In connection with the GreenLeaf acquisition, the Company issued a $10,000 unsecured note bearing interest of 4.5%. The principal on the unsecured note is due in two equal installments on April 30, 2024 and 2025 and is presented under the caption “Finance leases and other financing obligations” in the table above.

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4,000 convertible unsecured note (the “Unsecured Note”), maturing on June 29, 2023, to Bassian Farms, Inc. (the “Holder”) as partial consideration in the Bassian acquisition. The interest rate charged on the Unsecured Note was 4.5% per annum and increased to 5.0% after the two-year anniversary of the closing date. The Unsecured Note matured on June 29, 2023 and was repaid in full, including all accrued interest, for $4,049 in cash.

The net carry value of the Company’s convertible notes as of December 29, 2023 and December 30, 2022 was:

	December 29, 2023			December 30, 2022
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Senior Notes	$287,500	$(5,730)	$281,770	$287,500	$(6,876)	$280,624
2024 Convertible Senior Notes	39,684	(185)	39,499	41,684	(373)	41,311
Convertible Unsecured Note	—	—	—	4,000	—	4,000
Total	$327,184	$(5,915)	$321,269	$333,184	$(7,249)	$325,935

The components of interest expense on the Company’s convertible notes were as follows:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Coupon interest	$7,578	$4,272	$3,763
Amortization of deferred costs and premium	1,334	932	913
Loss on extinguishment of debt	—	14,145	—
Total interest	$8,912	$19,349	$4,676

Note 10 – Stockholders’ Equity

Warrants

In connection with an acquisition during fiscal 2021, the Company issued warrants with a fair value of $1,120 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.96 per share. These warrants expire on April 22, 2024.

In connection with an acquisition during fiscal 2022, the Company issued warrants with a fair value of $1,701 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.55 per share. These warrants expire on December 26, 2025.

2023 Employee Stock Purchase Plan

On May 12, 2023, the Company’s stockholders adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which permits participants to purchase a total of 793,402 shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation. The purchase price of the shares will be 85% of the fair market value of the common stock on the date of purchase. The plan does not include any look-back or reset provisions. The first offering period is October 16, 2023 to December 31, 2023. Subsequent offering periods will run bi-annually from January 1st to June 30th and July 1st to December 31st. At December 29, 2023, there were 793,402 shares of common stock available for issuance under the ESPP. The ESPP did not have a material impact on the Company’s consolidated financial statements in fiscal year 2023.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, restricted share units, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 4,230,000 shares available for grant. As of December 29, 2023, there were 1,087,277 shares available for grant.

Stock compensation expense was $20,042, $13,602 and $11,479 for the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021, respectively. The related tax expense (benefit) for stock-based compensation was $580, $(22) and $(49) for the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021, respectively.

The following table reflects the activity of RSAs during the fiscal year ended December 29, 2023:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2022	464,972	$31.74	335,425	$32.25	333,114	$30.30
Granted	234,070	32.66	742,744	33.17	87,942	28.84
Vested	(225,693)	31.77	—	—	—	—
Forfeited	(11,597)	34.29	—	—	—	—
Unvested at December 29, 2023	461,752	$32.13	1,078,169	$32.88	421,056	$30.00

The fair value of RSAs vested during the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021, was $7,170, $8,719 and $7,848, respectively.

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

At December 29, 2023, the total unrecognized compensation cost for the Company’s unvested RSAs was $18,895 to be recognized over a weighted-average period of approximately 1.6 years. Of this total, $9,016 related to RSAs with time-based vesting provisions to be recognized over a weighted average period of 1.5 years and $9,879 related to RSAs with performance- or market-based vesting provisions to be recognized over a weighted average period of 1.6 years.

The following table summarizes stock option activity during the fiscal year ended December 29, 2023:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 30, 2022	112,232	$20.23	$1,465	3.2
Exercised	(2,705)	20.23
Outstanding December 29, 2023	109,527	$20.23	$1,008	2.2
Exercisable at December 29, 2023	109,527	20.23	$1,008	2.2

The total intrinsic value of options exercised during fiscal 2023 and 2022 was $22 and $63, respectively. There were no options exercised in fiscal 2021. The Company issues new shares upon the exercise of stock options. No stock option expense was recognized during the fiscal years ended December 29, 2023 and December 30, 2022. No compensation expense related to the Company’s RSAs or stock options has been capitalized.

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to four years. Stock-based compensation expense for these awards was $2,175 and $362 during the fiscal years ended December 29, 2023 and December 30, 2022, respectively. As of December 29, 2023 and December 30, 2022, the fair value of these awards was $2,537 and $362, respectively, and they are presented within accrued liabilities on the Company’s consolidated balance sheets.

Note 11 – Leases

 The components of net lease cost were as follows:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Operating lease cost	$40,523	$31,346	$26,531
Finance lease cost:
Amortization of right-of-use asset	4,173	3,715	4,667
Interest expense on lease liabilities	726	442	555
Total finance lease cost	$4,899	$4,157	$5,222
Short-term lease cost	12,535	5,481	3,491
Variable lease cost	13,718	7,715	3,331
Sublease income	(1,970)	(1,344)	(430)
Total lease cost, net	$69,705	$47,355	$38,145

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 29, 2023 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2024	$674	$30,715	$6,866	$38,255	$6,295
2025	699	27,239	4,614	32,552	5,659
2026	725	25,135	2,666	28,526	4,211
2027	752	23,236	1,928	25,916	3,031
2028	580	21,504	1,407	23,491	2,671
Thereafter	—	155,990	442	156,432	2,583
Total	$3,430	$283,819	$17,923	$305,172	$24,450
Less imputed interest				(96,892)	(2,558)
Present value of lease obligations				$208,280	$21,892

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 29, 2023	December 30, 2022
Short-term finance lease liabilities	Current portion of long-term debt	$5,389	$3,211
Long-term finance lease liabilities	Long-term debt, net of current portion	$16,503	$8,120

At December 29, 2023, the weighted-average lease term for operating and finance leases was 10.4 years and 4.7 years, respectively. At December 29, 2023, the weighted-average discount rate for operating and finance leases was 7.4% and 7.1%, respectively.

Note 12 – Income Taxes

The components of the Company’s income (loss) before income taxes consist of the following:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Domestic	$40,171	$40,428	$(4,356)
Foreign	15,298	1,461	(2,420)
Total	$55,469	$41,889	$(6,776)

The provision for income taxes consists of the following:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Current income tax expense (benefit):
Federal	$9,913	$1,665	$(285)
Foreign	838	208	—
State	2,014	2,665	277
Total current income tax expense (benefit)	12,765	4,538	(8)
Deferred income tax expense (benefit):
Federal	4,320	9,571	(2,002)
Foreign	(48)	(4)	(22)
State	3,842	34	179
Total deferred income tax expense (benefit)	8,114	9,601	(1,845)
Total income tax expense (benefit)	$20,879	$14,139	$(1,853)
The Company’s fiscal 2020 income tax provision reflects the impact of an expected income tax refund receivable of $22,966 and $21,250 which is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 29, 2023 and December 30, 2022, respectively, as a result of the five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

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

Income tax expense (benefit) differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Years Ended
	December 29, 2023	December 30, 2022	December 24, 2021
Statutory U.S. Federal tax	$11,648	$8,797	$(1,423)
Differences due to:
State and local taxes, net of federal benefit	3,497	3,251	(396)
Change in valuation allowance	478	(405)	(215)
Foreign rate differential	(2,254)	(560)	—
Loss on debt extinguishment	—	2,982	—
Acquisition costs	509	472	—
Compensation limitation	4,504	—	—
US tax on international operations	929	190	—
Stock compensation	913	(170)	(361)
Other	655	(418)	542
Income tax expense (benefit)	$20,879	$14,139	$(1,853)

During the third quarter of fiscal 2023, immaterial errors were identified in the calculation of the provision for income tax expense (benefit) for fiscal 2022, 2021 and 2020. The Company recorded an out of period adjustment of $2,135 to the provision for income tax expense in fiscal 2023. The impact of these errors on prior periods would be to increase the provision for income tax expense by $1,308 for fiscal 2022 and to reduce the provision for income tax benefit by $719 and $108 for fiscal 2021 and 2020, respectively.

Deferred tax assets and liabilities at December 29, 2023 and December 30, 2022 consist of the following:

	December 29, 2023	December 30, 2022
Deferred tax assets:
Receivables and inventory	$11,197	$10,574
Self-insurance reserves	3,730	2,846
Net operating loss carryforwards	3,420	5,374
Interest expense carryforward	12,855	7,671
Stock compensation	5,122	4,629
Intangible assets	525	2,796
Charitable contribution carryforward	2,271	2,569
Operating lease liabilities	55,319	44,495
Other	930	527
Total deferred tax assets	95,369	81,481

Deferred tax liabilities:
Property & equipment	(22,483)	(15,602)
Goodwill	(27,660)	(25,539)
Intangible assets	(3,292)	(3,439)
Prepaid expenses and other	(3,391)	(907)
Operating lease right-of-use assets	(50,842)	(40,451)
Total deferred tax liabilities	(107,668)	(85,938)
Valuation allowance	(2,119)	(1,641)
Total net deferred tax liability	$(14,418)	$(6,098)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files income tax returns in the U.S. Federal and various state and local jurisdictions as well as the Canadian Federal and provincial districts. For Federal income tax purposes, the 2020 through 2023 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations and the fact that we have not yet filed our tax return for 2023. For state tax purposes, the 2019 through 2023 tax years remain open for examination by the tax authorities under a four-year statute of limitations. The Company records interest and penalties, if any, in income tax expense.

The Company considered all available positive and negative evidence to determine if based on the weight of such evidence, a valuation allowance is needed. At December 29, 2023, the Company had a valuation allowance of $2,119, which consisted of foreign net operating loss carryforwards as it is not expected to be fully realizable in the future.

The Company’s Canada net operating loss carryforward of $2,733 expires at various dates between fiscal 2036 and 2042. The Company’s state net operating loss carryforwards of $687 expire at various dates, the earliest of which expire in fiscal 2026 while others are indefinite-lived. The Company’s charitable contributions carry forward of $2,271 expire between fiscal 2025 and 2027.

The Company is permanently reinvesting the earnings of its foreign operations. The accumulated undistributed earnings of its foreign subsidiaries are immaterial, as a majority of such earnings have been taxed in the U.S.

As of December 29, 2023 and December 30, 2022, the Company did not have any material uncertain tax positions.

Note 13 – Supplemental Disclosures of Cash Flow Information

	December 29, 2023	December 30, 2022	December 24, 2021
Cash paid for income taxes, net of cash received	$17,931	$4,275	$(230)
Cash paid for interest	$42,070	$27,225	$15,387
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,471	$28,144	$25,111
Operating cash flows from finance leases	$730	$442	$555
ROU assets obtained in exchange for lease liabilities:
Operating leases	$65,601	$49,643	$32,741
Finance leases	$13,431	$2,960	$536
Non-cash investing and financing activities:
Warrants issued for acquisition	$—	$1,701	$1,120
Conversion of debt into common stock	$—	$11,375	$—
Common stock issued for acquisitions	$2,496	$—	$—
Contingent earn-out liabilities for acquisitions	$5,765	$8,700	$5,500
Unsecured notes issued for acquisitions	$10,000	$—	$—

Note 14 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”) that provides for tax-deferred salary deductions for eligible employees. Employees choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, or the annual compensation limit set by the Internal Revenue Service, whichever is lower. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. As a result of the Pandemic, the Company’s matching contributions were temporarily suspended from March 31, 2020 through August 31, 2021. Under the 401(k) Plan there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $3,500, $1,714 and $683, respectively, for fiscal 2023, 2022 and 2021.

Note 15 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and one of its directors, and are deemed to be affiliates of these individuals. Expense related to this facility was $617 for fiscal 2023 and $493 for fiscal 2022 and 2021. This lease was amended during fiscal 2023 and expires on September 30, 2028.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $2,050 and $2,310 at December 29, 2023 and December 30, 2022, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $5,554 and $3,830 at December 29, 2023 and December 30, 2022, respectively. Self-insurance reserves for workers’ compensation totaled $13,285 and $10,544 at December 29, 2023 and December 30, 2022, respectively.

Workforce

As of December 29, 2023, approximately 4.2% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2024 and 2025. Approximately 0.8% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2024.

Note 17 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 29, 2023, December 30, 2022 and December 24, 2021:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
December 29, 2023	$20,733	$8,078	$(7,388)	$21,423
December 30, 2022	20,260	6,048	(5,575)	20,733
December 24, 2021	24,027	(422)	(3,345)	20,260

Allowance for deferred tax assets
December 29, 2023	$1,641	$478	$—	$2,119
December 30, 2022	2,046	(405)	—	1,641
December 24, 2021	2,261	(215)	—	2,046
(1) With respect to the allowance for doubtful accounts, the deductions amount is primarily composed of write-offs, less recoveries which are not material.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 29, 2023.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management omitted the internal controls of Hardie’s F&V, LLC (“Hardie’s”) and Oakville Produce Partners, LLC (“GreenLeaf”) from its assessment as permitted by the Securities and Exchange Commission due to the timing of the acquisitions. GreenLeaf constituted 6% of consolidated total assets as of December 29, 2023, and 2% of consolidated net sales for the fiscal year then ended. Hardie’s constituted 4% of consolidated total assets as of December 29, 2023, and 6% of consolidated net sales for the fiscal year then ended. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 29, 2023.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, P.C., an independent registered public accounting firm, as indicated in the report appearing on page 43 of this Form 10-K. BDO USA, P.C. has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently integrating Hardie’s and GreenLeaf into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Hardie’s and GreenLeaf into the Company's overall internal control over financial reporting process.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited The Chefs’ Warehouse, Inc.’s (the “Company’s”) internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2023 and December 30 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oakville Produce Partners, LLC (“GreenLeaf”) and Hardie’s F&V, LLC (“Hardie’s”), which were acquired on May 1, 2023 and March 20, 2023, respectively, and which are included in the consolidated balance sheet of the Company as of December 29, 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flow for the fiscal year then ended. GreenLeaf constituted 6% of consolidated total assets as of December 29, 2023, and 2% of consolidated net sales for the fiscal year then ended. Hardie’s constituted 4% of consolidated total assets as of December 29, 2023, and 6% of consolidated net sales for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting of GreenLeaf and Hardie’s because of the timing of the acquisitions which were completed on May 1, 2023 and March 20, 2023, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GreenLeaf and Hardie’s.

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

/s/ BDO USA, P.C.

Stamford, Connecticut
February 27, 2024

Item 9B.    OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 29, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Amended and Restated Severance Agreements

On February 27, 2024, the Company entered into an Amended and Restated Severance Agreement with each of its executive officers other than Mr. McCauley to provide for an indefinite term and lump sum severance payment (instead of a renewable annual term and payment of severance over a specified severance period), subject to the terms and conditions of the Amended and Restated Severance Agreements. The severance formulas under the agreements were unchanged by the amendment and restatement of the agreements and are the same as those described in the Company’s Definitive Proxy Statement filed with the
SEC on March 29, 2023.

The above description of the Amended and Restated Severance Agreements is a summary, and the full text of the agreements is filed wih the Annual Report on Form 10-K and is incorporated by reference herein.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 10, 2024, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 10, 2024, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 10, 2024, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 29, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	109,527	$20.23	977,750
Plans not approved by stockholders	—	—	—
Total	109,527	$20.23	977,750

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 10, 2024, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, P.C.” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be held on May 10, 2024, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

Exhibit No.	Description

4.0	Description of Securities (incorporated by reference to Exhibit 4.0 to the Company's From 10-K filed on February 24, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

4.2
Indenture, dated as of November 22, 2019, between The Chefs’ Warehouse, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 22, 2019).

4.3	Form of 1.875% Convertible Senior Note due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form8-K filed on November 22, 2019)

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

4.6	Form of 2.375% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 13, 2022).

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

Exhibit No.	Description
10.8*	The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on July 1, 2011).

10.9*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. 2011 Omnibus Equity Incentive Plan (Officers and Employees) (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K filed on March 10, 2017).

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

10.12	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.13	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.14	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.15	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.16	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.17	Amendment No. 6, dated June 8, 2020, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2020).

10.18	Amendment No. 7, dated February 24, 2021, to the Term Loan Facility (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 28, 2023).

10.19	Amendment No. 8, dated as of August 23, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on October 26, 2022).

10.20	Amendment No. 9, dated as of December 7, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K filed on February 28, 2023).

10.21†	Amendment No. 10, dated as of November 6, 2023, to the Term Loan Facility.

10.22
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

Exhibit No.	Description
10.23	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.24	Amendment No. 2, dated as of February 24, 2021, to the ABL Facility (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 28, 2023).

10.25	Amendment No. 3, dated as of March 11, 2022, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 27, 2022).

10.26	Amendment No. 4, dated as of August 23, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 26, 2022).

10.27	Amendment No. 5, dated as of December 7, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed on February 28, 2023).

10.28	Amendment No. 6, dated as of July 7, 2023, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 2, 2023).

10.29*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.30*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

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

10.33*	The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on May 26, 2022).

10.34*
Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.35*
Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2019).

10.36*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

10.37*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

Exhibit No.	Description
10.38*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.39*	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.40*	2021 Form of Restricted Share Unit Award Agreement - Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 28, 2021).

10.41*	2021 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.42
The Chefs’ Warehouse, Inc. Seventh Amended and Restated Compensation and Human Capital Committee Charter as adopted by the Board of Directors, November 1, 2022 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on February 28, 2023).

10.43*	The Chefs’ Warehouse, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 11, 2023).

10.44*†	Form of Amended and Restated Executive Severance Agreement.

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

21†	Subsidiaries of the Company.

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

THE CHEFS’ WAREHOUSE, INC.

February 27, 2024	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 27, 2024
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 27, 2024
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 27, 2024
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 27, 2024
John Pappas

/s/ Alan Guarino	Director	February 27, 2024
Alan Guarino

/s/ Dominick C. Cerbone	Director	February 27, 2024
Dominick C. Cerbone

/s/ Joseph Cugine	Director	February 27, 2024
Joseph Cugine

/s/ Stephen Hanson	Director	February 27, 2024
Stephen Hanson

/s/ Katherine Oliver	Director	February 27, 2024
Katherine Oliver

/s/ Steven F. Goldstone	Director	February 27, 2024
Steven F. Goldstone

/s/ Ivy Brown	Director	February 27, 2024
Ivy Brown

/s/ Aylwin Lewis	Director	February 27, 2024
Aylwin Lewis

/s/ Debra Walton-Ruskin	Director	February 27, 2024
Debra Walton-Ruskin