Form 10-Q
period 2024-03-29
Chefs' Warehouse, Inc.
filed 2024-05-01
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 29, 2024: 39,771,675

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition; the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor; crude oil prices and their impact on distribution, packaging and energy costs; our continued ability to promote our brand successfully, to anticipate and respond to new customer demands, and to develop new products and markets to compete effectively; our ability and the ability of our supply chain partners to continue to operate distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; risks associated with the expansion of our business; our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions; other factors that affect the food industry generally, including: recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that customers could lose confidence in the safety and quality of certain food products; new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute; changes in disposable income levels and consumer purchasing habits; competitors’ pricing practices and promotional spending levels; fluctuations in the level of our customers’ inventories and credit and other related business risks; and the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain products or injure our reputation; our ability to recruit and retain senior management and a highly skilled and diverse workforce; unanticipated expenses, including, without limitation, litigation or legal settlement expenses; the cost and adequacy of our insurance policies; the impact and effects of public health crises, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition, and results of operations; significant governmental regulation and any potential failure to comply with such regulations; federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation; risks relating to our substantial indebtedness; our ability to raise additional capital and/or obtain debt or other financing, on commercially reasonable terms or at all; our ability to meet future cash requirements, including the ability to access financial markets effectively and maintain sufficient liquidity; the effects of currency movements in the jurisdictions in which we operate as compared to the U.S. dollar; the effects of international trade disputes, tariffs, quotas and other import or export restrictions on our international procurement, sales and operations; other factors discussed elsewhere in this report, including Part I, Item 1A of this Form 10-K and in our other public filings with the SEC.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing report until the effective date of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	March 29, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$42,266	$49,878
Accounts receivable, net of allowances ($23,153 in 2024, $21,423 in 2023)	313,098	334,015
Inventories	271,791	284,528
Prepaid expenses and other current assets	65,533	62,522
Total current assets	692,688	730,943
Property and equipment, net	250,689	234,793
Operating lease right-of-use assets	185,425	192,307
Goodwill	356,579	356,021
Intangible assets, net	178,647	184,863
Other assets	6,346	6,379
Total assets	$1,670,374	$1,705,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,003	$200,547
Accrued liabilities	63,372	70,728
Short-term operating lease liabilities	23,280	24,246
Accrued compensation	34,702	37,071
Current portion of long-term debt	55,510	53,185
Total current liabilities	359,867	385,777
Long-term debt, net of current portion	667,290	664,802
Operating lease liabilities	178,625	184,034
Deferred taxes, net	14,746	14,418
Other liabilities	2,053	1,603
Total liabilities	1,222,581	1,250,634
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 29, 2024 and December 29, 2023, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,773,355 and 39,665,796 shares issued and outstanding at March 29, 2024 and December 29, 2023, respectively	398	396
Additional paid-in capital	352,672	356,157
Accumulated other comprehensive loss	(2,155)	(1,832)
Retained earnings	101,882	99,951
Treasury stock	(5,004)	—
Total stockholders’ equity	447,793	454,672
Total liabilities and stockholders’ equity	$1,670,374	$1,705,306

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Net sales	$874,488	$719,645
Cost of sales	665,052	549,937
Gross profit	209,436	169,708
Selling, general and administrative expenses	190,321	156,137
Other operating expenses, net	3,112	1,672
Operating income	16,003	11,899
Interest expense	13,244	10,006
Income before income taxes	2,759	1,893
Provision for income tax expense	828	492
Net income	$1,931	$1,401
Other comprehensive (loss) income:
Foreign currency translation adjustments	(323)	81
Comprehensive income	$1,608	$1,482
Net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted average common shares outstanding:
Basic	37,820,725	37,507,093
Diluted	38,626,885	38,161,269

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	—	$—	$454,672
Net income	—	—	—	—	1,931	—	—	1,931
Stock compensation	—	—	3,590	—	—	—	—	3,590
Common stock repurchased	—	—	—	—	—	(134,553)	(5,004)	(5,004)
Warrants exercised	32,454	1	(1)	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(323)	—	—	—	(323)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	75,105	1	(7,074)	—	—	—	—	(7,073)
Balance March 29, 2024	39,773,355	$398	$352,672	$(2,155)	$101,882	(134,553)	$(5,004)	$447,793

Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	—	$—	$401,509
Net income	—	—	—	—	1,401	—	—	1,401
Stock compensation	—	—	4,780	—	—	—	—	4,780
Cumulative translation adjustment	—	—	—	81	—	—	—	81
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	944,741	9	(1,828)	—	—	—	—	(1,819)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	—	$—	$405,952

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$1,931	$1,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,234	7,011
Amortization of intangible assets	6,171	4,697
Provision for allowance for doubtful accounts	4,361	1,849
Provision for deferred income taxes	334	123
Loss on debt extinguishment	289	—
Stock compensation	4,199	5,334
Change in fair value of contingent earn-out liabilities	(613)	372
Non-cash interest and other operating activities	1,578	1,609
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,411	9,860
Inventories	13,148	(20,075)
Prepaid expenses and other current assets	(454)	1,612
Accounts payable, accrued liabilities and accrued compensation	(22,914)	(15,044)
Other assets and liabilities	(2,775)	(1,010)
Net cash provided by (used in) operating activities	30,900	(2,261)

Cash flows from investing activities:
Capital expenditures	(17,066)	(8,696)
Cash paid for acquisitions, net of cash acquired	(315)	(50,937)
Net cash used in investing activities	(17,381)	(59,633)

Cash flows from financing activities:
Payment of debt and other financing obligations	(6,750)	(3,228)
Payment of finance leases	(1,125)	(150)
Common stock repurchases	(5,004)	—
Surrender of shares to pay withholding taxes	(7,073)	(1,763)
Cash paid for contingent earn-out liability	(1,300)	—
Net cash used in financing activities	(21,252)	(5,141)

Effect of foreign currency on cash and cash equivalents	121	(23)
Net change in cash and cash equivalents	(7,612)	(67,058)
Cash and cash equivalents-beginning of period	49,878	158,800
Cash and cash equivalents-end of period	$42,266	$91,742

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries, is a premier distributor of specialty food and center-of-the-plate products in the United States, the Middle East and Canada. The Company is focused on serving the specific needs of chefs who own and/or operate some of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2023 filed as part of the Company’s Annual Report on Form 10-K (the “2023 Form 10-K”).

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2023 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 29, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 29, 2024		March 31, 2023
Center-of-the-Plate	$342,936	39.2%	$306,305	42.6%
Specialty:
Dry Goods	138,810	15.9%	122,934	17.1%
Produce	126,125	14.4%	52,999	7.4%
Pastry	101,868	11.6%	89,162	12.4%
Cheese and Charcuterie	59,299	6.8%	55,141	7.7%
Dairy and Eggs	58,126	6.6%	49,078	6.8%
Oils and Vinegars	29,806	3.4%	28,878	4.0%
Kitchen Supplies	17,518	2.1%	15,148	2.0%
Total Specialty	$531,552	60.8%	$413,340	57.4%
Total net sales	$874,488	100%	$719,645	100%

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

Food Processing Costs

Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $19,070 and $11,674 for the thirteen weeks ended March 29, 2024 and March 31, 2023, respectively.

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. Shares purchased under the program are recorded at cost and held as treasury stock.

Guidance Not Yet Adopted

Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance designed to improve the transparency and usefulness of income tax disclosures. The amendments include provisions to address the consistency of the income tax rate reconciliation and requirement to disaggregate income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

Improvements to Reportable Segment Disclosures: In November 2023, the FASB issued guidance which requires entities, including those with one reportable segment, to enhance reportable segment disclosures requirements particularly with respect to significant expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

Note 3 – Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share adjusts basic net income per share for all the potentially dilutive shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted average common shares:
Basic	37,820,725	37,507,093
Diluted	38,626,885	38,161,269

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Numerator:
Net income	$1,931	$1,401
Denominator:
Weighted average basic common shares outstanding	37,820,725	37,507,093
Dilutive effect of unvested common shares	756,440	577,557
Dilutive effect of stock options and warrants	49,720	76,619
Weighted average diluted common shares outstanding	38,626,885	38,161,269

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	146,810	—
Convertible notes	7,392,817	7,483,870

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. The fair value of contingent consideration was predominantly determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses, net on the condensed consolidated statements of operations.

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 29, 2023	$9,765
Cash payments	(2,000)
Changes in fair value	(613)
Balance March 29, 2024	$7,152

The long-term portion of contingent earn-out liabilities were $593 and $50 as of March 29, 2024 and December 29, 2023, respectively, and are reflected as other liabilities on the Company’s condensed consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to the immediate to short-term nature of these financial instruments. The fair values of the asset-based loan facility and term loan approximated their book values as of March 29, 2024 and December 29, 2023, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and its unsecured note issued in connection with the acquisition of Oakville Produce Partners, LLC (“GreenLeaf”) in fiscal 2023 (“GreenLeaf Note”). The fair value of the Company’s 2028 Convertible Senior Notes was based on Level 1 inputs. In estimating the fair value of its 2024 Convertible Senior Notes, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk-free interest rate in calculating the fair value estimate. The fair value of the GreenLeaf Note was determined based upon observable market prices of similar debt instruments.

		March 29, 2024		December 29, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$313,914	$287,500	$277,354
2024 Convertible Senior Notes	Level 3	$39,684	$41,578	$39,684	$38,609
GreenLeaf Note	Level 2	$10,000	$10,177	$10,000	$9,991

Note 5 – Acquisitions

The Company paid approximately $315 during the thirteen weeks ended March 29, 2024 upon settlement of net working capital true-ups on prior year acquisitions, resulting in measurement period adjustments which increased goodwill by $656 and reduced prepaid expenses and other current assets by $341.

The Company recognized professional fees related to acquisition activities of zero and $1,243 during the thirteen weeks ended March 29, 2024 and March 31, 2023, respectively, presented within other operating expenses, net on the condensed consolidated statements of operations.

Unaudited Pro forma Financial Information

The table below presents unaudited pro forma condensed consolidated income statement information of the Company as if the GreenLeaf and Hardie’s Fresh Foods acquisitions had occurred on December 30, 2022. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization and depreciation of the acquisitions at their respective fair value. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022.

Thirteen Weeks Ended
March 31, 2023
Net sales	$803,488
Income before income taxes	$2,131

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $11,256 and $11,205 at March 29, 2024 and December 29, 2023, respectively.

Note 7 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $146,138 and $137,008 at March 29, 2024 and December 29, 2023, respectively.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2023	$356,021
Goodwill adjustments (1)	656
Foreign currency translation	(98)
Carrying amount as of March 29, 2024	$356,579
(1) The goodwill adjustments represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets are net of accumulated amortization of $138,831 and $132,660 as of March 29, 2024 and December 29, 2023, respectively. Amortization expense for other intangibles was $6,171 and $4,697 for the thirteen weeks ended March 29, 2024 and March 31, 2023, respectively.

Note 9 – Debt Obligations

Debt obligations as of March 29, 2024 and December 29, 2023 consisted of the following:

	Weighted Average Effective Interest Rate at March 29, 2024	Maturity	March 29, 2024	December 29, 2023
Senior secured term loans	10.08%	August 2029	$269,500	$276,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	39,684
Asset-based loan facility	7.45%	March 2027	100,000	100,000
Finance leases and other financing obligations	6.25%	Various	42,121	31,892
Unamortized deferred costs and premium			(16,005)	(17,339)
Total debt obligations			722,800	717,987
Less: current installments			(55,510)	(53,185)
Total long-term debt			$667,290	$664,802

Senior Secured Term Loan Credit Facility

In March 2024, the Company entered into an eleventh amendment (“Eleventh Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan B facility. As a result of this amendment, the Company incurred a loss on debt extinguishment of $50, which represents the portion of unamortized deferred financing fees attributable to the lender that exited the loan syndicate. Arrangement fees of $775 and third-party transaction costs of $91 were expensed as incurred and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

Additionally, during the thirteen weeks ended March 29, 2024, the Company made voluntary principal prepayments totaling $6,000 towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $239, which are included in interest expense within the Company’s condensed consolidated statements of operations.

Convertible Notes

The net carrying value of the Company’s convertible senior notes as of March 29, 2024 and December 29, 2023 was:

	March 29, 2024			December 29, 2023
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Notes	$287,500	$(5,444)	$282,056	$287,500	$(5,730)	$281,770
2024 Notes	39,684	(139)	39,545	39,684	(185)	39,499
Total	$327,184	$(5,583)	$321,601	$327,184	$(5,915)	$321,269

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Coupon interest	$1,893	$1,899
Amortization of deferred costs and premium	333	335
Total interest	$2,226	$2,234

As of March 29, 2024, the Company had reserved $27,970 of its asset-based loan facility for the issuance of letters of credit and funds totaling $162,064 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirteen weeks ended March 29, 2024:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	461,752	$32.13	1,078,169	$32.88	421,056	$30.00
Granted	214,880	38.01	313,188	38.53	55,270	34.68
Vested	(174,852)	32.28	(168,654)	32.04	(166,343)	31.43
Forfeited	(1,875)	32.55	(324,717)	33.48	(3,956)	31.00
Unvested at March 29, 2024	499,905	$34.60	897,986	$34.79	306,027	$30.06

The Company granted 583,338 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $37.97 during the thirteen weeks ended March 29, 2024. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense totaling $3,590 and $4,790 on its RSAs during the thirteen weeks ended March 29, 2024 and March 31, 2023, respectively.

At March 29, 2024, the total unrecognized compensation cost for unvested RSAs was $30,463 and the weighted-average remaining period was approximately 2.2 years. Of this total, $15,195 related to RSAs with time-based vesting provisions and $15,268 related to RSAs with performance- and market-based vesting provisions. At March 29, 2024, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs were approximately 2.1 years and 2.2 years, respectively.

No share-based compensation expense has been capitalized.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. The remaining share purchase authorization was $95,000 at March 29, 2024. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and Chief Operating Officer, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $176 and $123 during the thirteen weeks ended March 29, 2024 and March 31, 2023.

Note 12 – Income Taxes

The Company’s effective tax rate was 30.0% and 26.0% for the thirteen weeks ended March 29, 2024 and March 31, 2023, respectively. The higher effective tax rate for the thirteen weeks ended March 29, 2024 is primarily due by the non-deductibility of certain compensation related items.. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes.

The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $23,301 as of March 29, 2024 which is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,522	$2,539
Cash paid for interest, net of cash received	$10,403	$7,366
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,812	$9,001
Operating cash flows from finance leases	$379	$914
ROU assets obtained in exchange for lease liabilities:
Operating leases	$396	$32,615
Finance leases	$11,587	$2,697
Non-cash investing and financing activities:
Contingent earn-out liabilities for acquisitions	$—	$7,800

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

Business Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 70,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 44,000 core customer locations, primarily located in our 23 geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our products directly to consumers through our Allen Brothers retail channel.

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

On March 20, 2023, pursuant to an asset purchase agreement, we acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s Fresh Foods”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $41.4 million, consisting of $38.0 million paid in cash at closing, $0.6 million received upon settlement of a net working capital true-up, and an earn-out liability valued at approximately $4.0 million as of the acquisition date. If earned, the earn-out liability could total up to $10.0 million over a two-year period.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Net sales	$874,488	$719,645
Cost of sales	665,052	549,937
Gross profit	209,436	169,708
Selling, general and administrative expenses	190,321	156,137
Other operating expenses, net	3,112	1,672
Operating income	16,003	11,899
Interest expense	13,244	10,006
Income before income taxes	2,759	1,893
Provision for income tax expense	828	492
Net income	$1,931	$1,401

Thirteen Weeks Ended March 29, 2024 Compared to Thirteen Weeks Ended March 31, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$874,488	$719,645	$154,843	21.5%

Organic growth contributed $63.3 million, or 8.8%, to sales growth and the remaining sales growth of $91.5 million, or 12.7%, resulted from acquisitions. Organic case count increased approximately 4.6% in our specialty category. In addition, specialty unique customers and placements increased 10.1% and 12.0%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 6.2% compared to the prior year. Estimated inflation was 1.2% in our specialty category and 4.6% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$209,436	$169,708	$39,728	23.4%
Gross profit margin	23.9%	23.6%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 37 basis points. Gross profit margins decreased 4 basis points in the Company’s specialty category and increased 18 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$190,321	$156,137	$34,184	21.9%
Percentage of net sales	21.8%	21.7%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization driven by acquisitions and facility investments, and higher costs associated with compensation and benefits, facilities and distribution to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 10 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2024	2023	$ Change	% Change
Other operating expenses, net	$3,112	$1,672	$1,440	86.1%

Other operating expenses increased by $1.4 million primarily due to charges associated with employee severance in the first quarter of 2024.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$13,244	$10,006	$3,238	32.4%

Interest expense increased primarily driven by higher principal amounts of outstanding debt and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Tax Expense

	2024	2023	$ Change	% Change
Provision for income tax expense	$828	$492	$336	68.3%
Effective tax rate	30.0%	26.0%

The higher effective tax rate for the thirteen weeks ended March 29, 2024 was primarily driven by the non-deductibility of certain compensation related items.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	March 29, 2024	December 29, 2023
Senior secured term loan	$269,500	$276,250
Total convertible debt	327,184	327,184
Borrowings outstanding on asset-based loan facility	100,000	100,000
Finance leases and other financing obligations	42,121	31,892

Recent Financing Transactions

In March 2024, we amended our senior secured term loan agreement, which reduced the interest rate spread by 75 basis points on our senior secured term loan B facility. Additionally, during the thirteen weeks ended March 29, 2024, we made voluntary principal prepayments of $6.0 million towards the senior secured term loan.

In November 2023, we announced a two-year share repurchase program in an amount up to $100,000, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the thirteen weeks ended March 29, 2024, we repurchased 134,553 shares of our common stock at an average purchase price of $37.16 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $95,000 at March 29, 2024. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	March 29, 2024	December 29, 2023
Cash and cash equivalents	$42,266	$49,878
Working capital(1), excluding cash and cash equivalents	290,555	295,288
Availability under asset-based loan facility	162,064	172,030
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2024 will be approximately $35.0 million to $45.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirteen Weeks Ended
	March 29, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$30,900	$(2,261)
Net cash used in investing activities	$(17,381)	$(59,633)
Net cash used in financing activities	$(21,252)	$(5,141)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $30.9 million for the thirteen weeks ended March 29, 2024 compared to cash used in operating activities of $2.3 million for the thirteen weeks ended March 31, 2023. The increase in cash provided by operating activities was primarily due to lower inventory purchase levels in the current period as the prior year results included a strategic pull forward of inventory purchases that did not recur.

Net cash used in investing activities was $17.4 million for the thirteen weeks ended March 29, 2024, driven by capital expenditures of $17.1 million.

Net cash used in financing activities was $21.3 million for the thirteen weeks ended March 29, 2024 driven by $6.8 million of payments of debt and other financing obligations, $5.0 million used to repurchase our common stock, $7.1 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $1.3 million of earn-out payments and $1.1 million of finance lease payments.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of March 29, 2024, we had aggregate indebtedness outstanding of $369.5 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.6 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is actively integrating the Hardie’s and GreenLeaf acquisitions into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates Hardie’s and GreenLeaf into the Company's overall internal control over financial reporting process.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 29, 2023. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2023 to January 26, 2024	—	$—	—	100,000
January 27, 2024 to February 23, 2024	25,301	36.51	—	100,000
February 24, 2024 to March 29, 2024	296,803	37.42	134,533	95,000
Total	322,104	$37.34	134,533	95,000

(1)Represents withholding of 322,104 shares of our common stock during the thirteen weeks ended March 29, 2024 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, in addition to shares purchased as part of a publicly announced program.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarterly period covered by this report, our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) adopted, terminated or modified the following Rule 10b5-1 or non-Rule
10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K):

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Alexandros Aldous	General Counsel, Corporate Secretary & Chief Government Relations Officer	Rule 10b-5 Plan to Sell	Common Stock	Adoption	March 14, 2024	Up to March 1, 2025	25,000

Each trading arrangement reported above is subject to a number of conditions, including as to the price at which, and the timing of when, purchases and/or sales may occur, and it is possible that any trading arrangement may not result in the purchase and/or sale of any or all of the aggregate number of securities covered by such trading arrangement during the term of the trading arrangement. Additionally, these trading arrangements are subject to modification or termination in accordance with applicable law.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Cooperation Agreement, by and among The Chefs’ Warehouse, Inc., Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, and Raymond White, dated March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2024).

10.2	Eleventh Amendment to Credit Agreement, dated June 22, 2016, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as Borrowers, and The Chefs’ Warehouse, Inc. and the other Loan Parties party thereto, as Guarantors, the Lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2024.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: May 1, 2024	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2024	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)