Form 10-Q
period 2024-06-28
Chefs' Warehouse, Inc.
filed 2024-07-31
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 29, 2024: 39,826,473

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

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing reports until the filing or effective dates of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	June 28, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,340	$49,878
Accounts receivable, net of allowances ($22,493 in 2024, $21,423 in 2023)	323,433	334,015
Inventories	310,355	284,528
Prepaid expenses and other current assets	68,421	62,522
Total current assets	740,549	730,943
Property and equipment, net	259,585	234,793
Operating lease right-of-use assets	179,813	192,307
Goodwill	356,531	356,021
Intangible assets, net	172,461	184,863
Other assets	6,482	6,379
Total assets	$1,715,421	$1,705,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,391	$200,547
Accrued liabilities	61,761	70,728
Short-term operating lease liabilities	23,502	24,246
Accrued compensation	37,254	37,071
Current portion of long-term debt	56,626	53,185
Total current liabilities	399,534	385,777
Long-term debt, net of current portion	660,759	664,802
Operating lease liabilities	173,042	184,034
Deferred taxes, net	17,413	14,418
Other liabilities	2,794	1,603
Total liabilities	1,253,542	1,250,634
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 28, 2024 and December 29, 2023, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,805,717 and 39,665,796 shares issued and outstanding at June 28, 2024 and December 29, 2023, respectively	398	396
Additional paid-in capital	356,363	356,157
Accumulated other comprehensive loss	(2,284)	(1,832)
Retained earnings	117,406	99,951
Treasury stock	(10,004)	—
Total stockholders’ equity	461,879	454,672
Total liabilities and stockholders’ equity	$1,715,421	$1,705,306

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$954,704	$881,820	$1,829,192	$1,601,465
Cost of sales	725,702	673,376	1,390,754	1,223,313
Gross profit	229,002	208,444	438,438	378,152
Selling, general and administrative expenses	194,834	179,042	385,155	335,179
Other operating expenses, net	301	4,062	3,413	5,734
Operating income	33,867	25,340	49,870	37,239
Interest expense	11,690	12,006	24,934	22,012
Income before income taxes	22,177	13,334	24,936	15,227
Provision for income tax expense	6,653	3,467	7,481	3,959
Net income	$15,524	$9,867	$17,455	$11,268
Other comprehensive (loss) income:
Foreign currency translation adjustments	(129)	193	(452)	274
Comprehensive income	$15,395	$10,060	$17,003	$11,542
Net income per share:
Basic	$0.41	$0.26	$0.46	$0.30
Diluted	$0.37	$0.25	$0.44	$0.29
Weighted average common shares outstanding:
Basic	37,924,931	37,634,127	37,871,080	37,570,595
Diluted	45,947,728	45,604,297	45,959,061	38,201,408

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	—	$—	$454,672
Net income	—	—	—	—	1,931	—	—	1,931
Stock compensation	—	—	3,590	—	—	—	—	3,590
Common stock repurchased	—	—	—	—	—	(134,553)	(5,004)	(5,004)
Warrants exercised	32,454	1	(1)	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(323)	—	—	—	(323)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	75,105	1	(7,074)	—	—	—	—	(7,073)
Balance March 29, 2024	39,773,355	$398	$352,672	$(2,155)	$101,882	(134,553)	$(5,004)	$447,793
Net income	—	—	—	—	15,524	—	—	15,524
Stock compensation	—	—	3,946	—	—	—	—	3,946
Common stock repurchased	—	—	—	—	—	(129,523)	(5,000)	(5,000)
Warrants exercised	1,850	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(129)	—	—	—	(129)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	30,512	—	(255)	—	—	—	—	(255)
Balance June 28, 2024	39,805,717	$398	$356,363	$(2,284)	$117,406	(264,076)	$(10,004)	$461,879

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	—	$—	$401,509
Net income	—	—	—	—	1,401	—	—	1,401
Stock compensation	—	—	4,780	—	—	—	—	4,780
Cumulative translation adjustment	—	—	—	81	—	—	—	81
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	944,741	9	(1,828)	—	—	—	—	(1,819)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	$—	$—	$405,952
Net income	—	—	—	—	9,867	—	—	9,867
Stock compensation	—	—	4,704	—	—	—	—	4,704
Shares issued for acquisition	75,008	1	2,495	—	—	—	—	2,496
Cumulative translation adjustment	—	—	—	193	—	—	—	193
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	46,552	—	(237)	—	—	—	—	(237)
Balance June 30, 2023	39,665,691	$396	$347,861	$(1,911)	$76,629	$—	$—	$422,975

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$17,455	$11,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,771	15,682
Amortization of intangible assets	12,342	10,456
Provision for allowance for doubtful accounts	6,097	3,311
Provision for deferred income taxes	3,003	990
Loss on debt extinguishment	366	—
Stock compensation	8,754	10,581
Change in fair value of contingent earn-out liabilities	(615)	1,092
Intangible asset impairment	—	1,838
Non-cash interest and other operating activities	2,747	3,647
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,269	(9,854)
Inventories	(25,431)	(35,450)
Prepaid expenses and other current assets	(3,368)	(2,435)
Accounts payable, accrued liabilities and accrued compensation	17,812	453
Other assets and liabilities	(1,976)	(796)
Net cash provided by operating activities	60,226	10,783

Cash flows from investing activities:
Capital expenditures	(33,123)	(23,155)
Cash paid for acquisitions, net of cash acquired	(315)	(119,580)
Net cash used in investing activities	(33,438)	(142,735)

Cash flows from financing activities:
Payment of debt and other financing obligations	(14,500)	(10,238)
Payment of finance leases	(3,839)	(1,442)
Common stock repurchases	(10,004)	—
Surrender of shares to pay withholding taxes	(7,283)	(2,115)
Cash paid for contingent earn-out liability	(3,550)	(3,210)
Borrowings under asset-based loan facility and revolving credit facilities	813	50,000
Net cash (used in) provided by financing activities	(38,363)	32,995

Effect of foreign currency on cash and cash equivalents	37	(251)
Net change in cash and cash equivalents	(11,538)	(99,208)
Cash and cash equivalents-beginning of period	49,878	158,800
Cash and cash equivalents-end of period	$38,340	$59,592

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2023 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 28, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Center-of-the-Plate	$365,387	38.3%	$338,390	38.4%	$708,323	38.7%	$646,311	40.4%
Specialty:
Dry Goods	154,575	16.2%	137,985	15.6%	293,385	16.0%	261,325	16.3%
Produce	136,295	14.3%	124,766	14.1%	262,420	14.3%	172,553	10.8%
Pastry	114,224	12.0%	108,143	12.3%	216,092	11.8%	198,252	12.4%
Cheese and Charcuterie	68,820	7.2%	64,947	7.4%	128,119	7.0%	120,664	7.5%
Dairy and Eggs	62,674	6.6%	56,678	6.4%	120,800	6.6%	106,751	6.7%
Oils and Vinegars	33,811	3.5%	33,131	3.8%	63,617	3.5%	62,510	3.9%
Kitchen Supplies	18,918	1.9%	17,780	2.0%	36,436	2.1%	33,099	2.0%
Total Specialty	$589,317	61.7%	$543,430	61.6%	$1,120,869	61.3%	$955,154	59.6%
Total net sales	$954,704	100%	$881,820	100%	$1,829,192	100%	$1,601,465	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information. Net sales by product category includes estimates of product mix for certain locations that are not yet fully integrated into the Company’s information technology systems as of the reporting date. Prior period product category amounts have been reclassified to conform to the current period’s presentation.

Food Processing Costs

Food processing costs include, but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $18,277 and $16,615 for the thirteen weeks ended June 28, 2024 and June 30, 2023, respectively, and $37,347 and $28,289 for the twenty-six weeks ended June 28, 2024 and June 30, 2023, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income per share:
Basic	$0.41	$0.26	$0.46	$0.30
Diluted	$0.37	$0.25	$0.44	$0.29
Weighted average common shares:
Basic	37,924,931	37,634,127	37,871,080	37,570,595
Diluted	45,947,728	45,604,297	45,959,061	38,201,408

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income	$15,524	$9,867	$17,455	$11,268
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,322	1,397	2,628	—
Net income available to common shareholders	$16,846	$11,264	$20,083	$11,268
Denominator:
Weighted average basic common shares outstanding	37,924,931	37,634,127	37,871,080	37,570,595
Dilutive effect of unvested common shares	573,930	521,102	642,767	564,119
Dilutive effect of stock options and warrants	56,050	56,251	52,397	66,694
Dilutive effect of convertible notes	7,392,817	7,392,817	7,392,817	—
Weighted average diluted common shares outstanding	45,947,728	45,604,297	45,959,061	38,201,408

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	160,273	46,746	286,769	29,717
Convertible notes	—	—	—	7,392,817

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 29, 2023	$9,765
Cash payments	(4,250)
Changes in fair value	(615)
Balance June 28, 2024	$4,900

The long-term portion of contingent earn-out liabilities were $637 and $50 as of June 28, 2024 and December 29, 2023, respectively, and are reflected as other liabilities on the Company’s condensed consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of June 28, 2024 and December 29, 2023, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		June 28, 2024		December 29, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$318,047	$287,500	$277,354
2024 Convertible Senior Notes	Level 3	$39,684	$40,300	$39,684	$38,609
GreenLeaf Note	Level 2	$5,000	$4,888	$10,000	$9,991

Note 5 – Acquisitions

The Company paid approximately $315 during the twenty-six weeks ended June 28, 2024 upon settlement of net working capital true-ups on prior year acquisitions, resulting in measurement period adjustments which increased goodwill by $656 and reduced prepaid expenses and other current assets by $341.

The Company recognized professional fees related to acquisition activities of $1,385 and $2,628 during the thirteen and twenty-six weeks ended June 30, 2023, respectively, presented within other operating expenses, net on the condensed consolidated statements of operations. There were no professional fees related to acquisition activities recorded during the thirteen and twenty-six weeks ended June 28, 2024.

Unaudited Pro forma Financial Information

The table below presents unaudited pro forma condensed consolidated income statement information of the Company as if the GreenLeaf and Hardie’s Fresh Foods acquisitions had occurred on December 30, 2022. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization expense related to the acquired intangible assets and depreciation expense on the acquired fair value of property and equipment. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2023	June 30, 2023
Net sales	$892,161	$1,695,649
Income before income taxes	$13,617	$16,752

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $12,157 and $11,205 at June 28, 2024 and December 29, 2023, respectively.

Note 7 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $154,745 and $137,008 at June 28, 2024 and December 29, 2023, respectively.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2023	$356,021
Goodwill adjustments	656
Foreign currency translation	(146)
Carrying amount as of June 28, 2024	$356,531
The goodwill adjustments included in the table above represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets are net of accumulated amortization of $145,002 and $132,660 as of June 28, 2024 and December 29, 2023, respectively. Amortization expense for other intangibles was $6,171 and $5,759 for the thirteen weeks ended June 28, 2024 and June 30, 2023, respectively, and $12,342 and $10,456 for the twenty-six weeks ended June 28, 2024 and June 30, 2023, respectively.

The Company recognized a customer relationships intangible asset impairment charge of $1,838, $1,333 net of tax, during the thirteen and twenty-six weeks ended June 30, 2023 related to the loss of a significant Hardie’s Fresh Foods customer post-acquisition.

Note 9 – Debt Obligations

Debt obligations as of June 28, 2024 and December 29, 2023 consisted of the following:

	Weighted Average Effective Interest Rate at June 28, 2024	Maturity	June 28, 2024	December 29, 2023
Senior secured term loans	10.10%	August 2029	$266,750	$276,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	39,684
Asset-based loan facility	7.47%	March 2027	100,000	100,000
Finance leases and other financing obligations	6.48%	Various	38,558	31,892
Unamortized deferred costs and premium			(15,107)	(17,339)
Total debt obligations			717,385	717,987
Less: current installments			(56,626)	(53,185)
Total long-term debt			$660,759	$664,802

Senior Secured Term Loan Credit Facility

In March 2024, the Company entered into an eleventh amendment (“Eleventh Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. As a result of this amendment, the Company incurred a loss on debt extinguishment of $50 during the twenty-six weeks ended June 28, 2024, which represents the portion of unamortized deferred financing fees attributable to the lender that exited the loan syndicate. Arrangement fees of $775 and third-party transaction costs of $91 were expensed as incurred during the twenty-six weeks ended June 28, 2024 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

Additionally, during the twenty-six weeks ended June 28, 2024, the Company made voluntary principal prepayments totaling $8,000 towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $77 and $316 during the thirteen and twenty-six weeks ended June 28, 2024, respectively, which were included in interest expense within the Company’s condensed consolidated statements of operations.

GreenLeaf Unsecured Note

During the twenty-six weeks ended June 28, 2024, the Company made a scheduled principal payment of $5,000 towards the GreenLeaf Note. The GreenLeaf Note is presented under the caption “Finance leases and other financing obligations” in the table above.

Convertible Notes

The net carrying value of the Company’s convertible senior notes as of June 28, 2024 and December 29, 2023 was:

	June 28, 2024			December 29, 2023
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Notes	$287,500	$(5,157)	$282,343	$287,500	$(5,730)	$281,770
2024 Notes	39,684	(93)	39,591	39,684	(185)	39,499
Total	$327,184	$(5,250)	$321,934	$327,184	$(5,915)	$321,269

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Coupon interest	$1,893	$1,893	$3,786	$3,792
Amortization of deferred costs and premium	333	333	666	668
Total interest	$2,226	$2,226	$4,452	$4,460

As of June 28, 2024, the Company had reserved $29,377 of its asset-based loan facility for the issuance of letters of credit and funds totaling $170,623 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the twenty-six weeks ended June 28, 2024:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	461,752	$32.13	1,078,169	$32.88	421,056	$30.00
Granted	248,934	37.86	313,188	38.53	55,270	34.68
Vested	(223,099)	31.80	(172,232)	32.07	(166,343)	31.43
Forfeited	(5,650)	34.03	(325,267)	33.48	(3,956)	31.00
Unvested at June 28, 2024	481,937	$35.21	893,858	$34.80	306,027	$30.06

The Company granted 617,392 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $37.91 during the twenty-six weeks ended June 28, 2024. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to 5 years. The Company recognized expense on its RSAs and RSUs totaling $3,946 and $4,704 during the thirteen weeks ended June 28, 2024 and June 30, 2023, respectively, and $7,536 and $9,494 during the twenty-six weeks ended June 28, 2024 and June 30, 2023, respectively.

At June 28, 2024, the total unrecognized compensation cost for unvested RSAs and RSUs was $27,702 and the weighted-average remaining period was approximately 1.8 years. Of this total, $14,525 related to awards with time-based vesting provisions and $13,177 related to awards with performance- and market-based vesting provisions. At June 28, 2024, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.7 years and 2.0 years, respectively.

No share-based compensation expense has been capitalized.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000, targeting $25,000 to $100,000 of share repurchases by the end of fiscal 2025. The remaining share purchase authorization was $90,000 at June 28, 2024. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and Chief Operating Officer, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $176 and $123 during the thirteen weeks ended June 28, 2024 and June 30, 2023, respectively, and $352 and $246 during the twenty-six weeks ended June 28, 2024 and June 30, 2023, respectively.

Note 12 – Income Taxes

The Company’s effective tax rate was 30.0% and 26.0% for the thirteen weeks ended June 28, 2024 and June 30, 2023, respectively, and 30.0% and 26.0% for the twenty-six weeks ended June 28, 2024 and June 30, 2023, respectively. The higher effective tax rate for the thirteen and twenty-six weeks ended June 28, 2024 is primarily due to the non-deductibility of certain compensation-related items. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes.

The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $25,244 as of June 28, 2024, which is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework under Pillar Two which includes a global corporate minimum tax rate of 15%. Some jurisdictions in which the Company operates have started to enact laws implementing Pillar Two. The Company is monitoring these developments and currently does not believe the rules effective in fiscal 2024 will have a material impact on its consolidated financial statements.

Note 13 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023
Supplemental cash flow disclosures:
Cash paid for income taxes	$6,016	$10,673
Cash paid for interest, net of cash received	$23,302	$20,266
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,371	$18,591
Operating cash flows from finance leases	$895	$336
ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,797	$42,182
Finance leases	$13,894	$3,684
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$2,496
Unsecured notes issued for acquisitions	$—	$10,000
Contingent earn-out liabilities for acquisitions	$—	$5,835

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 (the “2023 Form 10-K”) filed with the SEC. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries.

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

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$954,704	$881,820	$1,829,192	$1,601,465
Cost of sales	725,702	673,376	1,390,754	1,223,313
Gross profit	229,002	208,444	438,438	378,152
Selling, general and administrative expenses	194,834	179,042	385,155	335,179
Other operating expenses, net	301	4,062	3,413	5,734
Operating income	33,867	25,340	49,870	37,239
Interest expense	11,690	12,006	24,934	22,012
Income before income taxes	22,177	13,334	24,936	15,227
Provision for income tax expense	6,653	3,467	7,481	3,959
Net income	$15,524	$9,867	$17,455	$11,268

Thirteen Weeks Ended June 28, 2024 Compared to Thirteen Weeks Ended June 30, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$954,704	$881,820	$72,884	8.3%

Organic growth contributed $62.8 million, or 7.2%, to sales growth and the remaining sales growth of $10.1 million, or 1.1%, resulted from acquisitions. Organic case count increased approximately 4.7% in our specialty category. In addition, specialty unique customers and placements increased 8.2% and 11.3%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 2.9% compared to the prior year. Estimated inflation was 2.7% in our specialty category and 4.3% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$229,002	$208,444	$20,558	9.9%
Gross profit margin	24.0%	23.6%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 35 basis points. Gross profit margins increased 50 basis points in the Company’s specialty category and were relatively unchanged in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$194,834	$179,042	$15,792	8.8%
Percentage of net sales	20.4%	20.3%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization expenses driven by acquisitions and facility investments, and higher costs associated with compensation and benefits, facilities and distribution to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 10 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2024	2023	$ Change	% Change
Other operating expenses, net	$301	$4,062	$(3,761)	(92.6)%

Other operating expenses, net decreased by $3.8 million primarily due to an impairment charge on customer relationships intangible assets of $1.8 million recorded during the thirteen weeks ended June 30, 2023 related to the loss of a significant Hardie’s Fresh Foods customer post-acquisition and lower third-party deal costs incurred in connection with business acquisitions and financing arrangements during the thirteen weeks ended June 28, 2024 compared to the prior year quarter.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$11,690	$12,006	$(316)	(2.6)%

Interest expense decreased primarily due to lower principal amounts outstanding on the senior secured term loans in 2024.

Provision for Income Tax Expense

	2024	2023	$ Change	% Change
Provision for income tax expense	$6,653	$3,467	$3,186	91.9%
Effective tax rate	30.0%	26.0%

The higher effective tax rate for the thirteen weeks ended June 28, 2024 was primarily driven by the non-deductibility of certain compensation-related items.

Twenty-Six Weeks Ended June 28, 2024 Compared to Twenty-Six Weeks Ended June 30, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$1,829,192	$1,601,465	$227,727	14.2%

Organic growth contributed $126.2 million, or 7.9%, to sales growth and the remaining sales growth of $101.6 million, or 6.3%, resulted from acquisitions. Organic case count increased approximately 4.7% in our specialty category. In addition, specialty unique customers and placements increased 9.1% and 11.6%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 4.5% compared to the prior year. Estimated inflation was 2.1% in our specialty category and 4.5% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$438,438	$378,152	$60,286	15.9%
Gross profit margin	24.0%	23.6%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 36 basis points. Gross profit margins increased 27 basis points in the Company’s specialty category and increased 7 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$385,155	$335,179	$49,976	14.9%
Percentage of net sales	21.1%	20.9%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization expenses, driven by acquisitions and facility investments, and higher costs associated with compensation and benefits, facilities and distribution to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased by 20 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2024	2023	$ Change	% Change
Other operating expenses, net	$3,413	$5,734	$(2,321)	(40.5)%

The decrease in net other operating expense relates primarily to an impairment charge on customer relationships intangible assets of $1.8 million recorded during the twenty-six weeks ended June 30, 2023 related to the loss of a significant Hardie’s Fresh Foods customer post-acquisition, non-cash credits of $0.6 million for changes in the fair value of our contingent earn-out liabilities in the current period compared to non-cash charges of $1.1 million in the prior year period and lower third-party deal costs incurred in connection with business acquisitions and financing arrangements during the twenty-six weeks ended June 28, 2024, partially offset by charges associated with employee severance in the first quarter of 2024.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$24,934	$22,012	$2,922	13.3%

Interest expense increased primarily driven by higher average principal amounts of outstanding debt during the period and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2024	2023	$ Change	% Change
Provision for income tax expense	$7,481	$3,959	$3,522	89.0%
Effective tax rate	30.0%	26.0%

The higher effective tax rate for the twenty-six weeks ended June 28, 2024 was primarily driven by the non-deductibility of certain compensation-related items.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	June 28, 2024	December 29, 2023
Senior secured term loan	$266,750	$276,250
Total convertible debt	327,184	327,184
Borrowings outstanding on asset-based loan facility	100,000	100,000
Finance leases and other financing obligations	38,558	31,892

Recent Financing Transactions

In March 2024, we amended our senior secured term loan agreement, which reduced the interest rate spread by 75 basis points on our senior secured term loan facility. Additionally, during the twenty-six weeks ended June 28, 2024, we made voluntary principal prepayments of $8.0 million towards the senior secured term loan.

During the twenty-six weeks ended June 28, 2024, we made a scheduled principal payment of $5.0 million towards the unsecured note issued in connection with the GreenLeaf acquisition. The note is presented under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the thirteen weeks ended June 28, 2024, we repurchased 129,523 shares of our common stock at an average purchase price of $38.58 per share and during the twenty-six weeks ended June 28, 2024, we repurchased 264,076 shares of our common stock at an average purchase price of $37.86 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $90.0 million at June 28, 2024. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	June 28, 2024	December 29, 2023
Cash and cash equivalents	$38,340	$49,878
Working capital(1), excluding cash and cash equivalents	302,675	295,288
Availability under asset-based loan facility	170,623	172,030
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2024 will be approximately $40.0 million to $45.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$60,226	$10,783
Net cash used in investing activities	(33,438)	(142,735)
Net cash (used in) provided by financing activities	(38,363)	32,995

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $60.2 million for the twenty-six weeks ended June 28, 2024 compared to $10.8 million for the twenty-six weeks ended June 30, 2023. The increase in cash provided by operating activities was primarily due to sales growth and lower inventory purchase levels in the current period as the prior year results included a strategic pull forward of inventory purchases that did not recur.

Net cash used in investing activities was $33.4 million for the twenty-six weeks ended June 28, 2024, driven by capital expenditures of $33.1 million.

Net cash used in financing activities was $38.4 million for the twenty-six weeks ended June 28, 2024 driven by $14.5 million of payments of debt and other financing obligations, $10.0 million used to repurchase our common stock, $7.3 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $3.6 million of earn-out payments and $3.8 million of finance lease payments.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of June 28, 2024, we had aggregate indebtedness outstanding of $367.6 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.6 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 30, 2024 to April 26, 2024	1,919	$36.86	—	$95,000
April 27, 2024 to May 24, 2024	4,740	36.30	—	95,000
May 25, 2024 to June 28, 2024	129,979	38.58	129,523	90,000
Total	136,638	$38.48	129,523	$90,000

(1)Represents withholding of 136,638 shares of our common stock during the thirteen weeks ended June 28, 2024 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, in addition to shares purchased as part of a publicly announced program.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarterly period covered by this report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2024.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 31, 2024	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2024	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)