Form 10-Q
period 2024-09-27
Chefs' Warehouse, Inc.
filed 2024-10-30
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 28, 2024: 39,554,511

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: general economic conditions, including disposable income levels and changes in consumer discretionary spending; our ability to expand our operations in our existing markets and to penetrate new markets through acquisitions; the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition; the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor; crude oil prices and their impact on distribution, packaging and energy costs; our continued ability to promote our brand successfully, to anticipate and respond to new customer demands, and to develop new products and markets to compete effectively; our ability and the ability of our supply chain partners to continue to operate distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; risks associated with the expansion of our business; our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions; other factors that affect the food industry generally, including: recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that customers could lose confidence in the safety and quality of certain food products; new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute; changes in disposable income levels and consumer purchasing habits; competitors’ pricing practices and promotional spending levels; fluctuations in the level of our customers’ inventories and credit and other related business risks; and the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain products or injure our reputation; our ability to recruit and retain senior management and a highly skilled and diverse workforce; unanticipated expenses, including, without limitation, litigation or legal settlement expenses; the cost and adequacy of our insurance policies; the impact and effects of public health crises, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition, and results of operations; significant governmental regulation and any potential failure to comply with such regulations; federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation; risks relating to our substantial indebtedness; our ability to raise additional capital and/or obtain debt or other financing, on commercially reasonable terms or at all; our ability to meet future cash requirements, including the ability to access financial markets effectively and maintain sufficient liquidity; the effects of currency movements in the jurisdictions in which we operate as compared to the U.S. dollar; the effects of international trade disputes, tariffs, quotas and other import or export restrictions on our international procurement, sales and operations; other factors discussed elsewhere in this report, including Part I, Item 1A of this Form 10-K and in our other public filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 27, 2024 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing reports until the filing or effective dates of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	September 27, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$50,705	$49,878
Accounts receivable, net of allowances ($21,081 in 2024, $21,423 in 2023)	334,362	334,015
Inventories	336,289	284,528
Prepaid expenses and other current assets	70,958	62,522
Total current assets	792,314	730,943
Property and equipment, net	269,890	234,793
Operating lease right-of-use assets	181,689	192,307
Goodwill	356,591	356,021
Intangible assets, net	166,635	184,863
Other assets	6,507	6,379
Total assets	$1,773,626	$1,705,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,153	$200,547
Accrued liabilities	66,153	70,728
Short-term operating lease liabilities	23,045	24,246
Accrued compensation	43,046	37,071
Current portion of long-term debt	64,716	53,185
Total current liabilities	429,113	385,777
Long-term debt, net of current portion	666,558	664,802
Operating lease liabilities	174,991	184,034
Deferred taxes, net	19,829	14,418
Other liabilities	2,790	1,603
Total liabilities	1,293,281	1,250,634
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 27, 2024 and December 29, 2023, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 39,555,254 and 39,665,796 shares issued and outstanding at September 27, 2024 and December 29, 2023, respectively	396	396
Additional paid-in capital	358,647	356,157
Accumulated other comprehensive loss	(2,564)	(1,832)
Retained earnings	123,866	99,951
Total stockholders’ equity	480,345	454,672
Total liabilities and stockholders’ equity	$1,773,626	$1,705,306

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$931,452	$881,825	$2,760,644	$2,483,290
Cost of sales	706,704	674,127	2,097,458	1,897,440
Gross profit	224,748	207,698	663,186	585,850
Selling, general and administrative expenses	192,894	179,614	578,049	514,793
Other operating (income) expenses, net	(28)	2,535	3,385	8,269
Operating income	31,882	25,549	81,752	62,788
Interest expense	11,743	11,379	36,677	33,391
Income before income taxes	20,139	14,170	45,075	29,397
Provision for income tax expense	6,041	6,848	13,522	10,807
Net income	$14,098	$7,322	$31,553	$18,590
Other comprehensive (loss) income:
Foreign currency translation adjustments	(280)	(231)	(732)	43
Comprehensive income	$13,818	$7,091	$30,821	$18,633
Net income per share:
Basic	$0.37	$0.19	$0.83	$0.49
Diluted	$0.34	$0.19	$0.77	$0.49
Weighted average common shares outstanding:
Basic	37,863,580	37,692,588	37,868,675	37,611,179
Diluted	45,941,315	45,717,496	45,888,029	39,143,774

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	—	$—	$454,672
Net income	—	—	—	—	1,931	—	—	1,931
Stock compensation	—	—	3,590	—	—	—	—	3,590
Common stock repurchased	—	—	—	—	—	(134,553)	(5,004)	(5,004)
Warrants exercised	32,454	1	(1)	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(323)	—	—	—	(323)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	75,105	1	(7,074)	—	—	—	—	(7,073)
Balance March 29, 2024	39,773,355	$398	$352,672	$(2,155)	$101,882	(134,553)	$(5,004)	$447,793
Net income	—	—	—	—	15,524	—	—	15,524
Stock compensation	—	—	3,946	—	—	—	—	3,946
Common stock repurchased	—	—	—	—	—	(129,523)	(5,000)	(5,000)
Warrants exercised	1,850	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(129)	—	—	—	(129)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	30,512	—	(255)	—	—	—	—	(255)
Balance June 28, 2024	39,805,717	$398	$356,363	$(2,284)	$117,406	(264,076)	$(10,004)	$461,879
Net income	—	—	—	—	14,098	—	—	14,098
Stock compensation	—	—	3,813	—	—	—	—	3,813
Common stock retired	(264,076)	(2)	(2,364)	—	(7,638)	264,076	10,004	—
Warrants exercised	1,185	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(280)	—	—	—	(280)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	12,428	—	835	—	—	—	—	835
Balance September 27, 2024	39,555,254	$396	$358,647	$(2,564)	$123,866	—	$—	$480,345

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	—	$—	$401,509
Net income	—	—	—	—	1,401	—	—	1,401
Stock compensation	—	—	4,780	—	—	—	—	4,780
Cumulative translation adjustment	—	—	—	81	—	—	—	81
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	944,741	9	(1,828)	—	—	—	—	(1,819)
Balance March 31, 2023	39,544,131	$395	$340,899	$(2,104)	$66,762	—	$—	$405,952
Net income	—	—	—	—	9,867	—	—	9,867
Stock compensation	—	—	4,704	—	—	—	—	4,704
Shares issued for acquisition	75,008	1	2,495	—	—	—	—	2,496
Cumulative translation adjustment	—	—	—	193	—	—	—	193
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	46,552	—	(237)	—	—	—	—	(237)
Balance June 30, 2023	39,665,691	$396	$347,861	$(1,911)	$76,629	—	$—	$422,975
Net income	—	—	—	—	7,322	—	—	7,322
Stock compensation	—	—	4,729	—	—	—	—	4,729
Cumulative translation adjustment	—	—	—	(231)	—	—	—	(231)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	1,474	1	(14)	—	—	—	—	(13)
Balance September 29, 2023	39,667,165	$397	$352,576	$(2,142)	$83,951	—	$—	$434,782

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$31,553	$18,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,361	24,167
Amortization of intangible assets	18,216	16,924
Provision for allowance for doubtful accounts	8,228	5,216
Provision for deferred income taxes	5,416	3,018
Loss on debt extinguishment	512	—
Stock compensation	13,177	15,855
Change in fair value of contingent earn-out liabilities	(683)	2,850
Intangible asset impairment	—	1,838
Non-cash interest and other operating activities	3,233	6,040
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,708)	(27,387)
Inventories	(51,786)	(56,350)
Prepaid expenses and other current assets	(5,899)	(3,460)
Accounts payable, accrued liabilities and accrued compensation	40,938	18,740
Other assets and liabilities	(3,501)	(5,996)
Net cash provided by operating activities	80,057	20,045

Cash flows from investing activities:
Capital expenditures	(41,131)	(35,130)
Cash paid for acquisitions, net of cash acquired	(315)	(120,600)
Net cash used in investing activities	(41,446)	(155,730)

Cash flows from financing activities:
Payment of debt and other financing obligations	(18,500)	(30,448)
Payment of finance leases	(5,001)	(2,996)
Common stock repurchases	(10,004)	—
Payment of deferred financing fees	—	(354)
Proceeds from exercise of stock options	55	55
Surrender of shares to pay withholding taxes	(7,377)	(2,134)
Cash paid for contingent earn-out liability	(3,800)	(3,650)
Borrowings under asset-based loan facility and revolving credit facilities	6,801	50,000
Net cash (used in) provided by financing activities	(37,826)	10,473

Effect of foreign currency on cash and cash equivalents	42	(530)
Net change in cash and cash equivalents	827	(125,742)
Cash and cash equivalents-beginning of period	49,878	158,800
Cash and cash equivalents-end of period	$50,705	$33,058

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries, is a distributor of specialty food and center-of-the-plate products in the United States, the Middle East and Canada. The Company is focused on serving the specific needs of chefs who own and/or operate some of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2023 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 27, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
Center-of-the-Plate	$349,263	37.5%	$333,809	37.9%	$1,057,586	38.3%	$980,120	39.5%
Specialty:
Dry Goods	148,345	15.9%	134,398	15.2%	441,730	16.0%	395,723	15.9%
Produce	137,898	14.8%	137,760	15.6%	400,318	14.5%	310,313	12.5%
Pastry	111,059	11.9%	102,562	11.6%	327,151	11.9%	300,814	12.1%
Cheese and Charcuterie	69,124	7.4%	64,639	7.3%	197,243	7.1%	185,303	7.5%
Dairy and Eggs	63,626	6.8%	56,849	6.4%	184,426	6.7%	163,600	6.6%
Oils and Vinegars	33,144	3.6%	34,097	3.9%	96,761	3.5%	96,607	3.9%
Kitchen Supplies	18,993	2.1%	17,711	2.1%	55,429	2.0%	50,810	2.0%
Total Specialty	$582,189	62.5%	$548,016	62.1%	$1,703,058	61.7%	$1,503,170	60.5%
Total net sales	$931,452	100%	$881,825	100%	$2,760,644	100%	$2,483,290	100%

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

Food Processing Costs

Food processing costs include, but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $18,315 and $19,081 for the thirteen weeks ended September 27, 2024 and September 29, 2023, respectively, and $55,662 and $47,370 for the thirty-nine weeks ended September 27, 2024 and September 29, 2023, respectively.

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. Prior to June 29, 2024, shares purchased under the program were recorded at cost and held as treasury stock. During the thirteen weeks ended September 27, 2024, all shares repurchased under the share repurchase program have been retired. These shares were returned to the status of authorized and unissued shares. When treasury shares are retired, the Company allocates the excess of the repurchase price over the par value of shares acquired between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital for the retired treasury shares. Any further excess of the repurchase price is allocated to retained earnings.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income per share:
Basic	$0.37	$0.19	$0.83	$0.49
Diluted	$0.34	$0.19	$0.77	$0.49
Weighted average common shares:
Basic	37,863,580	37,692,588	37,868,675	37,611,179
Diluted	45,941,315	45,717,496	45,888,029	39,143,774

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net income	$14,098	$7,322	$31,553	$18,590
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,322	1,369	3,950	403
Net income available to common shareholders	$15,420	$8,691	$35,503	$18,993
Denominator:
Weighted average basic common shares outstanding	37,863,580	37,692,588	37,868,675	37,611,179
Dilutive effect of unvested common shares	621,999	594,416	570,736	580,675
Dilutive effect of stock options and warrants	62,919	37,675	55,801	54,073
Dilutive effect of convertible notes	7,392,817	7,392,817	7,392,817	897,847
Weighted average diluted common shares outstanding	45,941,315	45,717,496	45,888,029	39,143,774

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	—	292,778	322,518	37,236
Stock options and warrants	—	300,000	—	—
Convertible notes	—	—	—	6,494,970

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

Total
Balance December 29, 2023	$9,765
Cash payments	(4,500)
Changes in fair value	(683)
Balance September 27, 2024	$4,582

The long-term portion of contingent earn-out liabilities were $682 and $50 as of September 27, 2024 and December 29, 2023, respectively, and are reflected as other liabilities on the Company’s condensed consolidated balance sheets. The remaining short-term portion of earn-out liabilities are reflected as accrued liabilities on the Company’s condensed consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s condensed consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of September 27, 2024 and December 29, 2023, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		September 27, 2024		December 29, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 1	$287,500	$335,656	$287,500	$277,354
2024 Convertible Senior Notes	Level 3	$39,684	$40,738	$39,684	$38,609
GreenLeaf Note	Level 2	$5,000	$5,000	$10,000	$9,991

Note 5 – Acquisitions

The Company paid approximately $315 during the thirty-nine weeks ended September 27, 2024 upon settlement of net working capital true-ups on prior year acquisitions, resulting in measurement period adjustments which increased goodwill by $656 and reduced prepaid expenses and other current assets by $341.

The Company recognized professional fees related to acquisition activities of $710 and $3,338 during the thirteen and thirty-nine weeks ended September 29, 2023, respectively, presented within other operating expenses, net on the condensed consolidated statements of operations. There were no professional fees related to acquisition activities recorded during the thirteen and thirty-nine weeks ended September 27, 2024.

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2023	September 29, 2023
Net sales	$881,825	$2,577,474
Income before income taxes	$14,170	$30,479

Note 6 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $11,941 and $11,205 at September 27, 2024 and December 29, 2023, respectively.

Note 7 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $164,831 and $137,008 at September 27, 2024 and December 29, 2023, respectively.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2023	$356,021
Goodwill adjustments	656
Foreign currency translation	(86)
Carrying amount as of September 27, 2024	$356,591
The goodwill adjustments included in the table above represent measurement period adjustments related to certain acquisitions completed in the prior year.

Other intangible assets are net of accumulated amortization of $150,876 and $132,660 as of September 27, 2024 and December 29, 2023, respectively. Amortization expense for other intangibles was $5,874 and $6,468 for the thirteen weeks ended September 27, 2024 and September 29, 2023, respectively, and $18,216 and $16,924 for the thirty-nine weeks ended September 27, 2024 and September 29, 2023, respectively.

The Company recognized a customer relationships intangible asset impairment charge of $1,838, $1,333 net of tax, during the thirty-nine weeks ended September 29, 2023 related to the loss of a significant Hardie’s Fresh Foods customer post-acquisition.

Note 9 – Debt Obligations

Debt obligations as of September 27, 2024 and December 29, 2023 consisted of the following:

	Weighted Average Effective Interest Rate at September 27, 2024	Maturity	September 27, 2024	December 29, 2023
Senior secured term loans	9.59%	August 2029	$262,750	$276,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	2.34%	December 2024	39,684	39,684
Asset-based loan facility	7.40%	March 2027	100,000	100,000
Finance leases and other financing obligations	6.54%	Various	55,651	31,892
Unamortized deferred costs and premium			(14,311)	(17,339)
Total debt obligations			731,274	717,987
Less: current installments			(64,716)	(53,185)
Total long-term debt			$666,558	$664,802

Senior Secured Term Loan Credit Facility

In March 2024, the Company entered into an amendment (“Eleventh Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. As a result of this amendment, the Company incurred a loss on debt extinguishment of $50 during the thirty-nine weeks ended September 27, 2024, which represents the portion of unamortized deferred financing fees attributable to the lender that exited the loan syndicate. Arrangement fees of $775 and third-party transaction costs of $91 were expensed as incurred during the thirty-nine weeks ended September 27, 2024 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

Additionally, during the thirty-nine weeks ended September 27, 2024, the Company made voluntary principal prepayments totaling $12,000 towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $146 and $462 during the thirteen and thirty-nine weeks ended September 27, 2024, respectively, which were included in interest expense within the Company’s condensed consolidated statements of operations.

GreenLeaf Unsecured Note

During the thirty-nine weeks ended September 27, 2024, the Company made a scheduled principal payment of $5,000 towards the GreenLeaf Note. The GreenLeaf Note is presented under the caption “Finance leases and other financing obligations” in the table above.

Convertible Notes

The net carrying value of the Company’s convertible senior notes as of September 27, 2024 and December 29, 2023 was:

	September 27, 2024			December 29, 2023
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Notes	$287,500	$(4,870)	$282,630	$287,500	$(5,730)	$281,770
2024 Notes	39,684	(46)	39,638	39,684	(185)	39,499
Total	$327,184	$(4,916)	$322,268	$327,184	$(5,915)	$321,269

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Coupon interest	$1,893	$1,893	$5,679	$5,685
Amortization of deferred costs and premium	333	333	999	1,001
Total interest	$2,226	$2,226	$6,678	$6,686

As of September 27, 2024, the Company had reserved $29,377 of its asset-based loan facility for the issuance of letters of credit and funds totaling $170,623 were available for borrowing.

Note 10 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirty-nine weeks ended September 27, 2024:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	461,752	$32.13	1,078,169	$32.88	421,056	$30.00
Granted	259,522	38.25	313,188	38.53	55,270	34.68
Vested	(230,684)	31.87	(172,232)	32.07	(166,343)	31.43
Forfeited	(7,945)	34.62	(337,625)	33.55	(6,947)	31.39
Unvested at September 27, 2024	482,645	$35.50	881,500	$34.79	303,036	$30.04

The Company granted 627,980 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $38.08 during the thirty-nine weeks ended September 27, 2024. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to 5 years. The Company recognized expense on its RSAs and RSUs totaling $3,813 and $4,730 during the thirteen weeks ended September 27, 2024 and September 29, 2023, respectively, and $11,349 and $14,224 during the thirty-nine weeks ended September 27, 2024 and September 29, 2023, respectively.

At September 27, 2024, the total unrecognized compensation cost for unvested RSAs and RSUs was $23,897 and the weighted-average remaining period was approximately 1.7 years. Of this total, $12,990 related to awards with time-based vesting provisions and $10,907 related to awards with performance- and market-based vesting provisions. At September 27, 2024, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.6 years and 1.9 years, respectively.

No share-based compensation expense has been capitalized.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000, targeting $25,000 to $100,000 of share repurchases by the end of fiscal 2025. The remaining share purchase authorization was $90,000 at September 27, 2024. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 11 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s Chairman, President and Chief Executive Officer, and John Pappas, the Company’s Vice Chairman and Chief Operating Officer, and are deemed to be affiliates of these individuals. Expense related to this facility totaled $176 and $123 during the thirteen weeks ended September 27, 2024 and September 29, 2023, respectively, and $529 and $369 during the thirty-nine weeks ended September 27, 2024 and September 29, 2023, respectively.

Note 12 – Income Taxes

The Company’s effective tax rate was 30.0% and 48.3% for the thirteen weeks ended September 27, 2024 and September 29, 2023, respectively, and 30.0% and 36.8% for the thirty-nine weeks ended September 27, 2024 and September 29, 2023, respectively. The higher effective tax rate in the prior year period was primarily due to a discrete charge for return-to-provision adjustments related to certain nondeductible costs identified in the completion of the Company’s fiscal 2022 tax return. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

The Company’s income tax provision reflects the impact of an expected income tax refund receivable of $25,592 as of September 27, 2024, which is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

Note 13 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023
Supplemental cash flow disclosures:
Cash paid for income taxes	$9,727	$17,574
Cash paid for interest, net of cash received	$29,555	$28,339
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,486	$28,203
Operating cash flows from finance leases	$1,540	$524
ROU assets obtained in exchange for lease liabilities:
Operating leases	$4,747	$42,991
Finance leases	$27,205	$3,963
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$2,496
Unsecured notes issued for acquisitions	$—	$10,000
Contingent earn-out liabilities for acquisitions	$—	$5,765

Note 14 – Subsequent Events

On October 22, 2024, the Company entered into a twelfth amendment to its senior secured term loan agreement, which reduced the interest charged on the senior secured term loan B facility by 50 basis points.

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

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	$931,452	$881,825	$2,760,644	$2,483,290
Cost of sales	706,704	674,127	2,097,458	1,897,440
Gross profit	224,748	207,698	663,186	585,850
Selling, general and administrative expenses	192,894	179,614	578,049	514,793
Other operating (income) expenses, net	(28)	2,535	3,385	8,269
Operating income	31,882	25,549	81,752	62,788
Interest expense	11,743	11,379	36,677	33,391
Income before income taxes	20,139	14,170	45,075	29,397
Provision for income tax expense	6,041	6,848	13,522	10,807
Net income	$14,098	$7,322	$31,553	$18,590

Thirteen Weeks Ended September 27, 2024 Compared to Thirteen Weeks Ended September 29, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$931,452	$881,825	$49,627	5.6%

Case count increased approximately 3.1% in our specialty category. In addition, specialty unique customers and placements increased 4.7% and 10.8%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category increased 1.0% compared to the prior year. Estimated inflation was 4.3% in our specialty category and 1.4% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$224,748	$207,698	$17,050	8.2%
Gross profit margin	24.1%	23.6%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin increased approximately 58 basis points. Gross profit margins increased 50 basis points in the Company’s specialty category and increased 45 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$192,894	$179,614	$13,280	7.4%
Percentage of net sales	20.7%	20.4%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization expenses driven by facility investments, and higher costs associated with compensation and benefits, facilities and distribution to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 30 basis points due to increased near-term costs associated with our investments in facilities.

Other Operating (Income) Expenses, Net

	2024	2023	$ Change	% Change
Other operating (income) expenses, net	$(28)	$2,535	$(2,563)	(101.1)%

Other operating (income) expenses, net decreased by $2.6 million primarily due non-cash charges of $1.8 million recorded during the thirteen weeks ended September 29, 2023 for changes in the fair value of our contingent liabilities compared to non-cash credits of $0.1 million recorded during the thirteen weeks ended September 27, 2024, as well as lower third-party deal costs incurred in connection with business acquisitions and financing arrangements during the thirteen weeks ended September 27, 2024 compared to the prior year quarter.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$11,743	$11,379	$364	3.2%

Interest expense increased primarily due to higher aggregate principal amounts of debt outstanding, partially offset by lower interest rates.

Provision for Income Tax Expense

	2024	2023	$ Change	% Change
Provision for income tax expense	$6,041	$6,848	$(807)	(11.8)%
Effective tax rate	30.0%	48.3%

The higher effective tax rate for the thirteen weeks ended September 29, 2023 was primarily driven by a $2.1 million charge in the prior year period for return-to-provision adjustments identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate.

Thirty-Nine Weeks Ended September 27, 2024 Compared to Thirty-Nine Weeks Ended September 29, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$2,760,644	$2,483,290	$277,354	11.2%

Organic growth contributed $175.8 million, or 7.1%, to sales growth and the remaining sales growth of $101.6 million, or 4.1%, resulted from acquisitions. Organic case count increased approximately 4.1% in our specialty category. In addition, specialty unique customers and placements increased 7.4% and 11.3%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 3.2% compared to the prior year. Estimated inflation was 2.9% in our specialty category and 3.4% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$663,186	$585,850	$77,336	13.2%
Gross profit margin	24.0%	23.6%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 43 basis points. Gross profit margins increased 35 basis points in the Company’s specialty category and increased 20 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$578,049	$514,793	$63,256	12.3%
Percentage of net sales	20.9%	20.7%

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

Other Operating Expenses, Net

	2024	2023	$ Change	% Change
Other operating expenses, net	$3,385	$8,269	$(4,884)	(59.1)%

The decrease in net other operating expense was primarily due to an impairment charge on customer relationships intangible assets of $1.8 million recorded during the thirty-nine weeks ended September 29, 2023 related to the loss of a significant Hardie’s Fresh Foods customer post-acquisition, non-cash credits of $0.7 million for changes in the fair value of our contingent earn-out liabilities in the current period compared to non-cash charges of $2.9 million in the prior year period and lower third-party deal costs incurred in connection with business acquisitions and financing arrangements during the thirty-nine weeks ended September 27, 2024, partially offset by charges associated with employee severance in the first quarter of 2024.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$36,677	$33,391	$3,286	9.8%

Interest expense increased primarily driven by higher average principal amounts of outstanding debt during the period and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Taxes

	2024	2023	$ Change	% Change
Provision for income tax expense	$13,522	$10,807	$2,715	25.1%
Effective tax rate	30.0%	36.8%

The higher effective tax rate for the thirty-nine weeks ended September 29, 2023 was primarily driven by a $2.1 million charge in the prior year period for return-to-provision adjustments identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness (in thousands):

	September 27, 2024	December 29, 2023
Senior secured term loan	$262,750	$276,250
Total convertible debt	327,184	327,184
Borrowings outstanding on asset-based loan facility	100,000	100,000
Finance leases and other financing obligations	55,651	31,892

Recent Financing Transactions

In March 2024, we amended our senior secured term loan agreement, which reduced the interest rate spread by 75 basis points on our senior secured term loan facility. On October 22, 2024, we further amended our senior secured term loan agreement, which reduced the interest rate spread by an additional 50 basis points. Additionally, during the thirty-nine weeks ended September 27, 2024, we made voluntary principal prepayments of $12.0 million towards the senior secured term loan.

During the thirty-nine weeks ended September 27, 2024, we made a scheduled principal payment of $5.0 million towards the unsecured note issued in connection with the GreenLeaf acquisition. The note is presented under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the thirty-nine weeks ended September 27, 2024, we repurchased and retired 264,076 shares of our common stock at an average purchase price of $37.86 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $90.0 million at September 27, 2024. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity (in thousands):

	September 27, 2024	December 29, 2023
Cash and cash equivalents	$50,705	$49,878
Working capital(1), excluding cash and cash equivalents	312,496	295,288
Availability under asset-based loan facility	170,623	172,030
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2024 will be approximately $45.0 million to $50.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$80,057	$20,045
Net cash used in investing activities	(41,446)	(155,730)
Net cash (used in) provided by financing activities	(37,826)	10,473

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $80.1 million for the thirty-nine weeks ended September 27, 2024 compared to $20.0 million for the thirty-nine weeks ended September 29, 2023. The increase in cash provided by operating activities was primarily due to sales growth and lower inventory purchase levels in the current period as the prior year results included a strategic pull forward of inventory purchases that did not recur.

Net cash used in investing activities was $41.4 million for the thirty-nine weeks ended September 27, 2024, driven by capital expenditures of $41.1 million.

Net cash used in financing activities was $37.8 million for the thirty-nine weeks ended September 27, 2024 driven by $18.5 million of payments of debt and other financing obligations, $10.0 million used to repurchase our common stock, $7.4 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $3.8 million of earn-out payments and $5.0 million of finance lease payments, partially offset by $6.8 million of borrowings under our revolving credit facilities.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of September 27, 2024, we had aggregate indebtedness outstanding of $369.6 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.6 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
June 29, 2024 to July 26, 2024	—	$—	—	$90,000
July 27, 2024 to August 23, 2024	2,428	37.93	—	90,000
August 24, 2024 to September 27, 2024	—	—	—	90,000
Total	2,428	$37.93	—	$90,000

(1)Represents withholding of 2,428 shares of our common stock during the thirteen weeks ended September 27, 2024 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2024.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 30, 2024	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2024	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)