Form 10-K
period 2024-12-27
Chefs' Warehouse, Inc.
filed 2025-02-25
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2024
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 28, 2024): $1,349,783,484

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2025
Common Stock, $.01 par value per share	40,267,948 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 9, 2025 (“Proxy Statement”)	Part III

Total number of pages: 86

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
•changes in our credit profile and any effect they may have on our relationships with suppliers;
•the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
•price reductions by our manufacturers of products that we sell which could cause the value of our inventory to decline or our customers to demand lower sales prices;
•fuel cost volatility and its impact on distribution, packaging and energy costs;
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
◦dependence on independent certifications for products;
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
•unanticipated expenses, including, without limitation, litigation or legal settlement expenses, adverse judgments, or impairment charges;
•the cost and adequacy of our insurance policies;
•the impact and effects of public health crises, pandemics and epidemics and the adverse impact thereof on our business, financial condition, and results of operations;

•economic and other developments, or events, including adverse weather conditions, in the culinary markets in which we operate;
•information technology system failures, cybersecurity incidents, or other disruptions to our use of technology and networks;
•our ability to realize the benefits we anticipate from investments in information technology;
•our ability to protect our intellectual property;
•significant governmental regulation and any potential failure to comply with such regulations;
•changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters;
•federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation;
•climate change or the legal, regulatory or market measures being implemented to address climate change;
•the concentration of ownership among our existing executive officers, directors and their affiliates which may prevent new investors from influencing significant corporate decisions;
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
•other factors discussed elsewhere in this report, including Part I, Item 1A of this Form-10K and in our other public filings with the Securities and Exchange Commission (“SEC”).

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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 88,000 stock-keeping units (“SKUs”) from more than 4,000 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our Allen Brothers, Inc. (“Allen Brothers”) mail and e-commerce platform.

Since our formation in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.1 billion for the fiscal year ended December 25, 2020 to $3.8 billion for the fiscal year ended December 27, 2024. Our historical sales growth and our ability to manage through the material adverse impacts of the Covid-19 Pandemic on our business are the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Since December 25, 2020, we have completed sixteen acquisitions which have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. The up-front cash purchase prices for these sixteen acquisitions was more than $326.2 million, which we funded with cash generated from our operations and borrowings under our then existing credit facilities.

Excluding our direct-to-consumer businesses, we currently serve more than 50,000 core customer locations in our twenty-three primary geographic markets across the United States, the Middle East, and Canada. We maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers by leveraging an experienced and sophisticated sales force of approximately 980 sales and customer service professionals. We operate 49 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our nearly 40-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

Leading Distributor of Specialty Food Products in Many of the Key Culinary Markets. Based on our management’s industry knowledge and experience, we believe we are among the largest distributors of specialty food products, as measured by net sales, in the New York, Washington, D.C., San Francisco and Los Angeles metropolitan markets. We believe these markets, along with a number of other markets we serve, including Las Vegas, Miami, New England, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Texas, Dubai, Abu Dhabi, and Qatar create and set the culinary trends for the rest of the United States, the Middle East, and Canada and provide us with valuable insight into the latest culinary and menu practices. Furthermore, we believe our established relationships with many of the top chefs, culinary schools and dining establishments in these key culinary markets have benefited us when we entered into new markets where we believe that chefs at our potential customers were generally knowledgeable of our brand and commitment to quality and excellence from their experience working in other markets which we serve or through their personal relationships throughout the culinary industry.

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 88,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors.

Critical Route-to-Market for Specialty Food Suppliers. We currently distribute products from more than 4,000 different suppliers. Our suppliers are located throughout North America, Europe, Asia, Australia, and South America and include numerous small, family-owned entities and artisanal food producers. We are the largest customer for many of our suppliers. As a result, our experienced and sophisticated sales professionals, customer relationships and distribution platform are important to these suppliers’ route-to-market, which enables us to offer a wide range of products on an exclusive basis.

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 50,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our Core Customers.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 980 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 49 distribution centers located throughout the United States, Middle East and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 88,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

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

Expand our Customer Base Within our Existing Markets. We serve more than 50,000 Core Customer locations, excluding our direct-to-consumer business, in the United States, Middle East, and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our nearly 40-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering, we have completed thirty-six acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

We distribute our specialty food products to over 50,000 distinct Core Customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, Denver, Dubai, Abu Dhabi, Oman and Qatar. We believe that many of these markets set the culinary trends for the rest of the United States, Middle East and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for less than 6% of total net sales for our 2024 fiscal year. Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

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

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America. We carry more than 88,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 980 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We currently distribute products from more than 4,000 different suppliers. We carry multiple products and utilize multiple suppliers in all of our product categories, thereby eliminating our dependence upon any single supplier. Additionally, we seek to limit commodity risk by utilizing sophisticated forecasting and inventory management systems to minimize the inventory carrying time of commodity-oriented products and by leveraging the specialized product knowledge of our product specialists to manage purchasing and inventory levels when appropriate.

Our Operations and Distribution Centers

Operating out of 49 distribution centers of varying size and providing service six days a week in many areas, we utilize our fleet of delivery trucks to fill customer orders, usually within 12-24 hours of order placement. We have invested significantly in sophisticated warehousing, inventory control and distribution systems, as described in more detail below.

We are implementing wearable inventory scanning devices as our selection technology as we migrate away from voice pick systems in each of our distribution facilities, which enables our warehouse employees to fill orders with greater speed and accuracy and reduce damages and returns.

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

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. Over recent years, we have made significant investments in distribution, sales, information and warehouse management systems and are in the process of implementing and improving a fully-integrated Enterprise Resource Planning system. Our systems improvements include the implementation of route optimization software, a warehouse management system at all specialty warehouses that integrates with pick-to-voice and directed put-away systems. We are driving increasing sales volume through our e-commerce platform by optimizing our customers’ re-order and product discovery journeys. We believe we will be able to utilize advancements in search and artificial intelligence to enable us to better predict our customers’ needs so that we can deliver the same level of service online as we do offline. We also leverage a reporting and analytics platform that provides our sales team and management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology to provide the fuel to drive profitable growth.

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

Human Capital Management

As of December 27, 2024, we had 5,029 full-time employees, 145 of whom (approximately 3%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2025 and 2027. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Workforce Health and Safety

The safety and health of our employees is a top priority for us. Our safety culture is maintained and strengthened by periodic trainings for employees and senior management, as well as labor, health, anti-discrimination and anti-harassment policies, and we are committed to maintaining a safe and healthy work environment in all aspects of our business. In this effort, we provide and require various trainings to ensure a wide understanding of standards, expectations, and best practices. Additionally, all of our fleet drivers are taught the Smith System for road safety. This system provides our drivers with tools and knowledge to make smart decisions behind the wheel, reducing the risk of accidents and injuries while ensuring timely deliveries to our customers. Managers who oversee drivers ensure all drivers comply with Federal Motor Carrier Safety regulations. By implementing such training at every level of our operations along with compliance training, we are able to provide our customers with the exceptional service they expect without compromising the safety and comfort of our employees.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. As a foundation of diversity and inclusion, we focus on increasing underrepresented populations across our business. In 2024, approximately 70% of our employees, and more than 20% of our management, were diverse. We have diversity equity & inclusion monthly programming that celebrates the wide variety of diverse employees and topics that impact our employees. Each year, we conduct mandatory training on diversity equity & inclusion topics and provide managers with practical tools to operate in today’s global environment and develop their skill sets, awareness and business acumen in this on-going matter of being diverse and inclusive.

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

Regulation

As a distributor of specialty food products and meat and seafood in the United States and Canada, we are subject to regulation by numerous international, federal, state, provincial and local regulatory agencies. For example, at the U.S. federal level, we are subject to the Federal Food, Drug and Cosmetic Act, the Food Safety Modernization Act, the Bioterrorism Act and regulations promulgated by the U.S. Food and Drug Administration (“FDA”). The FDA regulates manufacturing and holding requirements for foods, specifies the standards of identity for certain foods and prescribes the format and content of certain information required to appear on food product labels, among other responsibilities. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Country of Origin Labeling Act and regulations promulgated thereunder by the U.S. Department of Agriculture (“USDA”). The USDA imposes standards for product quality and sanitation, including the inspection and labeling of meat and poultry products and the grading and commercial acceptance of produce shipments from vendors. The products we distribute in Canada are subject to regulation and inspection by Health Canada and the Canadian Food Inspection Agency. Our distribution operations in the Middle East are subject to regulation by municipal and local regulatory agencies including the Abu Dhabi Food Control Authority, the Ministry of Health in Qatar, the Centre for Food and Safety and Quality in Oman, and the Department of Food Safety in Dubai. Our suppliers are also subject to similar regulatory requirements and oversight. The failure to comply with applicable regulatory requirements could result in civil or criminal fines or penalties, product recalls, closure of facilities or operations, the loss or revocation of existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business.

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

Available Information

Our principal executive office is located at 100 East Ridge Road, Ridgefield, Connecticut 06877, and our telephone number is (203) 894-1345. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investors section of our website (https://www.chefswarehouse.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference into this report.

We have also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is publicly available on the Investor Relations section of our website (https://www.chefswarehouse.com) and is available free of charge by writing to The Chefs’ Warehouse, Inc., 100 East Ridge Road, Ridgefield, Connecticut 06877, Attn: Investor Relations. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, we intend to make any legally required disclosures regarding such amendments or waivers on the Investors section of our website (https://www.chefswarehouse.com).

The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC located at https://www.sec.gov.

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	65
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

John Pappas Vice Chairman and Director	61
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

Name & Position	Age	Business Experience
James Leddy Chief Financial Officer	61
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	44
Alexandros Aldous is our General Counsel, Corporate Secretary, Chief Government Relations Officer & Chief Administrative Officer, positions he has held since joining us in March 2011, July 27, 2011, March 8, 2017, and September 16, 2021, respectively. Mr. Aldous is also an adjunct Professor of Law at the Washington College of Law, American University. Mr. Aldous's prior work experience includes working as an attorney with Barclays Capital, the investment banking division of Barclays Bank PLC, in London, where he focused primarily on mergers and acquisitions and capital markets, and prior to that, working as an attorney with Shearman & Sterling LLP, in New York, where he focused primarily on mergers and acquisitions. Mr. Aldous is a member of both the Government Relations Leadership Committee and General Counsel Committee of the International Foodservice Distributors Association; a member of the Board of Directors of World Trade Center Miami, including chairperson of its Government Relations Committee; a member of the Board of Trustees of the American College of Greece, including a member of both its Audit Committee and Pierce College Committee; co-chairperson of the Global Alumni Advisory Board of the American College of Greece; and a member of the Board of Advisors of American University's School of International Service. Mr. Aldous earned a B.A. in Classics and Government from Colby College, a Juris Doctor and M.A. from American University and an LL.M. from the London School of Economics and Political Science. Mr. Aldous is licensed to practice law in the State of New York, District of Columbia, and England and Wales.

Timothy McCauley Chief Accounting Officer	60
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

Christina Polychroni Chief Human Resources Officer	45
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

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices if they perceive our indebtedness to be high. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

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

We obtain a significant portion of our specialty food products, produce and center-of-the-plate products from local, regional, national and international third-party suppliers. Our profitability and operating margins are dependent upon, among other things, our ability to anticipate and react to any interruptions in our distribution network and changes to food costs and availability. We generally do not enter into long-term contracts with our suppliers, whereby they would be committed to provide products to us for any appreciable duration of time. Although our purchasing volume can provide leverage when dealing with suppliers, particularly smaller suppliers for whom we may be their largest customer, suppliers may not provide or may be unable to provide the specialty food products, produce or center-of-the-plate products we need in the quantities and at the times and prices we request. Failure to identify an alternate source of supply for these items or comparable products that meet our customers’ expectations may result in significant cost increases. Moreover, we do not currently use financial instruments to hedge our risk exposure to market fluctuations in the price of food products. Similarly, our suppliers may also be affected by higher costs to source or produce and transport food products, as well as by other related expenses that they pass through to their customers, which could result in higher costs for the specialty food products or center-of-the-plate products they supply to us. The United States government and foreign governments may also take actions that may impact the purchase and production of goods, including imposing tariffs or other regulations on certain goods shipped, that may increase costs for goods transported globally. Our inability to anticipate and react to changing food costs through our sourcing and purchasing practices in the future could therefore negatively impact our business, financial condition or results of operations.

Because we do not control the actual production of most of the products we sell, we are also subject to material supply chain interruptions, delays caused by interruption in production, and increases in product costs, including those resulting from product recalls or a need to find alternate materials or suppliers, based on conditions outside our control. These conditions include labor shortages, work slowdowns, work interruptions, strikes or other adverse employment actions by employees of ours or our suppliers, government shutdowns, weather conditions or more prolonged climate change, crop conditions, product recalls, product or raw material scarcity, water shortages, transportation interruptions within our distribution channels, unavailability of fuel or increases in fuel costs, competitive demands, contamination with mold, bacteria or other contaminants, pandemics, natural disasters or other catastrophic events, including the outbreak of e. coli or similar food borne illnesses or bioterrorism in the United States, international hostilities, civil insurrection, and social unrest. For example, weather patterns in recent years have resulted in lower than normal or, conversely, higher than normal levels of rainfall and snowfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food products grown in states affected by such weather. Additionally, the route-to-market for some of the products we sell, such as baking chocolate, depends upon the stability of political climates and a stable labor force in developing nations, such as the Ivory Coast. In such countries, political and social unrest may cause the prices for these products to rise to levels beyond those that our customers are willing to pay, if the product is available at all. If we are unable to obtain these products, our customers may seek a different supplier for these or other products which could negatively impact our business, financial condition or results of operations.

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

Price reductions by our manufacturers of products that we sell could cause the value of our inventory to decline. Also, these price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales.

The value of our inventory could decline as a result of manufacturer price reductions with respect to products that we sell. Such a decline could have an adverse effect on our revenues. Also, decreases in the market prices of products that we sell could cause customers to demand lower sales prices from us. These price reductions could reduce our margins and profitability on sales with respect to the lower-priced products to the extent that we purchased our inventory of these products at the higher prices prior to the manufacturers price reductions. Reductions in our margins and profitability on sales could have a material adverse effect on our business.

Increases in our labor costs, including as a result of labor shortages, the unionization of some of our associates, the price or unavailability of insurance and changes in government regulation could slow our growth or harm our business.

As of December 27, 2024, we had 5,029 full-time employees, 145 of whom (approximately 3%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2025 and 2027. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on us. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with existing unions could have substantially less favorable terms than those negotiated prior to such expanded union-organizing efforts.

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

We believe that we have built a strong reputation for the breadth and depth of our product portfolio and the brands we carry and that we must protect and grow their value to be successful in the future. Any incident that erodes consumer confidence in or affinity for our specialty food, produce or center-of-the-plate products or brands, whether or not justified, could significantly reduce their respective values and damage our business. If our customers perceive or experience a reduction in the quality or selection of our products and brands or our customer service, or in any way believe that we failed to deliver a consistently positive experience, our business, financial condition or results of operations may be affected in a materially adverse manner. Further, the growing use of social media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social media could seriously damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

We may need to recall our products if they become adulterated. If patrons of our restaurant customers become ill from food-borne illnesses, our customers could be forced to temporarily close restaurant locations and our sales would be correspondingly decreased. A specialty foods distribution business such as ours can be adversely affected by negative publicity or news reports, whether or not accurate, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our products or others across the food distribution industry. In addition, a widespread health epidemic or food-borne illness, whether or not related to the use of our products, as well as terrorist events may cause consumers to avoid public gathering places, like restaurants, or otherwise change their eating behaviors. Although we have taken steps to mitigate food quality, public health and other foodservice-related risks, these types of health concerns or negative publicity cannot be completely eliminated or mitigated and may harm our results of operations and damage the reputation of, or result in a lack of acceptance of, our products or the brands we carry.

New information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute could result in changes in consumer eating habits, which could have a material adverse effect on our business, financial condition or results of operations.

Consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming the products we distribute. For example, customers have increasingly focused on well-being, including reducing sodium and added sugar consumption or using weight-loss drugs to reduce consumption overall or change consumption patterns, as well as the source and authenticity of ingredients in the foods they consume. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with the implementation of those changes. Additionally, changes in consumer eating habits may result in the enactment of laws and regulations that impact the ingredients and nutritional content of our products or require us to disclose the nutritional content of products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our products, may be costly and time consuming. We cannot assure investors that we will be able to effectively respond to changes in consumer health perceptions or resulting new laws or regulations or to adapt our product offerings to trends in eating habits.

We rely on independent certifications for a number of our products.

We rely on independent third-party certifications, such as certifications of our products as “organic” or “Non-GMO,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a monthly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions per occurrence. The amounts in excess of our deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters create a variety of risks for our business.

Increasingly, regulators, consumers, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, public disclosure regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. This rapidly changing environment may result in increased general and administrative expenses.

We may also communicate certain initiatives and goals regarding environmental matters, diversity and other ESG-related matters. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, results of operations and financial condition could be adversely impacted.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market, which we define as our operations spanning from New York to Atlantic City, accounted for approximately 15.9% of our net sales for fiscal year 2024. We are therefore particularly exposed to downturns in this regional economy. We also have significant operations in the San Francisco Bay Area, Los Angeles, New England and Middle East. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, New England and Middle East areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

In addition, given our geographic concentrations, and recent international expansion, other regional occurrences such as adverse weather conditions, terrorist attacks and other catastrophic events could have a material adverse effect on our business, financial condition or results of operations. Adverse weather conditions can significantly impact the business of our customers and our ability to profitably and efficiently conduct our operations and, in severe cases, could result in our trucks being unable to make deliveries or cause the temporary closure or the destruction of one or more of our distribution centers. Our operations and/or distribution centers which are located in (i) New York City, New England, Ohio, Washington D.C., Chicago and Canada are particularly susceptible to significant amounts of snowfall and ice, (ii) Florida is particularly susceptible to hurricanes and flooding, and (iii) Los Angeles and San Francisco are particularly susceptible to earthquakes, mudslides and wildfires, among other locally occurring adverse weather conditions. In addition, our restaurant customers, many of which are independently owned with operations limited to one or two markets, may be less able to withstand the impact on their business from adverse weather conditions than national chain restaurants because they are unable to spread the risks of such events across numerous locations. In some cases, these customers may not be able to re-open their restaurants, and consequently make payment to us for products previously provided, if the weather event or other catastrophic event is severe, particularly if they lacked sufficient insurance or their insurance claims are not processed quickly.

Due to their prominence as, among other characteristics, densely-populated major metropolitan cities and as international hubs for intermodal transportation, a majority of our markets are potential targets for terrorist activity and are susceptible to other catastrophic events and could be subject to transportation disruption.

Our markets outside the United States may also be impacted by political protests or instability. Moreover, our business, including our global supply chain, may be affected by geopolitical issues, such as the Russian invasion of Ukraine and related sanctions as well as the ongoing conflict in Israel and the Middle East, which have resulted in increased global tensions and contributed to rising input costs. Sustained or worsening global economic conditions and geopolitical issues may disrupt or increase our cost of doing business and otherwise disrupt and delay our supply chain operations. If our or our customers’ operations are significantly disrupted or if any one or more of our distribution centers is temporarily closed or destroyed for any of the foregoing reasons, our business, financial condition or results of operations may be materially adversely affected.

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

While we have implemented cybersecurity solutions, conducted employee awareness campaigns, employed both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches, attacks, or other disruptive problems, such efforts may be unsuccessful which in turn could provide an opportunity for cyber attacks. Additionally, information technology systems, including those used by cyber attackers, continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. For example, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers. Use of artificial intelligence by us or such third parties, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. Our failure to implement timely and/or successfully new technologies may adversely affect our business and competitiveness and, consequently, our results of operations.

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

We may also voluntarily recall or withdraw products that we consider not to meet our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. If there is any future product withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, or lost sales because of the unavailability of the product.

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

For example, on October 7, 2023, California Governor Gavin Newsom signed into law SB 261 (“SB 261”), Greenhouse Gases: Climate-Related Financial Risk, and SB 253 (“SB 253”), the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California. As a company with operations in California, we may fall under the jurisdiction of these new laws. Commencing on January 1, 2026, and biennially thereafter, SB 261 mandates that we publicly disclose our climate-related financial risks, including disclosing strategies we have adopted to mitigate and adapt to these risks. Non-compliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year, and we may also be required to pay an annual filing fee. Disclosure requirements under SB 253 are expected to be outlined by the California Air Resources Board (“CARB”) in July 2025, with disclosure obligations set to take effect starting in 2026 on or by a date to be determined by CARB. Non-compliance with the requirements of SB 253 could expose us to a fine of up to $500,000 per reporting year. Additionally, California enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective January 1, 2024, created new annual disclosure requirements regarding substantiation of certain climate-related statements, and may increase our compliance costs. Non-compliance with the requirements of AB 1305 could expose us to fines of up to $2,500 per individual violation, up to a total of $500,000.

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

We are subject to federal, state, provincial and local tax laws and regulations in the United States, Canada and Middle East and changes in tax laws or regulations or tax rulings may have an adverse impact on our effective tax rate. The U.S. and many state and local jurisdictions where we do business from time to time enact changes in relevant tax, accounting and other laws, regulations and interpretations. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. Given the unpredictability of possible changes to U.S. federal and state and local tax laws and regulations, it is very difficult to predict their cumulative effect on our results of operations and cash flows, but new and changed laws and regulations could adversely impact our results of operations. Although we believe that our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or any other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our business, financial condition or results of operations.

Many jurisdictions and intergovernmental organizations have been discussing or are in the process of implementing proposals that may change various aspects of the existing framework under which our tax obligations are determined in future periods. For example, the Organization for Economic Co-operation and Development (the “OECD”), an international association comprised of 38 countries, including the United States, has issued proposals that change long-standing tax principles including on a global minimum tax initiative. In December 2022, the European Union member states agreed to implement the OECD’s Base Erosion and Profit Shifting (“BEPS”) 2.0 Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million, with associated rules going into effect in some member states in 2024. In June 2024, Canada enacted the Pillar Two global minimum tax rate. Numerous other countries have also begun to implement or have already implemented similar measures. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

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

As of December 27, 2024, we had approximately $720.2 million of total indebtedness, consisting of $260.0 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $287.5 million of convertible debt, $120.0 million of borrowings outstanding under our asset-based loan facility (“ABL”) and $52.7 million of finance leases and other financing obligations. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

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

As of February 10, 2025, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 12.6% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman and chief operating officer, beneficially owned approximately 10.8% of our outstanding shares of common stock as of February 10, 2025. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

We did not experience a material cybersecurity incident during the fiscal year ended December 27, 2024. For more information on risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see “Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our board of directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, including the Company’s risk profile and exposures as they relate to cybersecurity, conducting reviews of policies regarding risk assessment and risk management and major risk exposures, as well as evaluations of risks from potential or actual cybersecurity threats. Our Chief Information Officer, Vice President of Infrastructure, and Security Administrator have responsibility of cybersecurity oversight of the Company and each have 13, 16, and 7 years of cybersecurity experience, respectively. The Security Administrator reports to the Vice President of Infrastructure, who in turn reports to the Chief Information Officer. Members of the Board receive regular quarterly cybersecurity updates from our Chief Information Officer, including updates on existing and new cybersecurity risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Item 2.     PROPERTIES

We operate 49 distributions centers located in the United States, Canada, Qatar, Oman, and United Arab Emirates, totaling approximately 3.0 million square feet. We own two distribution facilities in Massachusetts with a combined 241,000 square feet, two distribution centers in Ohio with a combined 120,400 square feet, and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. Additionally we own an airplane hangar in Connecticut. All of our other properties are leased. The following table sets forth our significant distribution, protein processing, corporate and other support facilities by state or country and their approximate aggregate square footage as of December 27, 2024.

State / Country	Number of Facilities	Total Square Footage
California	11	801,400
Texas	6	392,000
Maryland	4	324,500
United Arab Emirates	3	319,500
Massachusetts	7	287,300
New York	2	246,100
Florida (2)	4	235,000
Oregon	3	211,300
New Jersey	2	206,900
Illinois	3	144,200
Ohio	2	120,400
Nevada	3	117,600
Canada	4	99,400
Washington	1	83,500
Arizona	1	46,300
Qatar	1	43,200
Michigan	2	33,000
Tennessee	1	32,800
Connecticut (1)	2	29,200
Oman	3	14,500
Colorado	2	13,700
Total	67	3,801,800

(1)Includes our corporate headquarters in Ridgefield, Connecticut.
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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of December 27, 2024, there were 94 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid, and have no immediate plans to pay, cash dividends on our common stock. Further, our ability to pay dividends is limited by the terms and conditions of our senior secured credit agreements, which require compliance with certain baskets and ratio tests and certain excess availability tests.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 27, 2019 through December 27, 2024 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 27, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.,
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

	December 27, 2019	December 25, 2020	December 24, 2021	December 30, 2022	December 29, 2023	December 27, 2024
The Chefs’ Warehouse, Inc.	$100.00	$62.92	$85.78	$87.65	$77.51	$128.21
NASDAQ Composite Index	$100.00	$142.17	$173.80	$116.21	$166.67	$218.97
S&P Smallcap Food Distributor Index	$100.00	$106.70	$206.77	$189.89	$155.51	$175.45

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2024 to October 25, 2024	—	$—	—	$90,000
October 26, 2024 to November 22, 2024	2,297	39.95	—	90,000
November 23, 2024 to December 27, 2024	162,514	45.55	162,159	82,617
Total	164,811	$45.47	162,159	$82,617

(1)During the thirteen weeks ended December 27, 2024, we withheld 164,811 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, in addition to shares purchased as part of a publicly announced program.
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

Item 6.     RESERVED

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us”, and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts included in the tables in the following discussion are presented in thousands.

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 88,000 SKUs, ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins. We serve more than 50,000 Core Customer locations, primarily located in our twenty-three geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of new distribution centers in Portland, San Francisco, United Arab Emirates, Philadelphia, Los Angeles and Miami; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

Acquisitions

On May 1, 2023, we acquired substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $88.2 million consisting of $72.2 million paid in cash at closing, $3.6 million paid upon settlement of a net working capital true-up, the issuance of a $10.0 million unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2.5 million based on the trading price of the Company’s common stock on the date of acquisition.

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

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 3.0 million square feet in 49 distribution facilities as of December 27, 2024. Over the period from fiscal 2022 through fiscal 2024, we have invested significantly in acquisitions, infrastructure and management.

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
•Interest expense: Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

This discussion focuses on our fiscal 2024 results, compared with fiscal 2023 results. The discussion of our fiscal 2023 results, compared with fiscal 2022 results, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$3,794,212	$3,433,763	$2,613,399
Cost of sales	2,880,065	2,619,289	1,994,763
Gross profit	914,147	814,474	618,636
Selling, general and administrative expenses	784,852	704,758	518,219
Other operating expenses	1,088	8,773	14,679
Operating income	128,207	100,943	85,738
Interest expense	48,675	45,474	43,849
Income before income taxes	79,532	55,469	41,889
Provision for income tax expense	24,053	20,879	14,139
Net income	$55,479	$34,590	$27,750

Fiscal Year Ended December 27, 2024 Compared to Fiscal Year Ended December 29, 2023

Net Sales

	2024	2023	$ Change	% Change
Net sales	$3,794,212	$3,433,763	$360,449	10.5%

Organic growth contributed $258.9 million, or 7.5%, to sales growth and the remaining growth of $101.6 million, or 3.0%, resulted from prior year acquisitions. Organic case count increased approximately 4.6% in our specialty category. In addition, specialty unique customers and placements increased 6.6% and 11.6%, respectively, compared to the prior year. Organic pounds sold in our center-of-the-plate category increased 3.3% compared to the prior year. Estimated inflation was 3.5% in our specialty category and 3.0% in our center-of-the-plate category compared to fiscal 2023.

Gross Profit

	2024	2023	$ Change	% Change
Gross profit	$914,147	$814,474	$99,673	12.2%
Gross profit margin	24.1%	23.7%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 37 basis points due to sales growth combined with improved pricing methods and inventory management, as well as changes in volume mix between specialty and center-of-the-plate category sales. Gross profit margins increased 32 basis points in the Company’s specialty category and increased 12 basis points in the Company’s center-of-the-plate category compared to the prior year.

Selling, General and Administrative Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$784,852	$704,758	$80,094	11.4%
Percentage of net sales	20.7%	20.5%

The increase in selling, general and administrative expenses was primarily due to higher depreciation and amortization expenses driven by acquisitions and facility investments, and higher costs associated with compensation and benefits, facilities and distribution to support sales growth. Our ratio of selling, general and administrative expenses to net sales increased 20 basis points due to increased near-term costs associated with our investments in facilities and acquisitions.

Other Operating Expenses, Net

	2024	2023	$ Change	% Change
Other operating expenses	$1,088	$8,773	$(7,685)	(87.6)%

The decrease in other operating expenses relates primarily to non-cash credits of $3.3 million for changes in the fair value of our contingent earn-out liabilities in fiscal 2024 compared to non-cash charges of $3.1 million in the prior year and a year over year decrease of $2.6 million primarily related to third-party deal costs incurred in connection with business acquisitions and financing arrangements, partially offset by charges associated with employee severance in fiscal 2024. Additionally, fiscal 2023 reflected an impairment charge on customer relationship intangible assets of $1.8 million related to the loss of a significant Hardie’s customer post-acquisition.

Interest Expense

	2024	2023	$ Change	% Change
Interest expense	$48,675	$45,474	$3,201	7.0%

Interest expense increased primarily due to higher average principal amounts of outstanding debt due to an increase in finance leases and amounts drawn on our revolving credit facility and higher rates of interest charged on the variable rate portion of our outstanding debt.

Provision for Income Tax Expense

	2024	2023	$ Change	% Change
Provision for income tax expense	$24,053	$20,879	$3,174	15.2%
Effective tax rate	30.2%	37.6%

The lower effective tax rate for fiscal 2024 was primarily driven by a $2.1 million charge in fiscal 2023 for return-to-provision adjustments identified in the completion of our fiscal 2022 tax return and the impact of those adjustments on the fiscal 2023 estimated annual effective tax rate.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	December 27, 2024	December 29, 2023	December 30, 2022
Senior secured term loan	$260,000	$276,250	$299,250
Total convertible debt	$287,500	$327,184	$333,184
Borrowings outstanding on asset-based loan facility	$120,000	$100,000	$40,000
Finance leases and other financing obligations	$52,673	$31,892	$13,548

As of December 27, 2024, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $672.5 million. We had outstanding letters of credit of approximately $34.4 million and $30.1 million at December 27, 2024 and December 29, 2023, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Significant Financing Transactions

In December 2024, the 1.875% Convertible Senior Notes ( the “2024 Convertible Notes”) matured and we issued 858,360 shares of our common stock, in accordance with the exercise of conversion rights provisions of the 2024 Convertible Notes, and paid approximately $2.1 million, which included accrued interest on the 2024 Convertible Notes.

In March 2024, we amended our senior secured term loan agreement, which reduced the interest rate spread by 75 basis points on our senior secured term loan facility. In October 2024, we further amended our senior secured term loan agreement, which reduced the interest rate spread by an additional 50 basis points. Additionally, during fiscal 2024, we made voluntary principal prepayments of $14.0 million towards the senior secured term loan.

In April 2024, we made a scheduled principal payment of $5.0 million towards the unsecured note issued in connection with the GreenLeaf acquisition. The note is presented under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During fiscal 2024, we repurchased and retired 426,235 shares of our common stock at an average purchase price of $40.78 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $82.6 million at December 27, 2024. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

On July 7, 2023, we increased the aggregate commitments on our asset-based loan facility to $300.0 million.

On December 13, 2022, we issued $287.5 million aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). Concurrently with the issuance of the 2028 Convertible Notes, we exchanged or repurchased approximately $158.3 million principal amount of the 2024 Convertible Notes for an aggregate consideration consisting of approximately $159.7 million in cash, which includes accrued interest on the 2024 Convertible Notes, and approximately 324,066 shares of the Company’s common stock. We incurred transaction costs of approximately $7.0 million which were capitalized as deferred financing fees to be amortized over the term of the 2028 Senior Notes.

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

Liquidity

The following table presents selected financial information on liquidity:

	December 27, 2024	December 29, 2023	December 30, 2022
Cash and cash equivalents	$114,655	$49,878	$158,800
Working capital,(1) excluding cash and cash equivalents	$327,992	$295,288	$278,315
Availability under asset-based loan facility	$146,674	$172,030	$135,827
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

Our capital expenditures, excluding cash paid for acquisitions, were approximately $49.5 million for fiscal 2024. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2025 will be approximately $40.0 million to $50.0 million.

Our long-term cash requirements include:

•Debt obligations: See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments and the timing of expected future payments.
•Leases: See Note 11 “Leases” to our consolidated financial statements for details on our various lease arrangements and the timing of expected future payments.
•Self-insurance liabilities: We are self-insured for medical, auto and workers’ compensation claims. Claims in excess of certain levels are insured by external parties. See Note 17 “Commitments and Contingencies” to our consolidated financial statements for further detail.
•Contingent earn-out liabilities: Certain acquisitions involve contingent consideration, typically payable if certain financial performance targets are obtained. See Note 4 “Fair Value Measurements” to our consolidated financial statements for details on our contingent earn-out liabilities outstanding as of December 27, 2024.

Cash Flows

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net cash provided by operating activities	$153,061	$61,639	$23,134
Net cash used in investing activities	$(49,821)	$(179,311)	$(232,023)
Net cash (used in) provided by financing activities	$(38,482)	$9,010	$253,215

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $153.1 million for the fiscal year ended December 27, 2024 compared to $61.6 million for the fiscal year ended December 29, 2023. The increase in cash provided by operating activities was primarily due to gross profit growth, favorable timing of supplier payments at fiscal year-end and higher accrued compensation compared to the prior year.

Net cash used in investing activities was $49.8 million in fiscal 2024 driven by $49.5 million in capital expenditures.

Net cash used by financing activities was $38.5 million for fiscal 2024 driven primarily by $23.0 million of payments of debt and other financing obligations, $26.4 million of payments under our asset-based loan and revolving credit facilities, $17.4 million used to repurchase our common stock, $7.4 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $7.1 million of finance lease payments and $3.8 million of earn-out payments, partially offset by $46.4 million of incremental borrowings on our asset-based loan and revolving credit facilities.

Off-Balance Sheet Arrangements

As of December 27, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the following: (i) determining our allowance for credit losses, (ii) business combinations, (iii) valuing goodwill and intangible assets and (iv) accounting for income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Allowance for Credit Losses

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for credit losses. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers. We may be required to increase or decrease our allowance for credit losses due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $366.3 million and $334.0 million, net of the allowance for credit losses of $22.3 million and $21.4 million, as of December 27, 2024 and December 29, 2023, respectively.

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

Goodwill is tested at the reporting unit level, which is an operating segment or a component of an operating segment. When analyzing whether to aggregate components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate. As of December 27, 2024, we maintain four reporting units.

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

When a quantitative analysis is performed, we estimate the fair value of our reporting units using a combination of income and market approaches. The income approach incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates. We develop estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The market approach of determining fair value, which includes the guideline public company method, is based on comparable market multiples for companies engaged in similar businesses. A goodwill impairment loss, if any, would be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value.

For the fiscal year ended December 27, 2024, the Company assessed the recoverability of goodwill using a quantitative analysis and determined that the fair value of its reporting units substantially exceeded their respective carry values. For the fiscal year ended December 29, 2023, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. As a result, no goodwill impairments were identified for those periods. Total goodwill as of December 27, 2024 and December 29, 2023 was $356.3 million and $356.0 million, respectively.

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

There have been no other events or changes in circumstances during fiscal 2024 or 2023 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 27, 2024 and December 29, 2023 were $160.4 million and $184.9 million, respectively.

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

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 27, 2024, we did not have a valuation allowance. As of December 29, 2023, we had a valuation allowance of $2.1 million, relating to certain net operating losses that may not be realizable in the future based on taxable income forecasts and certain state net operating loss limitations.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. The Company has various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 27, 2024, we had an aggregate $380.0 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.7 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Revenue Transactions

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the point at which control of each product is transferred to the customer. The Company’s total net sales were $3.8 billion for the fiscal year ended December 27, 2024.

We identified the auditing of the accuracy and existence of revenue transactions as a critical audit matter. Auditing the accuracy and existence of revenue was especially challenging due to the significant audit effort in performing procedures related to the accuracy and existence of revenue transactions given the significance of net sales and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls, where applicable, relating to accuracy and existence of revenue transactions.
•Evaluating the accuracy and existence of revenue transactions, on a sample basis, by obtaining and inspecting invoices, shipping documents, and cash receipts from customers, where applicable.
•Recalculating sales prices on a sample basis, where applicable, based on the terms and conditions of underlying signed contracts.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2006.

Stamford, Connecticut
February 25, 2025

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 27, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$114,655	$49,878
Accounts receivable, net of allowances ($22,341 in 2024 and $21,423 in 2023)	366,311	334,015
Inventories	316,014	284,528
Prepaid expenses and other current assets	71,063	62,522
Total current assets	868,043	730,943
Property and equipment, net	275,781	234,793
Operating lease right-of-use assets	191,423	192,307
Goodwill	356,298	356,021
Intangible assets, net	160,383	184,863
Other assets	6,763	6,379
Total assets	$1,858,691	$1,705,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266,775	$200,547
Accrued liabilities	68,538	70,728
Short-term operating lease liabilities	21,965	24,246
Accrued compensation	50,078	37,071
Current portion of long-term debt	18,040	53,185
Total current liabilities	425,396	385,777
Long-term debt, net of current portion	688,744	664,802
Operating lease liabilities	187,079	184,034
Deferred taxes, net	15,891	14,418
Other liabilities	3,935	1,603
Total liabilities	1,321,045	1,250,634
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 27, 2024 and December 29, 2023, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,248,884 and 39,665,796 shares issued and outstanding at December 27, 2024 and December 29, 2023, respectively	402	396
Additional paid in capital	399,111	356,157
Accumulated other comprehensive loss	(3,807)	(1,832)
Retained earnings	141,940	99,951
Total stockholders’ equity	537,646	454,672
Total liabilities and stockholders’ equity	$1,858,691	$1,705,306

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$3,794,212	$3,433,763	$2,613,399
Cost of sales	2,880,065	2,619,289	1,994,763
Gross profit	914,147	814,474	618,636
Selling, general and administrative expenses	784,852	704,758	518,219
Other operating expenses, net	1,088	8,773	14,679
Operating income	128,207	100,943	85,738
Interest expense	48,675	45,474	43,849
Income before income taxes	79,532	55,469	41,889
Provision for income tax expense	24,053	20,879	14,139
Net income	$55,479	$34,590	$27,750
Other comprehensive income:
Foreign currency translation adjustments	(1,975)	353	(163)
Comprehensive income	$53,504	$34,943	$27,587
Net income per share:
Basic	$1.46	$0.92	$0.75
Diluted	$1.32	$0.88	$0.73
Weighted average common shares outstanding:
Basic	37,914,060	37,633,672	37,094,220
Diluted	45,983,065	45,639,220	38,742,328

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 27, 2024, December 29, 2023, and December 30, 2022
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 24, 2021	37,887,675	$380	$314,242	$(2,022)	$37,611	$350,211
Net income	—	—	—	—	27,750	27,750
Stock compensation	466,820	4	13,236	—	—	13,240
Conversion of debt to common stock	324,066	3	11,372	—	—	11,375
Warrants issued for acquisition	—	—	1,701	—	—	1,701
Cumulative translation adjustment	—	—	—	(163)	—	(163)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	(79,171)	(1)	(2,604)	—	—	(2,605)
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	34,590	34,590
Stock compensation	1,053,256	10	17,813	—	—	17,823
Shares issued for acquisitions	75,008	1	2,494	—	—	2,495
Cumulative translation adjustment	—	—	—	353	—	353
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	(61,858)	(1)	(2,097)	—	—	(2,098)
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	$454,672
Net income	—	—	—	—	55,479	55,479
Stock compensation	—	—	15,333	—	—	15,333
Conversion of debt to common stock	858,360	8	37,930	—	—	37,938
Common stock retired	(426,235)	(4)	(3,899)	—	(13,490)	(17,393)
Warrant exercises	38,904	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	(1,975)	—	(1,975)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	112,059	1	(6,409)	—	—	(6,408)
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	$537,646

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net income	$55,479	$34,590	$27,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,562	32,887	24,332
Amortization of intangible assets	24,372	22,719	13,913
Provision for allowance for credit losses	11,982	8,078	6,048
Provision for deferred income taxes	1,464	8,114	9,601
Loss on debt extinguishment	685	—	14,287
Stock compensation	17,778	20,042	13,602
Change in fair value of contingent earn-out liabilities	(3,266)	3,081	8,505
Intangible asset impairment	—	1,838	—
Non-cash interest and other operating activities	5,459	5,456	3,037
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44,812)	(48,813)	(48,229)
Inventories	(32,205)	(28,759)	(49,931)
Prepaid expenses and other current assets	(6,036)	(7,234)	(17,603)
Accounts payable, accrued liabilities and accrued compensation	87,312	19,598	19,163
Other assets and liabilities	(5,713)	(9,958)	(1,341)
Net cash provided by operating activities	153,061	61,639	23,134

Cash flows from investing activities:
Capital expenditures	(49,506)	(57,427)	(45,848)
Cash paid for acquisitions, net of cash acquired	(315)	(121,884)	(186,175)
Net cash used in investing activities	(49,821)	(179,311)	(232,023)

Cash flows from financing activities:
Payment of debt and other financing obligations	(22,995)	(29,000)	(327,741)
Payment of finance leases	(7,057)	(4,327)	(3,332)
Proceeds from debt issuance	—	—	587,500
Payment of deferred financing fees	—	(1,739)	(19,039)
Common stock repurchases	(17,393)	—	—
Proceeds from exercise of stock options	175	55	69
Surrender of shares to pay withholding taxes	(7,412)	(2,134)	(2,674)
Cash paid for contingent earn-out liabilities	(3,800)	(11,625)	(3,788)
Borrowings under asset-based loan and revolving credit facilities	46,430	60,000	42,220
Payments under asset-based loan and revolving credit facilities	(26,430)	(2,220)	(20,000)
Net cash (used in) provided by financing activities	(38,482)	9,010	253,215

Effect of foreign currency on cash and cash equivalents	19	(260)	(681)
Net change in cash and cash equivalents	64,777	(108,922)	43,645
Cash and cash equivalents at beginning of year	49,878	158,800	115,155
Cash and cash equivalents at end of year	$114,655	$49,878	$158,800

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The Chefs’ Warehouse, Inc. (the “Company”), and its wholly-owned subsidiaries, is a distributor of specialty food and center-of-the-plate products in the United States, the Middle East and Canada. The Company is focused on serving the specific needs of chefs who own and/or operate restaurants, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated statement of operations for the fiscal year ended December 30, 2022 contained a 53rd week, while all other years presented contain 52 weeks.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Guidance Adopted in Fiscal 2024

Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which requires entities, including those with one reportable segment, to enhance reportable segment disclosures requirements particularly with respect to significant expenses. The Company adopted the guidance, which is limited to financial statement disclosures, effective December 27, 2024, on a retrospective basis.

Guidance Not Yet Adopted

Induced Conversions of Convertible Debt Instruments: In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within that fiscal year. Early adoption is permitted. The impact of this guidance is dependent on future induced conversions, if any, of the Company’s convertible debt instruments.

Disaggregation of Income Statement Expenses: In November 2024, the FASB issued guidance to require disclosure in the notes to the financial statements of certain categories of expenses that are included on the face of the income statement, including purchases of inventory, employee compensation and depreciation and amortization, as well as additional disclosure about selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires it to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Estimates are used in determining, among other items, the allowance for credit losses, inventory valuation adjustments, self-insurance reserves for group medical insurance, workers’ compensation insurance and automobile liability insurance, future cash flows associated with impairment testing for intangible assets

(including goodwill) and long-lived assets, useful lives for intangible assets, stock-based compensation, contingent earn-out liabilities and income tax reserves. Actual results could differ from estimates.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Fiscal Years Ended
	December 27, 2024		December 29, 2023		December 30, 2022
Center-of-the-plate	$1,455,274	38.4%	$1,352,230	39.4%	$1,126,227	43.1%
Specialty:
Dry goods	604,273	15.9%	545,451	15.9%	379,802	14.5%
Pastry	465,166	12.3%	410,604	12.0%	286,035	10.9%
Cheeses and charcuterie	271,612	7.2%	253,343	7.4%	216,173	8.3%
Produce	535,102	14.1%	444,749	13.0%	279,097	10.7%
Dairy and eggs	255,466	6.7%	228,582	6.7%	153,334	5.9%
Oils and vinegars	131,190	3.5%	129,194	3.8%	113,386	4.3%
Kitchen supplies	76,129	1.9%	69,610	1.8%	59,345	2.3%
Total specialty	$2,338,938	61.6%	$2,081,533	60.6%	$1,487,172	56.9%
Total net sales	$3,794,212	100%	$3,433,763	100%	$2,613,399	100%

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

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, the value of the card is escheated to the appropriate government agency, or through breakage. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected within accrued liabilities on the Company’s consolidated balance sheets, of $1,942 and $2,459 as of December 27, 2024 and December 29, 2023, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $876 and $811 as of December 27, 2024 and December 29, 2023, respectively. Refund liabilities are reflected within accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $521 and $493 as of December 27, 2024 and December 29, 2023, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected within inventories on the Company’s consolidated balance sheets.

Contract Costs

Sales commissions are expensed when incurred because the amortization period is one year or less. These costs are presented within selling, general and administrative expenses on the Company’s consolidated statements of operations.

Cost of Sales

The Company records cost of sales based upon the net purchase price paid for a product, including applicable freight charges incurred to deliver the product to the Company’s warehouse, and food processing costs. Food processing costs include but are not limited to direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $74,733, $68,294 and $40,185 for fiscal 2024, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $198,211, $181,298 and $143,435 for fiscal 2024, 2023 and 2022, respectively.

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

Accounts Receivable

Accounts receivable consist of trade receivables from customers and are recorded net of an allowance for credit losses. The allowance for credit losses is determined based upon a number of specific criteria, such as whether a customer has filed for or been placed into bankruptcy, has had accounts referred to outside parties for collections or has had accounts significantly past due. The allowance also covers short paid invoices the Company deems to be uncollectible as well as a portion of trade accounts receivable balances projected to become uncollectible based upon historic patterns and macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers.

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

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. Recorded purchase incentives totaled approximately $60,378, $48,026 and $30,805 for fiscal 2024, 2023 and 2022, respectively.

Concentrations of Credit Risks

Financial instruments that subject the Company to concentrations of credit risk consist of cash, cash equivalents and trade receivables. The Company’s policy is to deposit its cash and cash equivalents with major financial institutions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral. However, the Company, in certain instances, has obtained personal guarantees from certain customers. There is no significant balance with any individual customer.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property and equipment are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of property and equipment in fiscal 2024, 2023 or 2022.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with ASC 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $14,350 at December 27, 2024 and $12,046 at December 29, 2023.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset-based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $414 and $598 of such unamortized costs as of December 27, 2024 and December 29, 2023, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $13,389 and $17,451 of such unamortized costs as of December 27, 2024 and December 29, 2023, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $3,466, $3,615 and $1,290 fiscal 2024, 2023 and 2022, respectively.

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

Intangible Assets

The intangible assets recorded by the Company consist of customer relationships, covenants not to compete and trademarks which are amortized over their useful lives on a schedule that approximates the pattern in which economic benefits of the intangible assets are consumed. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset or asset group to the net undiscounted cash flows expected to be generated from the asset. Undiscounted cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model.

During fiscal 2023, the Company recognized a customer relationships intangible asset impairment charge of $1,838, which was $1,333 net of tax, related to the loss of a significant customer post-acquisition. The impairment charge is presented within other operating expenses on the consolidated statements of operations. See Note 8 for more information.

There have been no other events or changes in circumstances during fiscal 2024, 2023 or 2022, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

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

For the fiscal year ended December 27, 2024, the Company assessed the recoverability of goodwill using a quantitative analysis and determined that the fair value of its reporting units substantially exceeded their respective carry values. When a quantitative analysis is required, we estimate the fair value of our reporting units using a combination of income and market approaches. The income approach incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates. We develop estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The market approach of determining fair value, which includes the guideline public company method, is based on comparable market multiples for companies engaged in similar businesses.

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

There have been no events or changes in circumstances during fiscal 2024, 2023 or 2022, indicating that goodwill may be impaired.

 Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 27, 2024, the Company did not have a valuation allowance. As of December 29, 2023, the Company had valuation allowances of $2,119, relating to certain net operating losses.

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

Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share adjusts basic net income per share for all the potentially dilutive shares outstanding during the period. Potentially dilutive shares include unexercised stock options, unvested stock-based awards and shares related to warrants and convertible notes outstanding. The dilutive potential common shares for the Company’s stock-based awards and warrants were determined using the treasury stock method. The dilutive potential common shares for the Company’s convertible notes were determined using the if-converted method. Under the if-converted method, the convertible notes would have a dilutive impact on net income per share when the average market price of the Company’s common stock for a given period exceeds the respective conversion price of the convertible notes. When the Company’s convertible notes are dilutive, interest on the convertible notes, net of tax, is added back to net income in order to calculate diluted earnings available to common shareholders.

Stock-Based Compensation

The Company determines the accounting classification of stock awards as either a liability or equity in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 718 “Compensation - Stock Compensation.” Stock awards are classified as liabilities when, among other considerations, they require settlement by issuing a variable number of shares. Stock-based compensation for stock awards classified as liabilities is initially measured at the grant date based on the estimated fair value of the ultimate award liability and remeasured each reporting period until settlement, considering the estimable probable outcome at the end of the performance period. The Company measures stock-based compensation for stock awards classified as equity at the grant date based on the fair value of the award. Restricted stock awards (“RSAs”), restricted share units (“RSUs”) and performance share units are valued based on the fair value of the stock on the grant date.

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

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. All shares repurchased under the share repurchase program have been retired and were returned to the status of authorized and unissued shares. When treasury shares are retired, the Company allocates the excess of the repurchase price over the par value of shares acquired between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital for the retired treasury shares. Any further excess of the repurchase price is allocated to retained earnings.

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

The Company maintains an insurance program for its automobile liability and workers’ compensation insurance subject to deductibles or self-insured retentions. The amounts in excess of the deductibles are fully insured by third party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net income per share:
Basic	$1.46	$0.92	$0.75
Diluted	$1.32	$0.88	$0.73
Weighted average common shares:
Basic	37,914,060	37,633,672	37,094,220
Diluted	45,983,065	45,639,220	38,742,328

Reconciliation of net income per common share:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Numerator:
Net income	$55,479	$34,590	$27,750
Add effect of dilutive securities:
Interest on convertible notes, net of tax	5,234	5,399	580
Net income available to common shareholders	$60,713	$39,989	$28,330
Denominator:
Weighted average basic common shares outstanding	37,914,060	37,633,672	37,094,220
Dilutive effect of unvested common shares	687,524	574,707	638,293
Dilutive effect of stock options and warrants	57,540	38,024	66,719
Dilutive effect of convertible notes	7,323,941	7,392,817	943,096
Weighted average diluted common shares outstanding	45,983,065	45,639,220	38,742,328

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Restricted share awards and restricted share units	270,751	532,608	906
Stock options and warrants	—	300,000	—
Convertible notes	—	—	392,732

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

Balance December 30, 2022	$17,294
Acquisition value	5,765
Cash payments	(16,375)
Changes in fair value	3,081
Balance December 29, 2023	9,765
Cash payments	(5,750)
Changes in fair value	(3,265)
Balance December 27, 2024	$750

The contingent earn-out liability as of December 27, 2024 is reflected in accrued liabilities on the Company’s consolidated balance sheets. The long-term portion of contingent earn-out liability as of December 29, 2023 was $50 and is reflected as other liabilities on the Company’s consolidated balance sheets. The remaining short-term portion is reflected as accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of December 27, 2024 and December 29, 2023 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and GreenLeaf Note (more fully described in Note 9). The fair value of the Company’s 2028 Convertible Senior Notes was based on Level 1 inputs as of December 29, 2023. Due to lower trading volume in the fourth quarter of fiscal 2024, the fair value of the 2028 Convertible Senior Notes was based on Level 2 inputs as of December 27, 2024. The fair value of the 2028 Convertible Senior Notes in both years was based on bid/ask quotes as of or near the balance sheet date. In estimating the fair value of its 2024 Convertible Senior Notes as of December 29, 2023, the Company utilized Level 3 inputs including prevailing market interest rates to estimate the debt portion of the instrument and a Black Scholes valuation model to estimate the fair value of the conversion option. The Black Scholes model utilizes the market price of the Company’s common stock, estimates of the stock’s volatility and the prevailing risk free interest rate in calculating the fair value estimate. The fair value of the GreenLeaf Note was determined based upon observable market prices of similar debt instruments.

		December 27, 2024		December 29, 2023
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2(1)	$287,500	$365,556	$287,500	$277,354
2024 Convertible Senior Notes	Level 3	$—	$—	$39,684	$38,609
GreenLeaf Note	Level 2	$5,000	$5,070	$10,000	$9,991
 (1) The fair value of the 2028 Convertible Senior Notes was based on Level 1 inputs as of December 29, 2023.

Note 5 – Acquisitions

The Company paid approximately $315 during fiscal 2024 upon settlement of net working capital true-ups on prior year acquisitions, resulting in measurement period adjustments which increased goodwill by $656 and reduced prepaid expenses and other current assets by $341. The Company recognized professional fees related to acquisition activities of $3,481 and $4,357 for fiscal 2023 and 2022, respectively, presented within other operating expenses, net on the consolidated statements of operations. There were no professional fees related to acquisition activities recorded during fiscal 2024.

GreenLeaf

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $88,204 consisting of $72,157 paid in cash at closing, $3,551 paid upon settlement of net working capital true-ups, the issuance of a $10,000 unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility. All of the goodwill recorded for the GreenLeaf acquisition of $47,235 is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by GreenLeaf and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $29,900, $1,500 and $400, respectively, as of the acquisition date. The customer relationships, trademarks and non-compete agreements are being amortized over a weighted average of 7.2 years, 5 years and 2 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and income before income taxes of $82,917 and $7,039, respectively, for GreenLeaf in its consolidated statement of operations.

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $41,361, consisting of $38,000 paid in cash at closing, $639 received upon settlement of a net working capital true-up and an earn-out liability valued at approximately $4,000 as of the acquisition date. If earned, the earn-out liability could total up to $10,000 over a two-year period. The payment of the earn-out liability is subject to the successful achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. All of the goodwill recorded for the Hardie’s acquisition of $11,516 is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $14,000 and $3,600, respectively, as of the acquisition date. During fiscal 2023, the Company incurred a customer relationship impairment charge more fully described in Note 8 “Goodwill and Other Intangible Assets.” The remaining customer relationships and trademarks are being amortized over 10 and 5 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and loss before income taxes of $194,776 and $1,116, respectively, for Hardie’s in its consolidated statement of operations.

Other Fiscal 2023 Acquisitions

During the fiscal year ended December 29, 2023, the Company completed three other acquisitions for an aggregate purchase price of approximately $18,029, consisting of $12,971 paid in cash at closing, $1,178 paid upon settlement of net working capital adjustments, earn-out liabilities valued at approximately of $1,665 as of the dates of acquisition, and $2,215 of deferred payments. If earned, these earn-out liabilities could total up to $2,562 in the aggregate. When applicable, these valuations require the use of Level 3 inputs. All of the goodwill recorded for these acquisitions of $8,844 is deductible for income tax purposes. The intangible assets acquired consisted of customer relationships valued at $4,276 as of the acquisition dates. The customer relationships are being amortized over 10 years. For the fiscal year ended December 29, 2023, the Company reflected net sales of approximately $63,369 in its consolidated statement of operations. The Company has determined that separate disclosure of income before income taxes is impracticable due to the integration of these businesses into the Company's existing operations.

Chef Middle East

On November 1, 2022, pursuant to a share sale and purchase agreement, the Company acquired substantially all of the shares of Chef Middle East LLC (“CME”), a specialty food distributor with operations in the United Arab Emirates, Qatar and Oman. The final purchase price was approximately $116,515, consisting of $108,749 paid in cash at closing, $166 paid upon settlement of a net working capital true-up, and an earn-out liability valued at $7,600 as of the date of acquisition. The earn-out liability was earned and paid in full during the fourth quarter of fiscal 2023 for a total of $10,000. The measurement period adjustments recorded during fiscal 2023 resulted in a increase in goodwill of $734, a decrease in inventories of $735, decrease in accrued liabilities of $314, a decrease in other assets of $82, and a decrease in deferred tax liabilities of $35. The valuation of tangible and intangible assets acquired has been completed as of December 29, 2023. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $25,800, $11,400 and $320, respectively, as of the acquisition date. The customer relationships, trademarks and non-compete agreements are being amortized over 10, 15 and 3 years, respectively. None of the goodwill recorded for the CME acquisition of $24,548 is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty seafood and produce distributor and any intangible assets that do not qualify for separate recognition.

Unaudited Pro forma Financial Information

The table below presents select unaudited pro forma consolidated income statement information of the Company as if the GreenLeaf and Hardie’s acquisitions had occurred on December 25, 2021, and the CME acquisition had occurred on December 26, 2020. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization expense related to the acquired intangible assets and depreciation expense on the acquired fair value of property and equipment. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022. GreenLeaf, Hardie’s and CME did not have a pro forma impact during the fiscal year ended December 27, 2024 as they were included in the consolidated results of operations for the entire period.

	Fiscal Years Ended
	December 29, 2023	December 30, 2022
Net sales	$3,527,947	$3,150,426
Income before income taxes	$58,041	$53,458

Note 6 – Inventories

Inventories consist primarily of finished product. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $11,579 and $11,205 at December 27, 2024 and December 29, 2023, respectively.

Note 7 – Property and Equipment

Property and equipment as of December 27, 2024 and December 29, 2023 consisted of the following:

	Useful Lives	December 27, 2024	December 29, 2023
Land	Indefinite	$5,542	$5,542
Buildings	20 years	63,868	41,979
Machinery and equipment	5 - 10 years	40,693	38,430
Computers, data processing and other equipment	3 - 7 years	18,407	20,271
Software	3 - 7 years	37,381	47,008
Leasehold improvements	1- 40 years	170,153	135,767
Furniture and fixtures	7 years	2,586	2,636
Vehicles	5 - 10 years	79,511	45,407
Construction-in-process		5,542	34,761
		423,683	371,801
Less: accumulated depreciation and amortization		(147,902)	(137,008)
Property and equipment, net		$275,781	$234,793

Construction-in-process at December 27, 2024 related primarily to on-going investments in the Company’s information systems and distribution facilities. Construction-in-process at December 29, 2023 related primarily to the build-out of the Company’s Richmond, CA and CME distribution facilities.

The net book value of equipment financed under finance leases at December 27, 2024 and December 29, 2023 was $45,051 and $20,161, respectively. No interest expense was capitalized during the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022.

The components of depreciation and amortization expense were as follows:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Depreciation expense	$35,114	$26,910	$18,572
Software amortization	$5,448	$5,977	$5,760

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 30, 2022	$287,120
Goodwill adjustments	1,859
Acquisitions	66,940
Foreign currency translation	102
Carrying amount as of December 29, 2023	356,021
Goodwill adjustments	656
Foreign currency translation	(379)
Carrying amount as of December 27, 2024	$356,298
The goodwill adjustments included in the table above represent measurement period adjustments related to certain acquisitions completed in prior years.

Other intangible assets as of December 27, 2024 and December 29, 2023 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 27, 2024
Customer relationships	88 months	$251,932	$(122,619)	$129,313
Trademarks	140 months	56,184	(25,212)	30,972
Non-compete agreements	11 months	9,299	(9,201)	98
Total		$317,415	$(157,032)	$160,383
December 29, 2023
Customer relationships	100 months	$251,967	$(103,042)	$148,925
Trademarks	147 months	56,257	(20,857)	35,400
Non-compete agreements	18 months	9,299	(8,761)	538
Total		$317,523	$(132,660)	$184,863

During fiscal 2023, the Company recognized a customer relationships intangible asset impairment charge of $1,838, $1,333 net of tax, related to the loss of a significant Hardie’s customer post acquisition. The Company’s valuation of the Hardie’s customer list intangible asset as of the acquisition date, a Level 3 measurement, was based on an income approach using the excess earnings method which requires significant assumptions including future sales forecasts and a discount rate. The impairment charge was measured by reducing its assumption of future sales for the significant customer lost post-acquisition to zero. The impairment charge is presented within other operating expenses on the consolidated statements of operations.

Amortization expense for other intangibles was $24,372, $22,719 and $13,913 for the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, respectively.

As of December 27, 2024, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2025	$24,243
2026	23,607
2027	22,776
2028	19,869
2029	17,810
Thereafter	52,078
Total	$160,383

Note 9 – Debt Obligations

Debt obligations as of December 27, 2024 and December 29, 2023 consisted of the following:

	Weighted Average Effective Interest Rate at December 27, 2024	Maturity	December 27, 2024	December 29, 2023
Senior secured term loans	8.60%	August 2029	$260,000	$276,250
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
2024 Convertible senior notes	—%	December 2024	—	39,684
Asset-based loan facility	6.37%	March 2027	120,000	100,000
Finance leases and other financing obligations	6.42%	Various	52,673	31,892
Unamortized deferred costs and premium			(13,389)	(17,339)
Total debt obligations			706,784	717,987
Less: current installments			(18,040)	(53,185)
Total long-term debt			$688,744	$664,802

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 27, 2024 are as follows:

2025	$8,000
2026	3,000
2027	123,000
2028	290,500
2029	248,000
Thereafter	—
Total	$672,500

Senior Secured Term Loan Credit Facility

On June 22, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders that provides for a senior secured term loan B facility (the “Term Loan Facility”). On August 23, 2022, the Company entered into an eighth amendment (“Eighth Amendment”) in an aggregate principal amount of $300,000 maturing on August 23, 2029 (“2029 Term Loans”), comprising of a refinancing of the then existing term loans balance under the Term Loan Credit Agreement of $167,391 and an incremental borrowing of $132,609. The incremental funds are to be used for capital expenditures, permitted acquisitions, working capital, and general corporate purposes of the Company. Substantially all of the Company’s assets are pledged as collateral. On August 31, 2023, the Company made a voluntary prepayment of $20,000 towards the 2029 Term Loans. In connection with the prepayment, the Company wrote-off unamortized deferred financing fees of $770, which were included in interest expense within the Company’s consolidated statements of operations. On November 6, 2023, the Company entered into a tenth amendment (“Tenth Amendment”) to the Term Loan Credit Agreement which added a provision to allow share repurchases of the Company’s common stock subject to certain restrictive covenants. In fiscal 2024, the Company entered into two separate amendments to the Term Loan Credit Agreement, both of which reduced the interest rate spread on the Term Loan Facility. Additionally, during the fiscal year ended December 27, 2024, the Company made voluntary principal prepayments totaling $14,000 towards the 2029 Term Loans. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $531 during the fiscal year ended December 27, 2024, which were included in interest expense within the Company’s consolidated statements of operations.

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

The amendments involved multiple members of a loan syndicate. For each amendment, the Company performed an analysis for each lender in accordance with ASC 470 “Debt” to determine whether the amendment resulted in a substantial change to the remaining cash flows which is defined as a change in present value of remaining cash flows of 10% or more. As a result of the analysis for the Eight Amendment, the Company incurred a loss on debt extinguishment of $142 during the fiscal year ended December 30, 2022, which represents the portion of unamortized deferred financing fees attributable to lenders that exited the loan syndicate. The transaction was accounted for as a modification for existing lenders that participated in the 2029 Term Loans. The Company deferred lender and third-party fees of $10,852 as debt issuance costs to be amortized over the term of the loan. Arrangement and third-party transaction costs of $4,498 were expensed as incurred. A similar analysis was performed on the Tenth Amendment and as a result, the Company accounted for it as a modification and deferred lender fees of $1,385 as debt issuance costs to be amortized over the term of the loan and expensed third-party transaction costs of approximately $319 during the fiscal year ended December 29, 2023. As a result of the amendments that occurred during the fiscal year ended December 27, 2024, the Company incurred a loss on debt extinguishment of $154 during the fiscal year ended December 27, 2024, which represents the portion of unamortized deferred financing fees attributable to the lenders that exited the loan syndicate. Arrangement fees of $1,300 and third-party transaction costs of $156 were expensed as incurred during the fiscal year ended December 27, 2024 and included in interest expense and other operating expenses, respectively, within the Company’s consolidated statements of operations.

The Term Loan Facility contains affirmative covenants, negative covenants and events of default customary for a term loan B facility of this type. Additionally, the Term Loan Facility includes covenants that restrict the Company’s ability to pay dividends subject to compliance with certain baskets and leverage ratio tests.

Asset-Based Loan Facility

On June 29, 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders that provides for an asset-based loan facility (the “ABL”) in the aggregate amount of up to $150,000. On March 11, 2022, the Company entered into a third amendment to the ABL Credit Agreement which increased the aggregate commitments to $200,000 maturing on March 11, 2027. On July 7, 2023, the Company entered into a sixth amendment to the ABL Credit Agreement which increased the aggregate commitments to $300,000 maturing on March 11, 2027. The sixth amendment to the ABL was accounted for as a debt modification. The Company incurred transaction costs of $354 which were capitalized as deferred financing fees to be amortized over the term of the ABL, presented in other non-current assets in the Company’s consolidated balance sheet.

Borrowings under the ABL have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company. Availability under the ABL will be limited to a borrowing base equal to the lesser of: (i) the aggregate amount of commitments or (ii) the sum of specified percentages of eligible receivables and eligible inventory, minus certain availability reserves. The Company under the ABL is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the ABL in an aggregate principal amount of up to $25,000. The ABL includes a springing maturity date that occurs 90 days prior to the earliest maturity under the Company’s senior secured term loan facility and the date that is 181 days prior to the scheduled maturity date of any individual tranche of unsecured indebtedness of which a principal amount in excess of $40,000 remains outstanding on such date and the maturity date.

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

As of December 27, 2024, the Company had reserved $33,326 of the ABL for the issuance of letters of credit and funds totaling $146,674 were available for borrowing under the ABL.

2028 Convertible Senior Notes

On December 13, 2022, the Company issued $287,500 aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). The 2028 Senior Notes were issued pursuant to an indenture (the “2028 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the 2028 Convertible Notes, the Company entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of its 1.875% Convertible Senior Notes ( the “2024 Convertible Notes) to exchange or repurchase approximately $158,316 principal amount of 2024 Convertible Notes for an aggregate consideration consisting of approximately $159,709 in cash, which includes accrued interest on the 2024 Convertible Notes, and approximately 324,066 shares of the Company’s common stock. Net proceeds were used for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

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

2024 Convertible Senior Notes

On November 22, 2019, the Company issued $150,000 aggregate principal amount of 2024 Convertible Notes pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. On March 1, 2021, the Company issued an additional $50,000 aggregate principal amount of 2024 Convertible Notes at a premium under the same terms as the previous issuance of the 2024 Convertible Notes. The Company incurred transaction costs for both issuances which were capitalized as deferred financing fees and amortized over the term of the 2024 Convertible Notes.

The 2024 Convertible Notes bore interest of 1.875% per annum payable semiannually in arrears. At any time before the close of business on the scheduled trading day immediately before the maturity date, the 2024 Convertible Notes were convertible at the option of holders into shares of the Company’s common stock, together with cash in lieu of any fractional share, at an initial conversion price of approximately $44.20 per share. The conversion price is subject to adjustments upon the occurrence of certain events. The 2024 Convertible Notes matured on December 1, 2024, and the Company issued 858,360 shares of its common stock, in accordance with the exercise of conversion rights provisions of the 2024 Convertible Notes, and paid approximately $2.1 million, which included accrued interest on the 2024 Convertible Note.

GreenLeaf Unsecured Note

In connection with the GreenLeaf acquisition, the Company issued a $10,000 unsecured note bearing interest of 4.5%. The first installment of the principal on the unsecured note of $5,000 was paid in April 2024, with the second installment due on April 30, 2025. The unsecured note is presented under the caption “Finance leases and other financing obligations” in the table above.

Convertible Unsecured Note

On February 25, 2019, the Company issued a $4,000 convertible unsecured note (the “Unsecured Note”) that matured on June 29, 2023 as partial consideration for an acquisition. The Unsecured Note and was repaid in full, including all accrued interest, for $4,049 in cash.

Convertible Notes

The net carry value of the Company’s convertible senior notes as of December 27, 2024 and December 29, 2023 was:

	December 27, 2024			December 29, 2023
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Notes	$287,500	$(4,584)	$282,916	$287,500	$(5,730)	$281,770
2024 Convertible Notes	—	—	—	39,684	(185)	39,499
Total	$287,500	$(4,584)	$282,916	$327,184	$(5,915)	$321,269

The components of interest expense on the Company’s convertible notes were as follows:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Coupon interest	$7,572	$7,578	$4,272
Amortization of deferred costs and premium	1,332	1,334	932
Loss on extinguishment of debt	—	—	14,145
Total interest	$8,904	$8,912	$19,349

Note 10 – Stockholders’ Equity

Warrants

In connection with an acquisition during fiscal 2022, the Company issued warrants with a fair value of $1,701 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.55 per share. These warrants expire on December 26, 2025. At December 27, 2024, there were 27,908 warrants outstanding.

2023 Employee Stock Purchase Plan

On May 12, 2023, the Company’s stockholders adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which permits participants to purchase a total of 793,402 shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation. The purchase price of the shares will be 85% of the fair market value of the common stock on the date of purchase. The plan does not include any look-back or reset provisions. The offering periods run bi-annually from January 1st to June 30th and July 1st to December 31st. At December 27, 2024, there were 763,494 shares of common stock available for issuance under the ESPP. The ESPP did not have a material impact on the Company’s consolidated financial statements in fiscal years 2024 and 2023. The Company may amend, suspend or terminate the ESPP at any time.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, RSUs, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 4,230,000 shares available for grant. As of December 27, 2024, there were 824,912 shares available for grant.

Stock compensation expense was $17,778, $20,042 and $13,602 for the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, respectively. The related tax expense (benefit) for stock-based compensation was $(211), $580 and $(22) for the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, respectively.

The following table reflects the activity of RSAs and RSUs during the fiscal year ended December 27, 2024:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2023	461,752	$32.13	1,078,169	$32.88	421,056	$30.00
Granted	274,004	38.22	313,188	38.53	55,270	34.68
Vested	(239,652)	31.79	(172,232)	32.07	(166,343)	31.43
Forfeited	(12,820)	34.82	(337,625)	33.55	(6,947)	31.39
Unvested at December 27, 2024	483,284	$35.68	881,500	$34.79	303,036	$30.04

The fair value of RSAs and RSUs vested during the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, was $18,370, $7,170 and $8,719, respectively.

The Company granted 642,462 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $38.07 during the fiscal year ended December 27, 2024. These awards are a mix of time-, market- and performance-based grants awarded to key employees and non-employee directors that generally vest over a range of periods up to five years. The market- and performance-based RSAs and RSUs generally cliff vest, if at all, after the conclusion of a three-year performance period and vesting is subject to the award recipient’s continued service to the Company as of the vesting date. The number of performance-based RSAs and RSUs that ultimately vest is based on the Company’s attainment of certain profitability and return on invested capital targets.

At December 27, 2024, the total unrecognized compensation cost for the unvested RSAs and RSUs was $19,797 to be recognized over a weighted-average period of approximately 1.7 years. Of this total, $10,936 related to awards with time-based vesting provisions to be recognized over a weighted average period of 1.6 years and $8,861 related to awards with performance- or market-based vesting provisions to be recognized over a weighted average period of 1.8 years.

The following table summarizes stock option activity during the fiscal year ended December 27, 2024:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 29, 2023	109,527	$20.23	$1,008	2.2
Exercised	(8,651)	20.23
Outstanding December 27, 2024	100,876	$20.23	$2,870	1.1
Exercisable at December 27, 2024	100,876	20.23	$2,870	1.1

The total intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $194, $22 and $63, respectively. The Company issues new shares upon the exercise of stock options. No stock option expense was recognized during the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022.

In connection with the CME acquisition, the Company issued stock awards to certain members of the CME management team which were classified as liabilities. These awards vest over a period of up to four years. Stock-based compensation expense for these awards was $2,175, $2,175 and $362 during the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, respectively. As of December 27, 2024 and December 29, 2023, the fair value of these awards was $4,712 and $2,537, respectively, and they are presented within accrued liabilities on the Company’s consolidated balance sheets.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. The remaining share purchase authorization was $82,617 at December 27, 2024. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 11 – Leases

 The components of net lease cost were as follows:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Operating lease cost	$40,782	$40,523	$31,346
Finance lease cost:
Amortization of right-of-use asset	8,065	4,173	3,715
Interest expense on lease liabilities	2,233	726	442
Total finance lease cost	$10,298	$4,899	$4,157
Short-term lease cost	14,052	12,535	5,481
Variable lease cost	17,488	13,718	7,715
Sublease income	(1,160)	(1,970)	(1,344)
Total lease cost, net	$81,460	$69,705	$47,355

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 27, 2024 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2025	$699	$30,331	$5,068	$36,098	$12,511
2026	725	29,284	2,901	32,910	11,038
2027	752	26,839	2,030	29,621	9,762
2028	580	24,731	1,406	26,717	9,141
2029	—	24,542	535	25,077	7,512
Thereafter	—	152,276	43	152,319	4,179
Total	$2,756	$288,003	$11,983	$302,742	$54,143
Less imputed interest				(93,698)	(6,470)
Present value of lease obligations				$209,044	$47,673

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 27, 2024	December 29, 2023
Short-term finance lease liabilities	Current portion of long-term debt	$10,040	$5,389
Long-term finance lease liabilities	Long-term debt, net of current portion	$37,633	$16,503

At December 27, 2024, the weighted-average lease term for operating and finance leases was 9.9 years and 4.9 years, respectively. At December 27, 2024, the weighted-average discount rate for operating and finance leases was 7.3% and 6.6%, respectively.

Note 12 – Income Taxes

The components of the Company’s income before income taxes consist of the following:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Domestic	$59,023	$40,171	$40,428
Foreign	20,509	15,298	1,461
Total	$79,532	$55,469	$41,889

The provision for income taxes consists of the following:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Current income tax expense:
Federal	$13,420	$9,913	$1,665
Foreign	2,488	838	208
State	6,681	2,014	2,665
Total current income tax expense	22,589	12,765	4,538
Deferred income tax expense (benefit):
Federal	4,712	4,320	9,571
Foreign	(2,173)	(48)	(4)
State	(1,075)	3,842	34
Total deferred income tax expense	1,464	8,114	9,601
Total income tax expense	$24,053	$20,879	$14,139
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework under Pillar Two which includes a global corporate minimum tax rate of 15%. Some jurisdictions in which the Company operates have started to enact laws implementing Pillar Two, including Canada which enacted the rule in June 2024. The rules did not have a material impact on its consolidated financial statements in fiscal 2024. The Company is monitoring any future developments.
As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in a income tax refund receivable of $25,945 and $22,966 as of December 27, 2024 and December 29, 2023, respectively. The receivable is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

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

Income tax expense differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Statutory U.S. Federal tax	$16,702	$11,648	$8,797
Differences due to:
State and local taxes, net of federal benefit	5,865	3,497	3,251
Change in valuation allowance	(2,119)	478	(405)
Foreign rate differential	(2,019)	(2,254)	(560)
Loss on debt extinguishment	—	—	2,982
Acquisition costs	—	509	472
Compensation limitation	2,501	4,504	—
US tax on international operations	2,031	929	190
Stock compensation	(212)	913	(170)
Other	1,304	655	(418)
Income tax expense	$24,053	$20,879	$14,139

Deferred tax assets and liabilities at December 27, 2024 and December 29, 2023 consist of the following:

	December 27, 2024	December 29, 2023
Deferred tax assets:
Receivables and inventory	$11,753	$11,197
Self-insurance reserves	4,819	3,730
Net operating loss carryforwards	3,171	3,420
Interest expense carryforward	16,955	12,855
Stock compensation	4,416	5,122
Intangible assets	4,006	525
Charitable contribution carryforward	—	2,271
Operating lease liabilities	54,272	55,319
Other	329	930
Total deferred tax assets	99,721	95,369

Deferred tax liabilities:
Property & equipment	(23,627)	(22,483)
Goodwill	(34,861)	(27,660)
Intangible assets	(2,956)	(3,292)
Prepaid expenses and other	(4,647)	(3,391)
Operating lease right-of-use assets	(49,521)	(50,842)
Total deferred tax liabilities	(115,612)	(107,668)
Valuation allowance	—	(2,119)
Total net deferred tax liability	$(15,891)	$(14,418)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files Federal and various state and local income tax returns in the U.S and various foreign jurisdictions. For Federal income tax purposes, the 2021 through 2024 tax years remain open for examination. For state tax purposes, the 2020 through 2024 tax years remain open for examination. For foreign income tax purposes, the 2014 through 2024 tax years remain open for examination. The Company records interest and penalties, if any, in income tax expense.

The Company’s Canada tax-effected net operating loss carryforward of $1,962 expires at various dates between fiscal 2037 and 2043. The Company’s state tax-effected net operating loss carryforward of $1,209 expires at various dates, the earliest of which expire in fiscal 2027, while others are indefinite-lived.

The Company is permanently reinvesting the earnings of its foreign operations. The accumulated undistributed earnings of its foreign subsidiaries are immaterial, as a majority of such earnings have been taxed in the U.S.

As of December 27, 2024 and December 29, 2023, the Company did not have any material uncertain tax positions.

Note 13 – Segment Information

The Company’s business consists of three operating segments: East, Midwest and West that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States.

The accounting policies of the foodservice distribution segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The Company’s chief operating decision maker, who is the Company’s chief executive officer, uses gross profit as the measure of profit or loss to assess segment performance and allocate resources.

Consolidated gross profit, reported on the statement of operations and comprehensive income, is used to evaluate whether to reinvest profits into the foodservice distribution segment or into other parts of the entity, such as for acquisitions or to repurchase its common shares. Additionally, gross profit is used to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. Consolidated total assets, reported on the balance sheet, is the measure of segment assets.

The following table presents information about the Company’s foodservice distribution segment:

	Fiscal Years Ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$3,794,212	$3,433,763	$2,613,399
Less:
Cost of sales - non-production costs (1)	2,805,332	2,550,995	1,954,578
Cost of sales - food processing costs (2)(3)	74,733	68,294	40,185
Cost of sales	2,880,065	2,619,289	1,994,763
Gross profit	$914,147	$814,474	$618,636

(1)Non-production costs represent the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Non-production costs include purchase incentives and product purchase credits from certain vendors.
(2)Food processing costs include but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities.
(3)Food processing costs included $1,240, $1,466 and $1,598 of depreciation expense for the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022, respectively.

Note 14 – Supplemental Disclosures of Cash Flow Information

	December 27, 2024	December 29, 2023	December 30, 2022
Cash paid for income taxes, net of cash received	$18,515	$17,931	$4,275
Cash paid for interest	$42,756	$42,070	$27,225
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,051	$38,471	$28,144
Operating cash flows from finance leases	$2,240	$730	$442
ROU assets obtained in exchange for lease liabilities:
Operating leases	$26,058	$65,601	$49,643
Finance leases	$33,580	$13,431	$2,960
Non-cash investing and financing activities:
Warrants issued for acquisition	$—	$—	$1,701
Conversion of debt into common stock	$37,938	$—	$11,375
Common stock issued for acquisitions	$—	$2,496	$—
Contingent earn-out liabilities for acquisitions	$—	$5,765	$8,700
Unsecured notes issued for acquisitions	$—	$10,000	$—

Note 15 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”) that provides for tax-deferred salary deductions for eligible employees. Employees choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, or the annual compensation limit set by the Internal Revenue Service, whichever is lower. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. Under the 401(k) Plan, participants are not able to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $4,378, $3,500 and $1,714, respectively, for fiscal 2024, 2023 and 2022.

Note 16 – Related Parties

The Chefs’ Warehouse Mid-Atlantic, LLC, a subsidiary of the Company, leases a distribution facility that is 100% owned by entities controlled by Christopher Pappas, the Company’s chairman, president and chief executive officer, and John Pappas, the Company’s vice chairman and chief operating officer, and are deemed to be affiliates of these individuals. Expense related to this facility was $705, $617 and $493 for fiscal 2024, 2023 and 2022. The lease expires on September 30, 2028.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $2,540 and $2,050 at December 27, 2024 and December 29, 2023, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $8,833 and $5,554 at December 27, 2024 and December 29, 2023, respectively. Self-insurance reserves for workers’ compensation totaled $16,888 and $13,285 at December 27, 2024 and December 29, 2023, respectively. These self-insurance reserves are reflected within accrued liabilities on the Company’s consolidated balance sheets.

Workforce

As of December 27, 2024, approximately 2.9% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2025 and 2027. Approximately 0.8% of the Company’s employees are under a collective bargaining agreement that expires in fiscal 2025.

Note 18 – Valuation Reserves

The following tables summarize the activity in our valuation accounts during the fiscal years ended December 27, 2024, December 29, 2023 and December 30, 2022:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (1)	Balance at End of Period
Allowance for credit losses
December 27, 2024	$21,423	$11,982	$(11,064)	$22,341
December 29, 2023	20,733	8,078	(7,388)	21,423
December 30, 2022	20,260	6,048	(5,575)	20,733

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for deferred tax assets
December 27, 2024	$2,119	$—	$(2,119)	$—
December 29, 2023	1,641	478	—	2,119
December 30, 2022	2,046	(405)	—	1,641
(1) With respect to the allowance for credit losses, the deductions amount are primarily composed of write-offs, less recoveries which are not material.

Note 19 – Subsequent Events

On February 25, 2025, the Company’s Board of Directors approved a grant of a total of 416,500 performance-based restricted share units (“PSUs”) to certain of the Company’s officers and employees under the 2019 Plan. The PSUs, which have a four-year term from the date of grant, are subject to service and performance conditions and will only become vested and payable to the extent that a qualifying change in control occurs during the four-year period. The awards were granted at fair value, based on the closing price of the stock on the grant date.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 27, 2024.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 27, 2024.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by BDO USA, P.C., an independent registered public accounting firm, as indicated in the report appearing elsewhere within this Form 10-K. BDO USA, P.C. has also provided an attestation report on the Company’s internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 27, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited The Chefs’ Warehouse, Inc.’s (the “Company’s”) internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 27, 2024 and December 29 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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
February 25, 2025

Item 9B.    OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 27, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Compensatory Arrangements of Certain Officers

On February 25, 2025, the Compensation and Human Capital Committee granted the following:
•250,000 performance-based restricted share units (each, a “PSU”) to the Chairman and Chief Executive Officer; and
•41,625 PSUs to each of: (i) the Chief Operating Officer and Vice Chairman; (ii) the Chief Financial Officer; (iii) the General Counsel, Corporate Secretary and Chief Government Relations Officer and (iv) the Chief Human Resources Officer.

The PSUs will have a four-year term from the date of grant and will only become vested and payable to the extent that a qualifying change in control, as further described below, occurs during such four-year period. The PSUs are subject to performance conditions designed to directly tie pay outcomes to shareholder value creation in connection with a successful change in control, if it occurs. In granting the PSUs, the Compensation and Human Capital Committee intended to address two key objectives: (1) ensure leadership continuity and motivation and incentive to build and increase the value of the Company during the four-year award term, and (2) align compensation with rigorous performance thresholds connected to a successful change in control, if it occurs, that results in outsized returns for shareholders. The PSUs are not part of regular annual compensation.

The PSUs’ performance-based vesting is based on the occurrence of a change in control of the Company within the four-year period following the date of grant and the extent to which the per-share change in control deal price of the Company achieves certain specified percentage thresholds over the 180-day volume-weighted average price (“VWAP”) of a share of the Company as of the date immediately before the grant date of the PSUs, which have been pre-established by the Compensation and Human Capital Committee (“Deal Premium Thresholds") (such change in control of the Company, a “Qualifying Change in Control”). Between 0% to 100% of the PSUs are eligible to vest, and the amount of the PSUs vested and earned will be determined based on the extent to which the Deal Premium Thresholds are satisfied. Amounts earned are determined by linear interpolation if results are between the specified Deal Premium Thresholds. If a Qualifying Change in Control does not occur (i.e., there is no change in control during the four-year term, or there is a change in control but the Deal Premium Thresholds are not achieved), the PSUs will terminate and no shares or payments will be delivered in respect of the PSUs.

Vesting is also subject to continuous service with the Company until the occurrence of a Qualifying Change in Control, with limited exceptions provided in the applicable award agreement, such as an involuntary termination of employment without “cause” or by the executive for “good reason” or termination for death or disability, each within a 12-month period before the Qualifying Change in Control (or pro-rated vesting in the event of death and disability before such 12-month period), in each case based on the actual attainment of the Deal Premium Thresholds.

Any amounts earned in respect of the PSUs are settled in shares of common stock of the Company to the extent that such shares are available under the 2019 Plan (or otherwise cash-settled based on the value of a share of the Company at award settlement).

This summary of the PSU Awards is qualified in its entirety by reference to the applicable award agreement (a form of which is attached as an exhibit to this Annual Report on Form 10-K) and to the 2019 Plan (which is attached as an exhibit to the Registrant’s Form S-8 filed on May 26, 2022).

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 9, 2025, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information to be set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 9, 2025, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 9, 2025, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 27, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	100,876	$20.23	724,036
Plans not approved by stockholders	—	—	—
Total	100,876	$20.23	724,036

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 9, 2025, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, P.C.” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be held on May 9, 2025, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the Company, dated as of July 27, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2011).

3.2	Bylaws of the Company, dated as of November 5, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 5, 2024).

3.3	Amended Bylaws of the Company, dated as of August 3, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 4, 2021).

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

4.3	Form of 1.875% Convertible Senior Note due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on November 22, 2019)

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

10.12	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.13	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

10.14	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.15	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.16	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.17	Amendment No. 6, dated June 8, 2020, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2020).

10.18	Amendment No. 7, dated February 24, 2021, to the Term Loan Facility (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 28, 2023).

10.19	Amendment No. 8, dated as of August 23, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on October 26, 2022).

10.20	Amendment No. 9, dated as of December 7, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K filed on February 28, 2023).

10.21†	Amendment No. 10, dated as of November 6, 2023, to the Term Loan Facility.

10.22	Amendment No. 11, dated as of March 18, 2024, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2024).

10.23	Amendment No. 12, dated as of October 22, 2024, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2024).

Exhibit No.	Description
10.24
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

10.25	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.26	Amendment No. 2, dated as of February 24, 2021, to the ABL Facility (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 28, 2023).

10.27	Amendment No. 3, dated as of March 11, 2022, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 27, 2022).

10.28	Amendment No. 4, dated as of August 23, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 26, 2022).

10.29	Amendment No. 5, dated as of December 7, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed on February 28, 2023).

10.30	Amendment No. 6, dated as of July 7, 2023, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 2, 2023).

10.31*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.32*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.33
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

10.34
Cooperation Agreement dated March 1, 2024, among The Chefs’ Warehouse, Inc., Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, and Raymond White (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2024).

10.35
Amendment to Cooperation Agreement, by and among The Chefs’ Warehouse, Inc. and Legion Partners Asset Management, LLC, dated May 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2024).

10.36*
Form of Indemnification Agreement by and between The Chefs’ Warehouse, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed on July 14, 2011).

10.37*	The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on May 26, 2022).

Exhibit No.	Description

10.38*
Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 31, 2019).

10.39*
Form of Performance Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on July 31, 2019).

10.40*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

10.41*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

10.42*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.43*	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.44*	2021 Form of Restricted Share Unit Award Agreement - Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 28, 2021).

10.45*	2021 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.46
The Chefs’ Warehouse, Inc. Seventh Amended and Restated Compensation and Human Capital Committee Charter as adopted by the Board of Directors, November 1, 2022 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on February 28, 2023).

10.47*	The Chefs’ Warehouse, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 11, 2023).

10.48*	Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on February 27, 2024).

10.49†	Form of Performance Restricted Share Unit Award Agreement – Officers and Employees under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan.

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

19†	The Chefs’ Warehouse, Inc. Insider Trading Policy.

21†	Subsidiaries of the Company.

23.1†	Consent of the Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97†	The Chefs’ Warehouse, Inc. Dodd-Frank Clawback Policy

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

THE CHEFS’ WAREHOUSE, INC.

February 25, 2025	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 25, 2025
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 25, 2025
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 25, 2025
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 25, 2025
John Pappas

/s/ Ivy Brown	Director	February 25, 2025
Ivy Brown

/s/ Joseph Cugine	Director	February 25, 2025
Joseph Cugine

/s/ Steven F. Goldstone	Director	February 25, 2025
Steven F. Goldstone

/s/ Aylwin Lewis	Director	February 25, 2025
Aylwin Lewis

/s/ Katherine Oliver	Director	February 25, 2025
Katherine Oliver

/s/ Lester Owens	Director	February 25, 2025
Lester Owens

/s/ Richard N. Peretz	Director	February 25, 2025
Richard N. Peretz

/s/ Debra Walton-Ruskin	Director	February 25, 2025
Debra Walton-Ruskin

/s/ Wendy M. Weinstein	Director	February 25, 2025
Wendy M. Weinstein