Form 10-Q
period 2025-03-28
Chefs' Warehouse, Inc.
filed 2025-04-30
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 25, 2025: 40,683,508

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “predicts”, “contemplates”, “projects”, “forecasts”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “could”, “should”, “will”, “may”, “would” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending; the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition; changes in our credit profile and any effect they may have on our relationships with suppliers; the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor; price reductions by our manufacturers of products that we sell which could cause the value of our inventory to decline or our customers to demand lower sales prices; fuel cost volatility and its impact on distribution, packaging and energy costs; our continued ability to promote our brand successfully, to anticipate and respond to new customer demands, and to develop new products and markets to compete effectively; our ability and the ability of our supply chain partners to continue to operate distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; risks associated with the expansion of our business; our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions; other factors that affect the food industry generally, including: recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that customers could lose confidence in the safety and quality of certain food products; new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute; dependence on independent certifications for products; changes in disposable income levels and consumer purchasing habits; competitors’ pricing practices and promotional spending levels; fluctuations in the level of our customers’ inventories and credit and other related business risks; and the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain products or injure our reputation; our ability to recruit and retain senior management and a highly skilled and diverse workforce; unanticipated expenses, including, without limitation, litigation or legal settlement expenses, adverse judgments, or impairment charges; the cost and adequacy of our insurance policies; the impact and effects of public health crises, pandemics and epidemics and the adverse impact thereof on our business, financial condition, and results of operations; economic and other developments, or events, including adverse weather conditions, in the culinary markets in which we operate; information technology system failures, cybersecurity incidents, or other disruptions to our use of technology and networks; our ability to realize the benefits we anticipate from investments in information technology; our ability to protect our intellectual property; significant governmental regulation and any potential failure to comply with such regulations; changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters; federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation; climate change or the legal, regulatory or market measures being implemented to address climate change; the concentration of ownership among our existing executive officers, directors and their affiliates which may prevent new investors from influencing significant corporate decisions; risks relating to our substantial indebtedness; our ability to raise additional capital and/or obtain debt or other financing, on commercially reasonable terms or at all; our ability to meet future cash requirements, including the ability to access financial markets effectively and maintain sufficient liquidity; the effects of currency movements in the jurisdictions in which we operate as compared to the U.S. dollar; the effects of international trade disputes, tariffs, quotas and other import or export restrictions on our international procurement, sales and operations; other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 25, 2025 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing reports until the filing or effective dates of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	March 28, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116,530	$114,655
Accounts receivable, net of allowances ($23,702 in 2025, $22,341 in 2024)	335,846	366,311
Inventories	316,849	316,014
Prepaid expenses and other current assets	65,791	71,063
Total current assets	835,016	868,043
Property and equipment, net	294,255	275,781
Operating lease right-of-use assets	192,357	191,423
Goodwill	356,343	356,298
Intangible assets, net	154,302	160,383
Other assets	6,303	6,763
Total assets	$1,838,576	$1,858,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,545	$266,775
Accrued liabilities	73,897	68,538
Short-term operating lease liabilities	21,898	21,965
Accrued compensation	41,651	50,078
Current portion of long-term debt	20,269	18,040
Total current liabilities	407,260	425,396
Long-term debt, net of current portion	681,078	688,744
Operating lease liabilities	188,647	187,079
Deferred taxes, net	16,066	15,891
Other liabilities	3,885	3,935
Total liabilities	1,296,936	1,321,045
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 28, 2025 and December 27, 2024, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,674,391 and 40,248,884 shares issued and outstanding at March 28, 2025 and December 27, 2024, respectively	406	402
Additional paid-in capital	392,636	399,111
Accumulated other comprehensive loss	(3,630)	(3,807)
Retained earnings	152,228	141,940
Total stockholders’ equity	541,640	537,646
Total liabilities and stockholders’ equity	$1,838,576	$1,858,691

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Net sales	$950,748	$874,488
Cost of sales	724,753	665,052
Gross profit	225,995	209,436
Selling, general and administrative expenses	202,763	190,321
Other operating expenses, net	497	3,112
Operating income	22,735	16,003
Interest expense	10,253	13,244
Income before income taxes	12,482	2,759
Provision for income tax expense	2,194	828
Net income	$10,288	$1,931
Other comprehensive (loss) income:
Foreign currency translation adjustments	177	(323)
Comprehensive income	$10,465	$1,608
Net income per share:
Basic	$0.27	$0.05
Diluted	$0.25	$0.05
Weighted average common shares outstanding:
Basic	38,695,791	37,820,725
Diluted	46,091,441	38,626,885

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	—	$—	$537,646
Net income	—	—	—	—	10,288	—	—	10,288
Stock compensation	—	—	4,121	—	—	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	—	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	—	$—	$541,640

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	—	$—	$454,672
Net income	—	—	—	—	1,931	—	—	1,931
Stock compensation	—	—	3,590	—	—	—	—	3,590
Common stock repurchased	—	—	—	—	—	(134,553)	(5,004)	(5,004)
Warrants exercised	32,454	1	(1)	—	—	—	—	—
Cumulative translation adjustment	—	—	—	(323)	—	—	—	(323)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	75,105	1	(7,074)	—	—	—	—	(7,073)
Balance March 29, 2024	39,773,355	$398	$352,672	$(2,155)	$101,882	(134,553)	$(5,004)	$447,793

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$10,288	$1,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,244	9,234
Amortization of intangible assets	6,094	6,171
Provision for allowance for credit losses	2,702	4,361
Provision for deferred income taxes	205	334
Loss on debt extinguishment	—	289
Stock compensation	4,763	4,199
Change in fair value of contingent earn-out liabilities	—	(613)
Non-cash interest and other operating activities	1,316	1,578
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	27,826	16,411
Inventories	(774)	13,148
Prepaid expenses and other current assets	4,115	(454)
Accounts payable, accrued liabilities and accrued compensation	(19,591)	(22,914)
Other assets and liabilities	378	(2,775)
Net cash provided by operating activities	49,566	30,900

Cash flows from investing activities:
Capital expenditures	(12,344)	(17,066)
Cash paid for acquisitions, net of cash acquired	—	(315)
Net cash used in investing activities	(12,344)	(17,381)

Cash flows from financing activities:
Payment of debt and other financing obligations	(750)	(6,750)
Payment of finance leases	(3,253)	(1,125)
Common stock repurchases	—	(5,004)
Surrender of shares to pay withholding taxes	(11,409)	(7,073)
Cash paid for contingent earn-out liability	—	(1,300)
Payments under asset-based loan facility	(20,000)	—
Net cash used in financing activities	(35,412)	(21,252)

Effect of foreign currency on cash and cash equivalents	65	121
Net change in cash and cash equivalents	1,875	(7,612)
Cash and cash equivalents-beginning of period	114,655	49,878
Cash and cash equivalents-end of period	$116,530	$42,266

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2024 filed as part of the Company’s Annual Report on Form 10-K (the “2024 Form 10-K”).

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2024 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 28, 2025 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 28, 2025		March 29, 2024
Center-of-the-Plate	$361,492	38.0%	$342,936	39.2%
Specialty:
Dry Goods	150,106	15.8%	138,810	15.9%
Produce	119,572	12.6%	126,125	14.4%
Pastry	128,538	13.5%	101,868	11.6%
Cheese and Charcuterie	65,175	6.9%	59,299	6.8%
Dairy and Eggs	76,069	8.0%	58,126	6.6%
Oils and Vinegars	31,650	3.3%	29,806	3.4%
Kitchen Supplies	18,146	1.9%	17,518	2.1%
Total Specialty	$589,256	62.0%	$531,552	60.8%
Total net sales	$950,748	100%	$874,488	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information. Net sales by product category includes estimates of product mix for certain locations that are not yet fully integrated into the Company’s sales reporting system as of the reporting date.

Food Processing Costs

Food processing costs include, but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $18,252 and $19,070 for the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively.

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. During the thirteen weeks ended March 29, 2024, shares purchased under the program were recorded at cost and held as treasury stock. During the third quarter of fiscal 2024, these shares were retired and returned to the status of authorized and unissued shares.

Recent Accounting Pronouncements

Induced Conversions of Convertible Debt Instruments: In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within that fiscal year. Early adoption is permitted. The impact of this guidance is dependent on future induced conversions, if any, of the Company’s convertible debt instruments.

Disaggregation of Income Statement Expenses: In November 2024, the FASB issued guidance to require disclosure in the notes to the financial statements of certain categories of expenses that are included on the face of the income statement, including purchases of inventory, employee compensation and depreciation and amortization, as well as additional disclosure about selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027 on a prospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements, which is limited to financial statement disclosures.

Improvements to Income Tax Disclosures: In December 2023, the FASB issued guidance designed to improve the transparency and usefulness of income tax disclosures. The amendments include provisions to address the consistency of the income tax rate reconciliation and requirement to disaggregate income taxes paid by jurisdiction. The guidance was effective for the Company as of December 28, 2024 and the new disclosure requirements will be effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 26, 2025. The impact of the guidance is limited to financial statement disclosures.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Net income per share:
Basic	$0.27	$0.05
Diluted	$0.25	$0.05
Weighted average common shares:
Basic	38,695,791	37,820,725
Diluted	46,091,441	38,626,885

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Numerator:
Net income	$10,288	$1,931
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,212	—
Net income available to common shareholders	$11,500	$1,931
Denominator:
Weighted average basic common shares outstanding	38,695,791	37,820,725
Dilutive effect of unvested common shares	827,795	756,440
Dilutive effect of stock options and warrants	72,885	49,720
Dilutive effect of convertible notes	6,494,970	—
Weighted average diluted common shares outstanding	46,091,441	38,626,885

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	114,866	146,810
Convertible notes	—	7,392,817

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

Contingent earn-out liabilities of $750 as of March 28, 2025 and December 27, 2024 are reflected as accrued liabilities on the Company’s condensed consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s condensed consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of March 28, 2025 and December 27, 2024, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and its unsecured note issued in connection with the acquisition of Oakville Produce Partners, LLC (“GreenLeaf”) in fiscal 2023 (“GreenLeaf Note”). The fair value of the Company’s 2028 Convertible Senior Notes was based on bid/ask quotes as of or near the balance sheet date. The fair value of the GreenLeaf Note was determined based upon observable market prices of similar debt instruments.

		March 28, 2025		December 27, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$398,547	$287,500	$365,556
GreenLeaf Note	Level 2	$5,000	$5,159	$5,000	$5,070

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $10,297 and $11,579 at March 28, 2025 and December 27, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $161,333 and $147,902 at March 28, 2025 and December 27, 2024, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2024	$356,298
Foreign currency translation	45
Carrying amount as of March 28, 2025	$356,343
Other intangible assets are net of accumulated amortization of $163,126 and $157,032 as of March 28, 2025 and December 27, 2024, respectively. Amortization expense for other intangibles was $6,094 and $6,171 for the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively.

Note 8 – Debt Obligations

Debt obligations as of March 28, 2025 and December 27, 2024 consisted of the following:

	Weighted Average Effective Interest Rate at March 28, 2025	Maturity	March 28, 2025	December 27, 2024
Senior secured term loans	8.57%	August 2029	$259,250	$260,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	6.47%	March 2027	100,000	120,000
Finance leases and other financing obligations	6.79%	Various	67,583	52,673
Unamortized deferred costs			(12,986)	(13,389)
Total debt obligations			701,347	706,784
Less: current installments			(20,269)	(18,040)
Total long-term debt			$681,078	$688,744

Senior Secured Term Loan Credit Facility

In March 2024, the Company entered into an amendment (“Eleventh Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. As a result of this amendment, the Company incurred a loss on debt extinguishment of $50 during the thirteen weeks ended March 29, 2024, which represents the portion of unamortized deferred financing fees attributable to the lender that exited the loan syndicate. Arrangement fees of $775 and third-party transaction costs of $91 were expensed as incurred during the thirteen weeks ended March 29, 2024 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

Additionally, during the thirteen weeks ended March 29, 2024, the Company made voluntary principal prepayments totaling $6,000 towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $239 during the thirteen weeks ended March 29, 2024, which were included in interest expense within the Company’s condensed consolidated statements of operations.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of March 28, 2025 and December 27, 2024 was:

	March 28, 2025			December 27, 2024
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(4,297)	$283,203	$287,500	$(4,584)	$282,916

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Coupon interest	$1,707	$1,893
Amortization of deferred costs and premium	286	333
Total interest	$1,993	$2,226

As of March 28, 2025, the Company had reserved $37,575 of its asset-based loan facility for the issuance of letters of credit and funds totaling $162,425 were available for borrowing.

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirteen weeks ended March 28, 2025:

	Time-based		Performance-based		Market-based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	483,284	$35.68	881,500	$34.79	303,036	$30.04
Granted	192,089	63.67	528,973	63.67	35,101	61.16
Vested	(158,796)	34.80	(162,351)	32.45	(162,351)	29.12
Forfeited	(8,543)	37.37	(149,880)	33.52	—	—
Unvested at March 28, 2025	508,034	$46.51	1,098,242	$49.22	175,786	$37.10

The Company granted 756,163 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $63.55 during the thirteen weeks ended March 28, 2025. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and RSUs totaling $4,121 and $3,590 during the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively. No share-based compensation expense has been capitalized.

At March 28, 2025, the total unrecognized compensation cost for unvested RSAs and RSUs was $36,692 and the weighted-average remaining period was approximately 2.1 years. Of this total, $21,261 related to awards with time-based vesting provisions and $15,431 related to awards with performance- and market-based vesting provisions. At March 28, 2025, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.9 years and 2.3 years, respectively.

Performance-Based Restricted Share Units

In February 2025, the Company’s Board of Directors approved a grant of a total of 541,375 performance-based restricted share units (“PSUs”) to certain of the Company’s officers and employees under the Company’s 2019 Omnibus Equity Incentive Plan. The PSUs, which have a four-year term from the date of grant, are subject to service and performance conditions and will only become vested and payable to the extent that a qualifying change in control occurs during the four-year period. The fair value of these awards was $16,056 at March 28, 2025, which was determined using a Monte Carlo simulation in order to model a range of possible future stock prices for the Company’s common stock. No share-based compensation expense has been recorded in fiscal 2025 for these PSUs.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. The remaining share purchase authorization was $82,617 at March 28, 2025. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 17.6% and 30.0% for the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively. The effective tax rate for the thirteen weeks ended March 28, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for a discrete item related to a tax benefit from the vesting of stock awards during the period. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the
Company carried back its 2020 federal income tax loss, which resulted in a income tax refund receivable of $26,240 as of March 28, 2025. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework under Pillar Two which includes a global corporate minimum tax rate of 15%. Some jurisdictions in which the Company operates have started to enact laws implementing Pillar Two, including Canada which enacted the rule in June 2024. The Company is monitoring these developments and currently does not believe the rules effective in fiscal 2025 will have a material impact on its consolidated financial statements.

Note 11 – Segment Information

The Company’s business consists of three operating segments: East, Midwest and West that aggregate into one reportable segment, foodservice distribution, which is concentrated primarily in the United States.

The accounting policies of the foodservice distribution segment are the same as those for the consolidated company. The Company’s chief operating decision maker, who is the Company’s chief executive officer, uses gross profit as the measure of profit or loss to assess segment performance and allocate resources.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Net sales	$950,748	$874,488
Less:
Cost of sales - non-production costs (1)	706,501	645,982
Cost of sales - food processing costs (2) (3)	18,252	19,070
Cost of sales	724,753	665,052
Gross profit	$225,995	$209,436

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
(3)Food processing costs included $261 and $336 of depreciation expense for the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Supplemental cash flow disclosures:
Cash paid for income taxes	$376	$1,522
Cash paid for interest, net of cash received	8,228	10,403
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,934	$9,812
Operating cash flows from finance leases	1,019	379
ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,094	$396
Finance leases	17,591	11,587

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024 (the “2024 Form 10-K”) filed with the SEC. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts included in the tables in the following discussion are presented in thousands.

Business Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 88,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins. We serve more than 50,000 core customer locations, primarily located in our 23 geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our center-of-the-plate products directly to consumers through our Allen Brothers subsidiary.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Net sales	$950,748	$874,488
Cost of sales	724,753	665,052
Gross profit	225,995	209,436
Selling, general and administrative expenses	202,763	190,321
Other operating expenses, net	497	3,112
Operating income	22,735	16,003
Interest expense	10,253	13,244
Income before income taxes	12,482	2,759
Provision for income tax expense	2,194	828
Net income	$10,288	$1,931

Thirteen Weeks Ended March 28, 2025 Compared to Thirteen Weeks Ended March 29, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$950,748	$874,488	$76,260	8.7%

Net sales increased due to organic growth as there was no impact from acquisitions. Case count increased approximately 5.7% in our specialty category. In addition, unique customers and placements in our specialty category increased 4.5% and 7.7%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 1.3% compared to the prior year. Estimated inflation was 4.8% in our specialty category and 5.9% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$225,995	$209,436	$16,559	7.9%
Gross profit margin	23.8%	23.9%

Gross profit dollars increased primarily as a result of increased sales and price inflation. Gross profit margin decreased approximately 18 basis points. Gross profit margins increased 6 basis points in the Company’s specialty category and decreased 83 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$202,763	$190,321	$12,442	6.5%
Percentage of net sales	21.3%	21.8%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities and distribution to support sales growth and higher depreciation expense driven by facility investments. Our ratio of selling, general and administrative expenses to net sales decreased 50 basis points due to sales growth combined with certain benefits derived from our investments in our facility and distribution operations.

Other Operating Expenses, Net

	2025	2024	$ Change	% Change
Other operating expenses, net	$497	$3,112	$(2,615)	(84.0)%

Other operating expenses, net decreased by $2.6 million primarily due to lower employee severance charges incurred in the current quarter compared to the prior year quarter.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$10,253	$13,244	$(2,991)	(22.6)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current quarter compared to the prior year quarter.

Provision for Income Tax Expense

	2025	2024	$ Change	% Change
Provision for income tax expense	$2,194	$828	$1,366	165.0%
Effective tax rate	17.6%	30.0%

The Company’s effective tax rate was 17.6% and 30.0% for the thirteen weeks ended March 28, 2025 and March 29, 2024, respectively. The effective tax rate for the thirteen weeks ended March 28, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for a discrete item related to a tax benefit from the vesting of stock awards during the period.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	March 28, 2025	December 27, 2024
Senior secured term loan	$259,250	$260,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	100,000	120,000
Finance leases and other financing obligations	67,583	52,673

Financing Transactions

During the thirteen weeks ended March 29, 2024, we made voluntary principal prepayments of $6.0 million towards the senior secured term loan.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the thirteen weeks ended March 29, 2024, we repurchased 134,553 shares of our common stock at an average purchase price of $37.16 per share. The share repurchases were funded by our available cash. There were no share repurchases during the thirteen weeks ended March 28, 2025. The remaining share purchase authorization was $82.6 million at March 28, 2025. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity:

	March 28, 2025	December 27, 2024
Cash and cash equivalents	$116,530	$114,655
Working capital(1), excluding cash and cash equivalents	311,226	327,992
Availability under asset-based loan facility	162,425	146,674
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2025 will be approximately $40.0 million to $50.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows:

	Thirteen Weeks Ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$49,566	$30,900
Net cash used in investing activities	(12,344)	(17,381)
Net cash used in financing activities	(35,412)	(21,252)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $49.6 million for the thirteen weeks ended March 28, 2025 compared to $30.9 million for the thirteen weeks ended March 29, 2024. The increase in cash provided by operating activities was primarily due to sales growth, lower cash paid for interest, lower other operating expenses and improvements in working capital management.

Net cash used in investing activities was $12.3 million for the thirteen weeks ended March 28, 2025, driven by capital expenditures.

Net cash used in financing activities was $35.4 million for the thirteen weeks ended March 28, 2025 driven by $20.0 million of payments under our revolving credit facilities, $11.4 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $3.3 million of finance lease payments and $0.8 million of payments of term loan debt.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of March 28, 2025, we had aggregate indebtedness outstanding of $359.3 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.6 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 28, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 27, 2024. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
December 28, 2024 to January 24, 2025	—	$—	—	$82,617
January 25, 2025 to February 21, 2025	—	—	—	82,617
February 22, 2025 to March 28, 2025	180,139	63.33	—	82,617
Total	180,139	$63.33	—	$82,617

(1)Represents withholding of 180,139 shares of our common stock during the thirteen weeks ended March 28, 2025 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1†	Amendment No. 7, dated as of March 12, 2025, to the ABL Facility.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2025.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: April 30, 2025	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2025	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)