Form 10-Q
period 2025-06-27
Chefs' Warehouse, Inc.
filed 2025-07-30
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 25, 2025: 40,762,658

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

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	June 27, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$96,866	$114,655
Accounts receivable, net of allowances ($25,238 in 2025, $22,341 in 2024)	350,753	366,311
Inventories	367,905	316,014
Prepaid expenses and other current assets	67,923	71,063
Total current assets	883,447	868,043
Property and equipment, net	310,792	275,781
Operating lease right-of-use assets	201,459	191,423
Goodwill	356,537	356,298
Intangible assets, net	148,351	160,383
Other assets	6,668	6,763
Total assets	$1,907,254	$1,858,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278,896	$266,775
Accrued liabilities	72,950	68,538
Short-term operating lease liabilities	22,050	21,965
Accrued compensation	46,901	50,078
Current portion of long-term debt	19,074	18,040
Total current liabilities	439,871	425,396
Long-term debt, net of current portion	690,223	688,744
Operating lease liabilities	198,695	187,079
Deferred taxes, net	16,936	15,891
Other liabilities	3,811	3,935
Total liabilities	1,349,536	1,321,045
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 27, 2025 and December 27, 2024, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,737,795 and 40,248,884 shares issued and outstanding at June 27, 2025 and December 27, 2024, respectively	407	402
Additional paid-in capital	395,078	399,111
Accumulated other comprehensive loss	(2,788)	(3,807)
Retained earnings	165,021	141,940
Total stockholders’ equity	557,718	537,646
Total liabilities and stockholders’ equity	$1,907,254	$1,858,691

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$1,034,906	$954,704	$1,985,654	$1,829,192
Cost of sales	780,567	725,702	1,505,320	1,390,754
Gross profit	254,339	229,002	480,334	438,438
Selling, general and administrative expenses	213,750	194,834	416,513	385,155
Other operating expenses, net	373	301	870	3,413
Operating income	40,216	33,867	62,951	49,870
Interest expense	10,715	11,690	20,968	24,934
Income before income taxes	29,501	22,177	41,983	24,936
Provision for income tax expense	8,260	6,653	10,454	7,481
Net income	$21,241	$15,524	$31,529	$17,455
Other comprehensive income (loss):
Foreign currency translation adjustments	842	(129)	1,019	(452)
Comprehensive income	$22,083	$15,395	$32,548	$17,003
Net income per share:
Basic	$0.55	$0.41	$0.81	$0.46
Diluted	$0.49	$0.37	$0.74	$0.44
Weighted average common shares outstanding:
Basic	38,883,019	37,924,931	38,788,843	37,871,080
Diluted	46,031,127	45,947,728	46,055,696	45,959,061

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	—	$—	$537,646
Net income	—	—	—	—	10,288	—	—	10,288
Stock compensation	—	—	4,121	—	—	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	—	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	—	$—	$541,640
Net income	—	—	—	—	21,241	—	—	21,241
Stock compensation	—	—	4,223	—	—	—	—	4,223
Common stock repurchased	(159,982)	(1)	(1,554)	—	(8,448)	—	—	(10,003)
Warrants exercised	3,860	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	842	—	—	—	842
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	219,526	2	(227)	—	—	—	—	(225)
Balance June 27, 2025	40,737,795	$407	$395,078	$(2,788)	$165,021	—	$—	$557,718

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

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$31,529	$17,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,332	18,771
Amortization of intangible assets	12,103	12,342
Provision for allowance for credit losses	6,603	6,097
Provision for deferred income taxes	1,111	3,003
Loss on debt extinguishment	—	366
Stock compensation	9,629	8,754
Change in fair value of contingent earn-out liabilities	—	(615)
Non-cash interest and other operating activities	3,552	2,747
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,279	4,269
Inventories	(51,410)	(25,431)
Prepaid expenses and other current assets	2,000	(3,368)
Accounts payable, accrued liabilities and accrued compensation	14,685	17,812
Other assets and liabilities	(344)	(1,976)
Net cash provided by operating activities	64,069	60,226

Cash flows from investing activities:
Capital expenditures	(22,325)	(33,123)
Cash paid for acquisitions, net of cash acquired	—	(315)
Net cash used in investing activities	(22,325)	(33,438)

Cash flows from financing activities:
Payment of debt and other financing obligations	(11,500)	(14,500)
Payment of finance leases	(6,506)	(3,839)
Common stock repurchases	(10,003)	(10,004)
Surrender of shares to pay withholding taxes	(11,636)	(7,283)
Cash paid for contingent earn-out liability	—	(3,550)
Borrowings under asset-based loan and revolving credit facilities	—	813
Payments under asset-based loan facility	(20,000)	—
Net cash used in financing activities	(59,645)	(38,363)

Effect of foreign currency on cash and cash equivalents	112	37
Net change in cash and cash equivalents	(17,789)	(11,538)
Cash and cash equivalents-beginning of period	114,655	49,878
Cash and cash equivalents-end of period	$96,866	$38,340

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2024 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 27, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Center-of-the-Plate	$394,327	38.1%	$365,387	38.3%	$755,819	38.1%	$708,323	38.7%
Specialty:
Dry Goods	167,680	16.2%	154,575	16.2%	317,786	16.0%	293,385	16.0%
Produce	124,032	12.0%	136,295	14.3%	243,604	12.3%	262,420	14.3%
Pastry	139,268	13.5%	114,224	12.0%	267,806	13.5%	216,092	11.8%
Cheese and Charcuterie	75,990	7.3%	68,820	7.2%	141,165	7.1%	128,119	7.0%
Dairy and Eggs	77,953	7.5%	62,674	6.6%	154,022	7.8%	120,800	6.6%
Oils and Vinegars	35,713	3.5%	33,811	3.5%	67,363	3.4%	63,617	3.5%
Kitchen Supplies	19,943	1.9%	18,918	1.9%	38,089	1.8%	36,436	2.1%
Total Specialty	$640,579	61.9%	$589,317	61.7%	$1,229,835	61.9%	$1,120,869	61.3%
Total net sales	$1,034,906	100%	$954,704	100%	$1,985,654	100%	$1,829,192	100%

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

Food Processing Costs

Food processing costs include, but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities. Food processing costs included in cost of sales were $16,537 and $18,277 for the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively, and $34,789 and $37,347 for the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively.

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. During fiscal 2025, shares purchased were retired and returned to the status of authorized and unissued shares. During the twenty-six weeks ended June 28, 2024, shares purchased under the program were recorded at cost and held as treasury stock. During the third quarter of fiscal 2024, these shares were retired and returned to the status of authorized and unissued shares.

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

Improvements to Income Tax Disclosures: In December 2023, the FASB issued guidance designed to improve the transparency and usefulness of income tax disclosures. The amendments include provisions to address the consistency of the income tax rate reconciliation and requirement to disaggregate income taxes paid by jurisdiction. The new disclosure requirements will be effective in the Company's Annual Report on Form 10-K for the fiscal year ending December 26, 2025. The impact of the guidance is limited to financial statement disclosures.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income per share:
Basic	$0.55	$0.41	$0.81	$0.46
Diluted	$0.49	$0.37	$0.74	$0.44
Weighted average common shares:
Basic	38,883,019	37,924,931	38,788,843	37,871,080
Diluted	46,031,127	45,947,728	46,055,696	45,959,061

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income	$21,241	$15,524	$31,529	$17,455
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,226	1,322	2,451	2,628
Net income available to common shareholders	$22,467	$16,846	$33,980	$20,083
Denominator:
Weighted average basic common shares outstanding	38,883,019	37,924,931	38,788,843	37,871,080
Dilutive effect of unvested common shares	581,013	573,930	700,950	642,767
Dilutive effect of stock options and warrants	72,125	56,050	70,933	52,397
Dilutive effect of convertible notes	6,494,970	7,392,817	6,494,970	7,392,817
Weighted average diluted common shares outstanding	46,031,127	45,947,728	46,055,696	45,959,061

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	215,454	160,273	259,505	286,769

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

Contingent earn-out liabilities of $750 as of June 27, 2025 and December 27, 2024 are reflected as accrued liabilities on the Company’s condensed consolidated balance sheets. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s condensed consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of June 27, 2025 and December 27, 2024, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and its unsecured note issued in connection with the acquisition of Oakville Produce Partners, LLC (“GreenLeaf”) in fiscal 2023 (“GreenLeaf Note”). The fair value of the Company’s 2028 Convertible Senior Notes was based on bid/ask quotes as of or near the balance sheet date. The fair value of the GreenLeaf Note as of December 27, 2024 was determined based upon observable market prices of similar debt instruments.

		June 27, 2025		December 27, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$448,500	$287,500	$365,556
GreenLeaf Note	Level 2	$—	$—	$5,000	$5,070

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $9,919 and $11,579 at June 27, 2025 and December 27, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $162,272 and $147,902 at June 27, 2025 and December 27, 2024, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2024	$356,298
Foreign currency translation	239
Carrying amount as of June 27, 2025	$356,537
Other intangible assets are net of accumulated amortization of $169,135 and $157,032 as of June 27, 2025 and December 27, 2024, respectively. Amortization expense for other intangibles was $6,009 and $6,171 for the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively, and $12,103 and $12,342 for the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively.

Note 8 – Debt Obligations

Debt obligations as of June 27, 2025 and December 27, 2024 consisted of the following:

	Weighted Average Effective Interest Rate at June 27, 2025	Maturity	June 27, 2025	December 27, 2024
Senior secured term loans	8.57%	August 2029	$253,500	$260,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	6.45%	March 2027	100,000	120,000
Finance leases and other financing obligations	7.28%	Various	80,398	52,673
Unamortized deferred costs			(12,101)	(13,389)
Total debt obligations			709,297	706,784
Less: current installments			(19,074)	(18,040)
Total long-term debt			$690,223	$688,744

Senior Secured Term Loan Credit Facility

In June 2025, the Company entered into an amendment (“Thirteenth Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. Arrangement fees of $525 and third-party transaction costs of $49 were expensed as incurred during the thirteen and twenty-six weeks ended June 27, 2025 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

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

Additionally, during the twenty-six weeks ended June 27, 2025 and June 28, 2024, the Company made voluntary principal prepayments totaling $5,000 and $8,000, respectively, towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $150 during the thirteen and twenty-six weeks ended June 27, 2025 and $77 and $316 during the thirteen and twenty-six weeks ended June 28, 2024, respectively, which were included in interest expense within the Company’s condensed consolidated statements of operations.

GreenLeaf Unsecured Note

The GreenLeaf Note matured on April 20, 2025, and the Company made the final principal payment of $5,000 during the twenty-six weeks ended June 27, 2025. Previously, the Company made a scheduled principal payment of $5,000 towards the GreenLeaf Note during the twenty-six weeks ended June 28, 2024. The GreenLeaf Note is presented at December 27, 2024 under the caption “Finance leases and other financing obligations” in the table above.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of June 27, 2025 and December 27, 2024 was:

	June 27, 2025			December 27, 2024
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(4,011)	$283,489	$287,500	$(4,584)	$282,916

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Coupon interest	$1,707	$1,893	$3,414	$3,786
Amortization of deferred costs and premium	287	333	573	666
Total interest	$1,994	$2,226	$3,987	$4,452

As of June 27, 2025, the Company had reserved $36,612 of its asset-based loan facility for the issuance of letters of credit and funds totaling $163,388 were available for borrowing.

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the twenty-six weeks ended June 27, 2025:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	483,284	$35.68	881,500	$34.79	303,036	$30.04
Granted	209,677	63.51	740,294	63.03	35,101	61.16
Vested	(199,890)	35.27	(164,601)	32.47	(162,351)	29.12
Forfeited	(14,118)	42.21	(149,880)	33.52	—	—
Unvested at June 27, 2025	478,953	$47.84	1,307,313	$51.22	175,786	$37.10

The Company granted 985,072 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $63.07 during the twenty-six weeks ended June 27, 2025. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and RSUs totaling $4,223 and $3,946 during the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively, and $8,344 and $7,536 during the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively. No share-based compensation expense has been capitalized.

At June 27, 2025, the total unrecognized compensation cost for unvested RSAs and RSUs was $33,100 and the weighted-average remaining period was approximately 1.9 years. Of this total, $19,669 related to awards with time-based vesting provisions and $13,431 related to awards with performance- and market-based vesting provisions. At June 27, 2025, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.8 years and 2.1 years, respectively.

Performance-Based Restricted Share Units

In February 2025, the Company’s Board of Directors approved a grant of a total of 541,375 performance-based restricted share units (“PSUs”) to certain of the Company’s officers and employees under the Company’s 2019 Omnibus Equity Incentive Plan. The PSUs, which have a four-year term from the date of grant, are subject to service and performance conditions and will only become vested and payable to the extent that a qualifying change in control occurs during the four-year period. The fair value of these awards was $22,235, which was determined using a Monte Carlo simulation in order to model a range of possible future stock prices for the Company’s common stock. No share-based compensation expense has been recorded in fiscal 2025 for these PSUs.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. The remaining share purchase authorization was $72,617 at June 27, 2025. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 28.0% and 30.0% for the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively, and 24.9% and 30.0% for the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively. The effective tax rate for the twenty-six weeks ended June 27, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for a discrete item related to a tax benefit from the vesting of stock awards during the period. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in a income tax refund receivable of $26,537 as of June 27, 2025. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Subsequent to the end of the second quarter of fiscal 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company is in the process of assessing the impact of this legislation on its financial statements. The current expectation is that OBBBA will not have a material impact on the Company’s estimated annual effective tax rate in 2025, but will impact the split between current taxes payable and deferred taxes.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$1,034,906	$954,704	$1,985,654	$1,829,192
Less:
Cost of sales - non-production costs (1)	764,030	707,425	1,470,531	1,353,407
Cost of sales - food processing costs (2)(3)	16,537	18,277	34,789	37,347
Cost of sales	780,567	725,702	1,505,320	1,390,754
Gross profit	$254,339	$229,002	$480,334	$438,438

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
(3)Food processing costs included $257 and $326 of depreciation expense for the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively and $518 and $662 for the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024
Supplemental cash flow disclosures:
Cash paid for income taxes	$14,154	$6,016
Cash paid for interest, net of cash received	20,560	23,302
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,381	$19,371
Operating cash flows from finance leases	2,360	895
ROU assets obtained in exchange for lease liabilities:
Operating leases	$21,872	$1,797
Finance leases	39,548	13,894

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

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$1,034,906	$954,704	$1,985,654	$1,829,192
Cost of sales	780,567	725,702	1,505,320	1,390,754
Gross profit	254,339	229,002	480,334	438,438
Selling, general and administrative expenses	213,750	194,834	416,513	385,155
Other operating expenses, net	373	301	870	3,413
Operating income	40,216	33,867	62,951	49,870
Interest expense	10,715	11,690	20,968	24,934
Income before income taxes	29,501	22,177	41,983	24,936
Provision for income tax expense	8,260	6,653	10,454	7,481
Net income	$21,241	$15,524	$31,529	$17,455

Thirteen Weeks Ended June 27, 2025 Compared to Thirteen Weeks Ended June 28, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$1,034,906	$954,704	$80,202	8.4%

Net sales increased due to organic growth as there was no impact from acquisitions. Case count increased approximately 3.5% in our specialty category. In addition, unique customers and placements in our specialty category increased 3.6% and 8.7%, respectively, compared to the prior year quarter. Pounds sold in our center-of-the-plate category decreased 4.0% compared to the prior year quarter, primarily due to our exit from a non-core commodity poultry program in fiscal 2025. Estimated inflation was 5.0% in our specialty category and 10.8% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$254,339	$229,002	$25,337	11.1%
Gross profit margin	24.6%	24.0%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 59 basis points. Gross profit margins increased 59 basis points in the Company’s specialty category and increased 56 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$213,750	$194,834	$18,916	9.7%
Percentage of net sales	20.7%	20.4%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth, higher depreciation expense driven by facility and fleet investments and higher self-insurance expense. Our ratio of selling, general and administrative expenses to net sales increased 30 basis points due to the higher costs, partially offsetting our sales growth.

Other Operating Expenses, Net

	2025	2024	$ Change	% Change
Other operating expenses, net	$373	$301	$72	23.9%

Other operating expenses, net increased by $0.1 million primarily due to a higher loss on asset disposals in the current quarter compared to the prior year quarter, almost entirely offset by lower third-party deal costs incurred in connection with business acquisitions and financing arrangements.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$10,715	$11,690	$(975)	(8.3)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current quarter compared to the prior year quarter.

Provision for Income Tax Expense

	2025	2024	$ Change	% Change
Provision for income tax expense	$8,260	$6,653	$1,607	24.2%
Effective tax rate	28.0%	30.0%

The Company’s effective tax rate was 28.0% and 30.0% for the thirteen weeks ended June 27, 2025 and June 28, 2024, respectively. The effective tax rate for the thirteen weeks ended June 27, 2025 reflects the annual effective tax rate estimated for the full fiscal year.

Twenty-Six Weeks Ended June 27, 2025 Compared to Twenty-Six Weeks Ended June 28, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$1,985,654	$1,829,192	$156,462	8.6%

Net sales increased due to organic growth as there was no impact from acquisitions. Case count increased approximately 4.5% in our specialty category. In addition, unique customers and placements in our specialty category increased 4.0% and 8.2%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 2.7% compared to the prior year period, primarily due to our exit from a non-core commodity poultry program in fiscal 2025. Estimated inflation was 4.9% in our specialty category and 8.4% in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$480,334	$438,438	$41,896	9.6%
Gross profit margin	24.2%	24.0%

Gross profit dollars increased primarily as a result of sales growth and price inflation. Gross profit margin increased approximately 22 basis points. Gross profit margins increased 34 basis points in the Company’s specialty category and decreased 11 basis points in the Company’s center-of-the-plate category.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$416,513	$385,155	$31,358	8.1%
Percentage of net sales	21.0%	21.1%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth, higher depreciation expense driven by facility and fleet investments and higher self-insurance expense. Our ratio of selling, general and administrative expenses to net sales decreased 10 basis points due to sales growth combined with certain benefits derived from our investments in our facility and distribution operations.

Other Operating Expenses, Net

	2025	2024	$ Change	% Change
Other operating expenses, net	$870	$3,413	$(2,543)	(74.5)%

The decrease in other operating expense, net was primarily due to lower employee severance charges during the twenty-six weeks ended June 27, 2025 compared to the prior year period.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$20,968	$24,934	$(3,966)	(15.9)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Provision for Income Taxes

	2025	2024	$ Change	% Change
Provision for income tax expense	$10,454	$7,481	$2,973	39.7%
Effective tax rate	24.9%	30.0%

The Company’s effective tax rate was 24.9% and 30.0% for the twenty-six weeks ended June 27, 2025 and June 28, 2024, respectively. The effective tax rate for the twenty-six weeks ended June 27, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for a discrete item related to a tax benefit from the vesting of stock awards during the period.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	June 27, 2025	December 27, 2024
Senior secured term loan	$253,500	$260,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	100,000	120,000
Finance leases and other financing obligations	80,398	52,673

Financing Transactions

In June 2025, we entered into an amendment to our senior secured term loan agreement, which reduced the interest rate spread by 50 basis points on our senior secured term loan facility. Additionally, during the twenty-six weeks ended June 27, 2025 and June 28, 2024, we made voluntary principal prepayments of $5.0 million and $8.0 million, respectively, towards the senior secured term loan.

The GreenLeaf Note matured on April 20, 2025, and we made the final principal payment of $5.0 million during the twenty-six weeks ended June 27, 2025. Previously, we made a scheduled principal payment of $5.0 million towards the GreenLeaf Note during the twenty-six weeks ended June 28, 2024. The GreenLeaf Note is presented at December 27, 2024 under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the twenty-six weeks ended June 27, 2025, we repurchased 159,982 shares of our common stock at an average purchase price of $62.51 per share. During the twenty-six weeks ended June 28, 2024, we repurchased 264,076 shares of our common stock at an average purchase price of $37.86 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $72.6 million at June 27, 2025. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity:

	June 27, 2025	December 27, 2024
Cash and cash equivalents	$96,866	$114,655
Working capital(1), excluding cash and cash equivalents	346,710	327,992
Availability under asset-based loan facility	163,388	146,674
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

Cash Flows

The following table presents selected financial information on cash flows:

	Twenty-Six Weeks Ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$64,069	$60,226
Net cash used in investing activities	(22,325)	(33,438)
Net cash used in financing activities	(59,645)	(38,363)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $64.1 million for the twenty-six weeks ended June 27, 2025 compared to $60.2 million for the twenty-six weeks ended June 28, 2024. The increase in cash provided by operating activities was primarily due to sales growth and lower cash paid for interest, partially offset by a strategic pull-forward of certain inventory purchases.

Net cash used in investing activities was $22.3 million for the twenty-six weeks ended June 27, 2025, driven by capital expenditures.

Net cash used in financing activities was $59.6 million for the twenty-six weeks ended June 27, 2025 driven by $20.0 million of payments under our revolving credit facilities, $11.5 million of payments of term loan debt, $11.6 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $10.0 million used to repurchase our common stock and $6.5 million of finance lease payments.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of June 27, 2025, we had aggregate indebtedness outstanding of $353.5 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.5 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 27, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
March 29, 2025 to April 25, 2025	—	$—	—	$82,617
April 26, 2025 to May 23, 2025	3,768	59.73	—	82,617
May 24, 2025 to June 27, 2025	160,022	62.51	159,982	72,617
Total	163,790	$62.44	159,982	$72,617

(1)Represents withholding of our common stock during the thirteen weeks ended June 27, 2025 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, in addition to shares purchased as part of a publicly announced program.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter covered by this report, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) adopted, terminated or modified the following Rule 10b5-1 or non-Rule
10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K). Our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) previously adopted the following Rule 10b5-1 or non-Rule
10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) which became effective during the quarter covered by this report:

Name	Title	Type of Trading Arrangement	Security	Action	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Timothy McCauley	Chief Accounting Officer	Rule 10b5-1 Plan to Sell	Common Stock	Adoption	March 13, 2025	Up to July 12, 2027	25,000

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Thirteenth Amendment to Credit Agreement, dated June 22, 2016, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as Borrowers, and The Chefs’ Warehouse, Inc. and the other Loan Parties party thereto, as Guarantors, the Lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2025.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 30, 2025	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2025	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)