Form 10-Q
period 2025-09-26
Chefs' Warehouse, Inc.
filed 2025-10-29
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 24, 2025: 40,685,549

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

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	September 26, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$65,061	$114,655
Accounts receivable, net of allowances ($26,417 in 2025, $22,341 in 2024)	347,517	366,311
Inventories	385,394	316,014
Prepaid expenses and other current assets	71,004	71,063
Total current assets	868,976	868,043
Property and equipment, net	337,690	275,781
Operating lease right-of-use assets	200,738	191,423
Goodwill	356,633	356,298
Intangible assets, net	144,401	160,383
Other assets	7,598	6,763
Total assets	$1,916,036	$1,858,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,883	$266,775
Accrued liabilities	76,538	68,538
Short-term operating lease liabilities	23,972	21,965
Accrued compensation	55,722	50,078
Current portion of long-term debt	21,623	18,040
Total current liabilities	405,738	425,396
Long-term debt, net of current portion	711,738	688,744
Operating lease liabilities	196,786	187,079
Deferred taxes, net	20,777	15,891
Other liabilities	4,359	3,935
Total liabilities	1,339,398	1,321,045
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 26, 2025 and December 27, 2024, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,674,744 and 40,248,884 shares issued and outstanding at September 26, 2025 and December 27, 2024, respectively	407	402
Additional paid-in capital	399,411	399,111
Accumulated other comprehensive loss	(3,141)	(3,807)
Retained earnings	179,961	141,940
Total stockholders’ equity	576,638	537,646
Total liabilities and stockholders’ equity	$1,916,036	$1,858,691

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$1,021,319	$931,452	$3,006,973	$2,760,644
Cost of sales	774,128	706,704	2,279,448	2,097,458
Gross profit	247,191	224,748	727,525	663,186
Selling, general and administrative expenses	208,125	192,894	624,638	578,049
Other operating expenses (income), net	130	(28)	1,000	3,385
Operating income	38,936	31,882	101,887	81,752
Interest expense	10,535	11,743	31,503	36,677
Income before income taxes	28,401	20,139	70,384	45,075
Provision for income tax expense	9,253	6,041	19,707	13,522
Net income	$19,148	$14,098	$50,677	$31,553
Other comprehensive (loss) income:
Foreign currency translation adjustments	(353)	(280)	666	(732)
Comprehensive income	$18,795	$13,818	$51,343	$30,821
Net income per share:
Basic	$0.50	$0.37	$1.31	$0.83
Diluted	$0.44	$0.34	$1.18	$0.77
Weighted average common shares outstanding:
Basic	38,575,691	37,863,580	38,717,363	37,868,675
Diluted	45,799,937	45,941,315	45,957,082	45,888,029

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	—	$—	$537,646
Net income	—	—	—	—	10,288	—	—	10,288
Stock compensation	—	—	4,121	—	—	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	—	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	—	$—	$541,640
Net income	—	—	—	—	21,241	—	—	21,241
Stock compensation	—	—	4,223	—	—	—	—	4,223
Common stock retired	(159,982)	(1)	(1,554)	—	(8,448)	—	—	(10,003)
Warrants exercised	3,860	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	842	—	—	—	842
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	219,526	2	(227)	—	—	—	—	(225)
Balance June 27, 2025	40,737,795	$407	$395,078	$(2,788)	$165,021	—	$—	$557,718
Net income	—	—	—	—	19,148	—	—	19,148
Stock compensation	—	—	4,345	—	—	—	—	4,345
Common stock retired	(81,216)	(1)	(792)	—	(4,208)	—	—	(5,001)
Cumulative translation adjustment	—	—	—	(353)	—	—	—	(353)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	18,165	1	780	—	—	—	—	781
Balance September 26, 2025	40,674,744	$407	$399,411	$(3,141)	$179,961	—	$—	$576,638

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

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$50,677	$31,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,045	29,361
Amortization of intangible assets	18,187	18,216
Provision for allowance for credit losses	9,610	8,228
Provision for deferred income taxes	4,914	5,416
Loss on debt extinguishment	—	512
Stock compensation	14,551	13,177
Change in fair value of contingent earn-out liabilities	—	(683)
Non-cash interest and other operating activities	5,345	3,233
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,327	(8,708)
Inventories	(70,137)	(51,786)
Prepaid expenses and other current assets	(1,085)	(5,899)
Accounts payable, accrued liabilities and accrued compensation	(26,825)	40,938
Other assets and liabilities	(257)	(3,501)
Net cash provided by operating activities	55,352	80,057

Cash flows from investing activities:
Capital expenditures	(33,340)	(41,131)
Cash paid for acquisitions, net of cash acquired	—	(315)
Net cash used in investing activities	(33,340)	(41,446)

Cash flows from financing activities:
Payment of debt and other financing obligations	(12,250)	(18,500)
Payment of finance leases	(11,843)	(5,001)
Common stock repurchases	(15,005)	(10,004)
Payment of deferred financing fees	(658)	—
Proceeds from exercise of stock options	—	55
Surrender of shares to pay withholding taxes	(11,833)	(7,377)
Cash paid for contingent earn-out liability	—	(3,800)
Borrowings under asset-based loan and revolving credit facilities	—	6,801
Payments under asset-based loan facility	(20,000)	—
Net cash used in financing activities	(71,589)	(37,826)

Effect of foreign currency on cash and cash equivalents	(17)	42
Net change in cash and cash equivalents	(49,594)	827
Cash and cash equivalents-beginning of period	114,655	49,878
Cash and cash equivalents-end of period	$65,061	$50,705

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2024 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 26, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
Center-of-the-Plate	$393,903	38.6%	$349,263	37.5%	$1,149,722	38.2%	$1,057,586	38.3%
Specialty:
Dry Goods	163,262	16.0%	148,345	15.9%	481,048	16.0%	441,730	16.0%
Produce	125,097	12.2%	137,898	14.8%	368,701	12.3%	400,318	14.5%
Pastry	134,031	13.1%	111,059	11.9%	401,837	13.4%	327,151	11.9%
Cheese and Charcuterie	76,167	7.5%	69,124	7.4%	217,332	7.2%	197,243	7.1%
Dairy and Eggs	73,629	7.2%	63,626	6.8%	227,651	7.6%	184,426	6.7%
Oils and Vinegars	35,789	3.5%	33,144	3.6%	103,152	3.4%	96,761	3.5%
Kitchen Supplies	19,441	1.9%	18,993	2.1%	57,530	1.9%	55,429	2.0%
Total Specialty	$627,416	61.4%	$582,189	62.5%	$1,857,251	61.8%	$1,703,058	61.7%
Total net sales	$1,021,319	100%	$931,452	100%	$3,006,973	100%	$2,760,644	100%

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

Share Repurchases

The Company has a share repurchase program that is executed through purchases made from time to time either in the open market or through private market transactions. During the thirty-nine weeks ended September 26, 2025 and September 27, 2024, shares purchased were retired and returned to the status of authorized and unissued shares.

Recent Accounting Pronouncements

Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the Financial Accounting Standards Board (“FASB”) issued guidance amending the requirements for capitalizing software costs to when both the following conditions are met: (1) the funding of the project has the appropriate authorization and (2) it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within that fiscal year, and may be applied on a prospective, modified prospective or retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements.

Measurements of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued guidance to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within that fiscal year. Early adoption is permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material impact on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income per share:
Basic	$0.50	$0.37	$1.31	$0.83
Diluted	$0.44	$0.34	$1.18	$0.77
Weighted average common shares:
Basic	38,575,691	37,863,580	38,717,363	37,868,675
Diluted	45,799,937	45,941,315	45,957,082	45,888,029

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net income	$19,148	$14,098	$50,677	$31,553
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,226	1,322	3,677	3,950
Net income available to common shareholders	$20,374	$15,420	$54,354	$35,503
Denominator:
Weighted average basic common shares outstanding	38,575,691	37,863,580	38,717,363	37,868,675
Dilutive effect of unvested common shares	654,426	621,999	672,394	570,736
Dilutive effect of stock options and warrants	74,850	62,919	72,355	55,801
Dilutive effect of convertible notes	6,494,970	7,392,817	6,494,970	7,392,817
Weighted average diluted common shares outstanding	45,799,937	45,941,315	45,957,082	45,888,029

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	3,882	—	222,642	322,518

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The Company’s contingent earn-out liabilities are measured at fair value. These liabilities were estimated using Level 3 inputs. The fair value of contingent consideration was predominantly determined based on a probability-based approach which includes projected results, percentage probability of occurrence and the application of a discount rate to present value the payments. A significant change in projected results, discount rate, or probabilities of occurrence could result in a significantly higher or lower fair value measurement. Changes in the fair value of contingent earn-out liabilities are reflected in other operating expenses (income), net on the condensed consolidated statements of operations.

The contingent earn-out liability totaled $1,350 as of September 26, 2025, of which $600 is long-term and reflected as other liabilities on the Company’s condensed consolidated balance sheets. The remaining portion is short-term and reflected as accrued liabilities on the Company’s condensed consolidated balance sheets. The contingent earn-out liability totaled $750 as of December 27, 2024 and is all short-term in nature. Contingent earn-out liability payments in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities on the Company’s condensed consolidated statements of cash flows and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of September 26, 2025 and December 27, 2024, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		September 26, 2025		December 27, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$417,773	$287,500	$365,556
GreenLeaf Note	Level 2	$—	$—	$5,000	$5,070

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $9,370 and $11,579 at September 26, 2025 and December 27, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $178,149 and $147,902 at September 26, 2025 and December 27, 2024, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 27, 2024	$356,298
Foreign currency translation and other	335
Carrying amount as of September 26, 2025	$356,633

Other intangible assets are net of accumulated amortization of $175,219 and $157,032 as of September 26, 2025 and December 27, 2024, respectively. Amortization expense for other intangibles was $6,084 and $5,874 for the thirteen weeks ended September 26, 2025 and September 27, 2024, respectively, and $18,187 and $18,216 for the thirty-nine weeks ended September 26, 2025 and September 27, 2024, respectively.

Note 8 – Debt Obligations

Debt obligations as of September 26, 2025 and December 27, 2024 consisted of the following:

	Weighted Average Effective Interest Rate at September 26, 2025	Maturity	September 26, 2025	December 27, 2024
Senior secured term loans	8.06%	August 2029	$252,750	$260,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	6.19%	August 2030	100,000	120,000
Finance leases and other financing obligations	7.43%	Various	104,918	52,673
Unamortized deferred costs			(11,807)	(13,389)
Total debt obligations			733,361	706,784
Less: current installments			(21,623)	(18,040)
Total long-term debt			$711,738	$688,744

Senior Secured Term Loan Credit Facility

In June 2025, the Company entered into an amendment (“Thirteenth Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. Arrangement fees of $525 and third-party transaction costs of $49 were expensed as incurred during the thirty-nine weeks ended September 26, 2025 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

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

Additionally, during the thirty-nine weeks ended September 26, 2025 and September 27, 2024, the Company made voluntary principal prepayments totaling $5,000 and $12,000, respectively, towards the senior secured term loan. In connection with the prepayments, the Company wrote-off unamortized deferred financing fees of $150 during the thirty-nine weeks ended September 26, 2025 and $146 and $462 during the thirteen and thirty-nine weeks ended September 27, 2024, respectively, which were included in interest expense within the Company’s condensed consolidated statements of operations.

Asset-Based Loan Facility

On August 20, 2025, the Company entered into an amendment (“Eighth Amendment”) to its asset-based loan (the “ABL”) credit agreement, which extended the maturity date to August 20, 2030, eliminated the credit spread adjustment to the interest rate charged on borrowings and increased the aggregate letters of credit. There were no changes to the aggregate commitments of $300,000. The Eighth Amendment to the ABL was accounted for as a debt modification. The Company incurred transaction costs of $658, which were capitalized as deferred financing fees to be amortized over the term of the ABL, and are presented in other non-current assets in the Company’s condensed consolidated balance sheet.

As of September 26, 2025, the Company had reserved $40,484 of its ABL facility for the issuance of letters of credit and funds totaling $159,516 were available for borrowing under the ABL.

GreenLeaf Unsecured Note

The GreenLeaf Note matured on April 20, 2025, and the Company made the final principal payment of $5,000 during the thirty-nine weeks ended September 26, 2025. Previously, the Company made a scheduled principal payment of $5,000 towards the GreenLeaf Note during the thirty-nine weeks ended September 27, 2024. The GreenLeaf Note is presented at December 27, 2024 under the caption “Finance leases and other financing obligations” in the table above.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of September 26, 2025 and December 27, 2024 was:

	September 26, 2025			December 27, 2024
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(3,724)	$283,776	$287,500	$(4,584)	$282,916

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Coupon interest	$1,707	$1,893	$5,121	$5,679
Amortization of deferred costs and premium	287	333	860	999
Total interest	$1,994	$2,226	$5,981	$6,678

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirty-nine weeks ended September 26, 2025:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	483,284	$35.68	881,500	$34.79	303,036	$30.04
Granted	216,968	63.42	740,294	63.03	35,101	61.16
Vested	(208,904)	35.24	(164,601)	32.47	(162,351)	29.12
Forfeited	(14,471)	42.05	(149,880)	33.52	—	—
Unvested at September 26, 2025	476,877	$48.30	1,307,313	$51.22	175,786	$37.10

The Company granted 992,363 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $63.05 during the thirty-nine weeks ended September 26, 2025. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and RSUs totaling $4,345 and $3,813 during the thirteen weeks ended September 26, 2025 and September 27, 2024, respectively, and $12,689 and $11,349 during the thirty-nine weeks ended September 26, 2025 and September 27, 2024, respectively. No share-based compensation expense has been capitalized.

At September 26, 2025, the total unrecognized compensation cost for unvested RSAs and RSUs was $29,236 and the weighted-average remaining period was approximately 1.8 years. Of this total, $17,716 related to awards with time-based vesting provisions and $11,520 related to awards with performance- and market-based vesting provisions. At September 26, 2025, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.7 years and 1.9 years, respectively.

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

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. The remaining share purchase authorization was $67,617 at September 26, 2025. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 32.6% and 30.0% for the thirteen weeks ended September 26, 2025 and September 27, 2024, respectively, and 28.0% and 30.0% for the thirty-nine weeks ended September 26, 2025 and September 27, 2024, respectively. The effective tax rate for the thirty-nine weeks ended September 26, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for the net impact of discrete items related to a tax benefit from the vesting of stock awards during the period, partially offset by return to provision adjustments. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in a income tax refund receivable of $26,684 as of September 26, 2025. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

On July 4, 2025, the United States enacted tax legislation through the One Big Beautiful Bill Act (“OBBBA”). The Company is in the process of assessing the impact of this legislation on its financial statements. The current expectation is that OBBBA will not have a material impact on the Company’s estimated annual effective tax rate in 2025, but will impact the split between current taxes payable and deferred taxes.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales (1):
United States	$937,580	$858,120	$2,731,000	$2,524,560
International	83,739	73,332	275,973	236,084
Net sales	$1,021,319	$931,452	$3,006,973	$2,760,644
Less:
Cost of sales - non-production costs (2)	756,903	688,389	2,227,434	2,041,796
Cost of sales - food processing costs (3)(4)	17,225	18,315	52,014	55,662
Cost of sales	774,128	706,704	2,279,448	2,097,458
Gross profit	$247,191	$224,748	$727,525	$663,186

(1)The Company’s revenue is disaggregated by geographic area based on sales office location. No country outside of the United States had revenue greater than 10% of consolidated revenue for the thirteen and thirty-nine weeks ended September 26, 2025 and September 27, 2024.
(2)Non-production costs represent the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Non-production costs include purchase incentives and product purchase credits from certain vendors.
(3)Food processing costs include but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities.
(4)Food processing costs included $242 and $300 of depreciation expense for the thirteen weeks ended September 26, 2025 and September 27, 2024, respectively and $760 and $962 for the thirty-nine weeks ended September 26, 2025 and September 27, 2024, respectively.

Refer to the condensed consolidated statements of operations and comprehensive income for the reconciliation of consolidated gross profit, which is the Company’s segment measure of profit or loss, to consolidated income before income taxes.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024
Supplemental cash flow disclosures:
Cash paid for income taxes	$16,726	$9,727
Cash paid for interest, net of cash received	27,505	29,555
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,718	$29,486
Operating cash flows from finance leases	4,130	1,540
ROU assets obtained in exchange for lease liabilities:
Operating leases	$28,137	$4,747
Finance leases	75,059	27,205

Note 13 – Subsequent Events

On October 1, 2025, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Italco Food Products, a specialty food distributor based in Denver, Colorado. The purchase price was $16,500, consisting of $5,500 cash paid at closing and $11,000 from the issuance of an unsecured note and is subject to customary working capital true-ups. The assets acquired consist primarily of inventory, accounts receivable and goodwill and other intangibles and are not material to the Company’s consolidated financial statements.

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

Performance Indicators

In assessing the performance of our business, our management team considers a variety of performance and financial measures. The key measures used by our management are discussed below.

•Net sales growth. Our net sales growth is driven principally by changes in volume and, to a lesser degree, changes in price related to the impact of inflation in commodity prices and product mix. In particular, product cost inflation and deflation impact our results of operations and, depending on the amount of inflation or deflation, such impact may be material. For example, inflation may increase the dollar value of our sales, and deflation may cause the dollar value of our sales to fall despite our unit sales remaining constant or growing.

•Gross profit and gross profit margin. Our gross profit and gross profit as a percentage of net sales, or gross profit margin, are driven principally by changes in volume and fluctuations in food and commodity prices and our ability to pass on any price increases to our customers in an inflationary environment and maintain or increase gross profit margin when our costs decline.

Inflation. The majority of our pricing is set at the time of order and we typically pass cost increases or decreases to our customers. Our ability to fully pass along cost changes and the timing of those changes can cause fluctuations in our gross profit margin. Also, some of our pricing to customers is based on a cost-plus methodology, which impacts gross profit in periods of cost inflation or deflation.

Product Mix. Our gross profit margin is also a function of the product mix of our net sales in any period. Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. Product mix is most significantly impacted by the introduction of new product categories in markets that we have more recently entered and from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

•Volume Measurements. In assessing our results, we utilize both total and organic growth, which excludes growth from an acquired business until it has been reflected in our results of operations for at least 12 months. We use case count as the volume measurement in our specialty product category and pounds sold as the volume measurement in our center-of-the-plate category.

Case count. Case count represents the volume of specialty products sold to customers during a given time period. Case growth is calculated by dividing the change in case volumes sold by the number of cases sold in the prior period. We define a case as the lowest level of packaged products as received from our suppliers, with one case containing several individually packaged units of the same product. Where individual packaged units are sold separately, case volume is calculated using the case equivalent quantity sold.

Pounds sold. Pounds represent the volume of center-of-the-plate products sold to customers during a given time period. Pounds growth is calculated by dividing the change in pound volumes sold by the number of pounds sold in the prior period.

•Other Performance Indicators. While case count is used for the volume measurement in the specialty category, we also disclose changes in specialty unique customers and specialty placements to provide additional context to our results and to the performance of our business. We define unique customers as the number of customers who purchase product in a given week. Each customer, regardless of the number of deliveries made during the week, is counted only once. Placements is the sum of the unique stock-keeping units (“SKUs”) sold per customer, also in a given week. Our customer count and placements measures are subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present these measures for historical periods reflecting these adjustments.

Recent Acquisitions

On October 1, 2025, we entered into an asset purchase agreement to acquire substantially all of the assets of Italco Food Products, a premier specialty food distributor based in Denver, Colorado. The purchase price was $16,500, consisting of $5,500 cash paid at closing and $11,000 from the issuance of an unsecured note and is subject to customary working capital true-ups. The assets acquired consist primarily of inventory, accounts receivable and goodwill and other intangibles and are not material to the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$1,021,319	$931,452	$3,006,973	$2,760,644
Cost of sales	774,128	706,704	2,279,448	2,097,458
Gross profit	247,191	224,748	727,525	663,186
Selling, general and administrative expenses	208,125	192,894	624,638	578,049
Other operating expenses (income), net	130	(28)	1,000	3,385
Operating income	38,936	31,882	101,887	81,752
Interest expense	10,535	11,743	31,503	36,677
Income before income taxes	28,401	20,139	70,384	45,075
Provision for income tax expense	9,253	6,041	19,707	13,522
Net income	$19,148	$14,098	$50,677	$31,553

Thirteen Weeks Ended September 26, 2025 Compared to Thirteen Weeks Ended September 27, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$1,021,319	$931,452	$89,867	9.6%

Net sales increased due to organic growth. Case count increased approximately 3.2% in our specialty category, representing an increase in net sales of $18.6 million. In addition, unique customers and placements in our specialty category increased 2.6% and 5.3%, respectively, compared to the prior year quarter. Pounds sold in our center-of-the-plate category decreased 1.1% compared to the prior year quarter, representing a decrease in net sales of $4.0 million, primarily due to our exit from a non-core commodity poultry program in fiscal 2025. Estimated inflation increased sales by $25.7 million, or 4.4% in our specialty category and by $42.8 million, or 12.3% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$247,191	$224,748	$22,443	10.0%
Gross profit margin	24.2%	24.1%

Gross profit dollars increased $21.7 million as a result of sales growth which includes inflation, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 7 basis points due to improved inventory management and favorable production cost leverage. Gross profit margins increased 59 basis points in the Company’s specialty category, or $3.7 million, and decreased 49 basis points in the Company’s center-of-the-plate category, or $1.9 million, compared to the prior year quarter.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$208,125	$192,894	$15,231	7.9%
Percentage of net sales	20.4%	20.7%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth, higher depreciation expense driven by facility and fleet investments and higher self-insurance expense. Our ratio of selling, general and administrative expenses to net sales decreased 30 basis points due to improved fixed cost leverage.

Other Operating Expenses (Income), Net

	2025	2024	$ Change	% Change
Other operating expenses (income), net	$130	$(28)	$158	(564.3)%

Other operating expenses (income), net increased by $0.2 million primarily due to higher third-party deal costs.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$10,535	$11,743	$(1,208)	(10.3)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current quarter compared to the prior year quarter.

Provision for Income Tax Expense

	2025	2024	$ Change	% Change
Provision for income tax expense	$9,253	$6,041	$3,212	53.2%
Effective tax rate	32.6%	30.0%

The Company’s effective tax rate was 32.6% and 30.0% for the thirteen weeks ended September 26, 2025 and September 27, 2024, respectively. The effective tax rate for the thirteen weeks ended September 26, 2025 reflects the annual effective tax rate estimated for the full fiscal year and includes a discrete charge related to a return to provision adjustment on the 2024 tax return.

Thirty-Nine Weeks Ended September 26, 2025 Compared to Thirty-Nine Weeks Ended September 27, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$3,006,973	$2,760,644	$246,329	8.9%

Net sales increased due to organic growth. Case count increased approximately 4.1% in our specialty category, representing an increase in net sales of $69.6 million. In addition, unique customers and placements in our specialty category increased 3.6% and 7.2%, respectively, compared to the prior year period. Pounds sold in our center-of-the-plate category decreased 2.2% compared to the prior year period, representing a decrease in net sales of $22.9 million, primarily due to our exit from a non-core commodity poultry program in fiscal 2025. Estimated inflation increased sales by $80.6 million, or 4.7%, in our specialty category and by $102.5 million, or 9.7%, in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$727,525	$663,186	$64,339	9.7%
Gross profit margin	24.2%	24.0%

Gross profit dollars increased $59.2 million as a result of sales growth which includes inflation, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 17 basis points due to improved inventory management and favorable production cost leverage. Gross profit margins increased 42 basis points in the Company’s specialty category, or $7.8 million, and decreased 24 basis points in the Company’s center-of-the-plate category, or $2.8 million, compared to the prior year period.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$624,638	$578,049	$46,589	8.1%
Percentage of net sales	20.8%	20.9%

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

Other Operating Expenses, Net

	2025	2024	$ Change	% Change
Other operating expenses, net	$1,000	$3,385	$(2,385)	(70.5)%

The decrease in other operating expense, net was primarily due to lower employee severance charges during the thirty-nine weeks ended September 26, 2025 compared to the prior year period, and non-cash credits of $0.7 million for changes in the fair value of our contingent earn-out liabilities in the prior year period.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$31,503	$36,677	$(5,174)	(14.1)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Provision for Income Taxes

	2025	2024	$ Change	% Change
Provision for income tax expense	$19,707	$13,522	$6,185	45.7%
Effective tax rate	28.0%	30.0%

The Company’s effective tax rate was 28.0% and 30.0% for the thirty-nine weeks ended September 26, 2025 and September 27, 2024, respectively. The effective tax rate for the thirty-nine weeks ended September 26, 2025 reflects the annual effective tax rate estimated for the full fiscal year, adjusted for discrete items related to a tax benefit from the vesting of stock awards during the period, partially offset by a discrete charge related to a return to provision adjustment on the 2024 tax return.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	September 26, 2025	December 27, 2024
Senior secured term loan	$252,750	$260,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	100,000	120,000
Finance leases and other financing obligations	104,918	52,673

Financing Transactions

On October 1, 2025, subsequent to our fiscal quarter end, we issued an $11.0 million unsecured note in connection with the acquisition of substantially all of the assets of Italco Food Products. The Company also paid $5.5 million cash at closing. The acquisition was not material to our consolidated financial statements.

On August 20, 2025, we entered into an amendment (“Eighth Amendment”) to our asset-based loan (the “ABL”) credit agreement, which extended the maturity date to August 20, 2030, eliminated the credit spread adjustment to the interest rate charged on borrowings and increased the aggregate letters of credit. There were no changes to the aggregate commitments of $300,000. The Eighth Amendment to the ABL was accounted for as a debt modification. We incurred transaction costs of $658, which were capitalized as deferred financing fees to be amortized over the term of the ABL, and are presented in other non-current assets in our condensed consolidated balance sheet.

In June 2025, we entered into an amendment to our senior secured term loan agreement, which reduced the interest rate spread by 50 basis points on our senior secured term loan facility. Additionally, during the thirty-nine weeks ended September 26, 2025 and September 27, 2024, we made voluntary principal prepayments of $5.0 million and $12.0 million, respectively, towards the senior secured term loan.

The GreenLeaf Note matured on April 20, 2025, and we made the final principal payment of $5.0 million during the thirty-nine weeks ended September 26, 2025. Previously, we made a scheduled principal payment of $5.0 million towards the GreenLeaf Note during the thirty-nine weeks ended September 27, 2024. The GreenLeaf Note is presented at December 27, 2024 under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During the thirty-nine weeks ended September 26, 2025, we repurchased 241,198 shares of our common stock at an average purchase price of $62.19 per share. During the thirty-nine weeks ended September 27, 2024, we repurchased 264,076 shares of our common stock at an average purchase price of $37.86 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $67.6 million at September 26, 2025. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity:

	September 26, 2025	December 27, 2024
Cash and cash equivalents	$65,061	$114,655
Working capital(1), excluding cash and cash equivalents	398,177	327,992
Availability under asset-based loan facility	159,516	146,674
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

Cash Flows

The following table presents selected financial information on cash flows:

	Thirty-Nine Weeks Ended
	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$55,352	$80,057
Net cash used in investing activities	(33,340)	(41,446)
Net cash used in financing activities	(71,589)	(37,826)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $55.4 million for the thirty-nine weeks ended September 26, 2025 compared to $80.1 million for the thirty-nine weeks ended September 27, 2024. The decrease in cash provided by operating activities was primarily due to timing of payments and a strategic pull-forward of certain inventory purchases, partially offset by sales growth.

Net cash used in investing activities was $33.3 million for the thirty-nine weeks ended September 26, 2025, driven by capital expenditures.

Net cash used in financing activities was $71.6 million for the thirty-nine weeks ended September 26, 2025 driven by $20.0 million of payments under our revolving credit facilities, $12.3 million of payments of term loan debt, $11.8 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $15.0 million used to repurchase our common stock and $11.8 million of finance lease payments.

Recent Accounting Pronouncements

Information related to new accounting guidance is included in Note 1 “Operations and Basis of Presentation” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of September 26, 2025, we had aggregate indebtedness outstanding of $352.8 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.5 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 26, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
June 28, 2025 to July 25, 2025	—	$—	—	$72,617
July 26, 2025 to August 22, 2025	84,089	61.73	81,216	67,617
August 23, 2025 to September 26, 2025	—	—	—	67,617
Total	84,089	$61.73	81,216	$67,617

(1)Represents shares of our common stock withheld during the thirteen weeks ended September 26, 2025 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, in addition to shares purchased as part of a publicly announced program included in column 3.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter covered by this report, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act, of 1934, as amended) adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2025.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 29, 2025	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2025	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)