Form 10-K
period 2025-12-26
Chefs' Warehouse, Inc.
filed 2026-02-24
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2025
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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 27, 2025): $2,256,669,269

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2026
Common Stock, $.01 par value per share	40,694,233 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 8, 2026 (“Proxy Statement”)	Part III

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
•price reductions by our manufacturers of products that we sell, which could cause the value of our inventory to decline or our customers to demand lower sales prices;
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
•significant governmental regulation and any potential failure to comply with such regulation;
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

We define specialty food products as gourmet foods and ingredients that are of the highest grade, quality or style as measured by their uniqueness, exotic origin or particular processing method. Our product portfolio includes over 90,000 stock-keeping units (“SKUs”) from more than 4,000 different suppliers and is comprised primarily of imported and domestic specialty food products, such as artisan charcuterie, specialty cheeses, unique oils and vinegars, truffles, caviar, chocolate and pastry products. We also offer an extensive line of center-of-the-plate products, including custom cut beef, seafood and hormone-free poultry, as well as produce and broadline food products, such as cooking oils, butter, eggs, milk and flour. When marketing our products to our customers, we focus our efforts on chefs, and we believe that, by offering a wide selection of both distinctive and hard-to-find products, together with center-of-the-plate proteins and staple broadline food products, we are able to differentiate ourselves from larger, traditional broadline foodservice distributors, while simultaneously enabling our customers to utilize us as their primary foodservice distributor. Additionally, we market certain of our center-of-the-plate products directly to consumers through our Allen Brothers, Inc. (“Allen Brothers”) mail and e-commerce platform.

Since our formation in 1985, we have expanded our distribution network, product selection and customer base both organically and through acquisitions. Our net revenues have increased from approximately $1.7 billion for the fiscal year ended December 24, 2021 to $4.1 billion for the fiscal year ended December 26, 2025. Our historical sales growth is the result of an increase in the breadth and depth of our product portfolio, our commitment to customer service, the efforts of our experienced and sophisticated sales professionals, the increased use of technology in the operations and management of our business and our ongoing consolidation of the fragmented specialty foodservice distribution industry. Our completed acquisitions have increased our penetration in existing markets, expanded our footprint into new markets and/or enhanced our product capabilities. We funded these acquisitions with cash generated from our operations and borrowings under our credit facilities.

Excluding our direct-to-consumer businesses, we currently serve more than 55,000 core customer locations in our twenty-three primary geographic markets across the United States, the Middle East, and Canada. We maintain collaborative relationships with thousands of chefs while also acting as a critical marketing arm and route-to-market for many of our suppliers by leveraging an experienced and sophisticated sales force of approximately 1,100 sales and customer service professionals. We operate 44 distribution centers and provide service six days a week in many of our service areas, utilizing our fleet of delivery trucks to fill our customers’ orders.

Competitive Strengths

We believe that, during our 40-year history, we have achieved, developed and/or refined the following strengths which provide us with a distinct competitive position in the foodservice distribution industry and also the opportunity to achieve superior margins relative to most large broadline foodservice distributors:

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

Expansive Product Offering. We offer an extensive portfolio of high-quality specialty food products, ranging from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America, which we believe helps our customers distinguish their menu offerings. We carry more than 90,000 SKUs and we constantly evaluate our portfolio and introduce new products to address regional trends and preferences and ensure that we are on the leading edge of broader culinary trends. Through our importing division, we provide our customers with access to a portfolio of exclusive items, including regional olive oils, truffles and charcuterie from Italy, Spain, France and other Mediterranean countries. In addition, and as evidence of our commitment to aid our customers in creating unique and innovative menu items, we regularly utilize our sourcing relationships and industry insights to procure additional products that we do not regularly carry but that our customers specifically request. We believe that the breadth and depth of our product portfolio facilitates our customers’ ability to distinguish and enhance their menu offerings and differentiates us from larger traditional broadline foodservice distributors.

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

Expanding Base of Premier Customer Relationships. Our breadth and depth of product offerings coupled with our highly regarded customer service has allowed us to develop and retain a loyal customer base that is comprised of chefs who own or work at more than 55,000 of the nation’s leading menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. Our focus on product selection, product knowledge and customer service has rewarded us with a number of long-term customer relationships, which often begin when chefs are introduced to us while attending the nation’s leading culinary schools. Based on our management’s industry experience and our relationships and dealings with our customers, we believe we are the primary distributor of specialty food products to the majority of our Core Customers.

Collaborative Professional and Educational Relationships with our Customers. We employ a sophisticated and experienced sales force of approximately 1,100 sales and customer service professionals, a significant number of whom have formal culinary training, degrees in the culinary arts or prior experience working in the culinary industry. Equipped with advanced culinary and industry knowledge, our sales professionals seek to establish a rapport with our customers’ chefs, so that they can more fully understand and anticipate the needs of and offer cost-effective food product solutions to the chefs who own or operate these businesses. We believe that the specialized knowledge base of our sales professionals enables us to take a more collaborative and educational approach to selling our gourmet foods and ingredients and to further differentiate ourselves from our traditional broadline competitors.

Expertise in Logistics and Distribution. We have built a first-class, scalable inventory management and logistics platform that enables us to efficiently fill our customers’ orders and to profitably meet our customers’ needs for varying drop sizes, high service levels and timely delivery. With 44 distribution centers located throughout the United States, Middle East and Canada, we are able to leverage our geographic footprint and reduce our inbound freight costs. This scale enables us to maintain a portfolio of more than 90,000 SKUs, and through the operation of our sophisticated information technology, inventory management and logistics systems, we believe we provide our customers with some of the highest levels of customer service and responsiveness in our industry.

Experienced and Proven Management Team. Our senior management team has demonstrated the ability to grow the business through various economic environments. With collective experience of more than 100 years at The Chefs’ Warehouse and other foodservice distribution companies, our founders and senior management are experienced operators and are passionate about our future. Our senior management team is comprised of our founders, as well as experienced professionals with expertise in the foodservice distribution industry and in a wide range of functional areas, including finance and accounting, sales and marketing, operations, information technology, legal and human resources.

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

Expand our Customer Base Within our Existing Markets. We serve more than 55,000 Core Customer locations, excluding our direct-to-consumer business, in the United States, Middle East, and Canada. We plan to expand our market share in the fragmented specialty food distribution industry by cultivating new customer relationships within our existing markets through the continued penetration of menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We believe we have the opportunity to continue to gain market share in our existing markets by offering an extensive selection of specialty food products, as well as center-of-the-plate proteins, produce and traditional broadline staple food products through our unique, collaborative and educational sales efforts and efficient, scalable distribution solution.

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

Pursue Selective Acquisitions. Throughout our 40-year history, we have successfully identified, consummated and integrated multiple strategic acquisitions, which were designed to increase our penetration in existing markets, expand our footprint into new markets and/or enhance our product capabilities. We believe that, over time, we will be able to improve the operations and overall profitability of each acquired company by leveraging our sourcing relationships to provide an expanded product portfolio, implementing our tested sales force training techniques and metrics and installing improved warehouse management and information systems. We believe we have the opportunity to capitalize on our existing infrastructure and expertise by continuing to selectively pursue opportunistic acquisitions in order to expand the breadth of our distribution network, increase our operating efficiency and add additional products and capabilities. Since our initial public offering, we have completed thirty-eight acquisitions, which have increased our penetration in existing markets, expanded our footprint into new markets and enhanced our product capabilities.

Our Markets and the Customers that We Serve

We distribute our specialty food products to over 55,000 distinct Core Customer locations from distribution centers located in our primary markets, which include New York, Washington, D.C., Los Angeles, San Francisco, New England, Las Vegas, Miami, Portland, Columbus, Cincinnati, Chicago, Vancouver, Edmonton, Toronto, Seattle, Sacramento, Philadelphia, Texas, Denver, Dubai, Abu Dhabi, Oman and Qatar. We believe that many of these markets set the culinary trends for the rest of the United States, Middle East and Canada and provide us with valuable insight into the latest culinary and menu trends. We have established collaborative professional and educational relationships with some of the United States’ and Canada’s most demanding chefs, which allows us to anticipate the needs of, and offer cost-effective food product solutions to, our customers while allowing our customers to locate ingredients that will enable them to create unique and differentiated menu items. Our target customers include menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores. We have no meaningful customer concentration as our top ten customers accounted for approximately 6% of total net sales for our 2025 fiscal year. Our Allen Brothers subsidiary markets certain of our center-of-the-plate proteins directly to consumers through a mail and e-commerce platform.

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

Our Gourmet Food Products

We strive to be the primary food source solution for our customers, and, to this end, we offer our customers a comprehensive product portfolio that ranges from basic ingredients and staples, such as milk and flour, to custom-cut steaks, seafood, produce and pastries, as well as delicacies and specialty ingredients sourced from North America, Europe, Asia, Australia, and South America. We carry more than 90,000 SKUs and we are fully committed to utilizing our sourcing relationships and industry insights to procure products that we do not regularly carry but that our customers specifically request as they seek to create unique and innovative menu offerings.

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

Our Sophisticated and Experienced Sales Professionals

We employ a sophisticated and experienced sales force of approximately 1,100 sales and customer service professionals focused on meeting our customers’ goals and objectives, while concurrently educating them regarding our latest products and broader culinary trends. Our sales force is composed of the following three distinct groups which are all focused on providing outstanding service to our customers:

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

We employ advanced routing and logistics planning software, which maximizes the number of daily deliveries that each of our trucks can make, while also enabling us to typically make deliveries within each customer’s preferred two-to-three-hour time window. We’ve deployed truck scanning across most of our fleet which allows us to monitor the delivery of product to our customers on a real-time basis. For our direct-to-consumer business, we ship through nationally recognized couriers. We also use GPS and vehicle monitoring technology, including on-board camera technology, to regularly evaluate the condition of our delivery trucks and monitor the performance of our drivers, by tracking their progress relative to their delivery schedule and providing information regarding hard braking, idling and fast starts. Our use of this technology allows us to conduct proactive fleet maintenance, provide timely customer service and improve our risk management.

Our Technology Systems

We maintain an advanced information technology platform that enables us to manage our operations across our various markets, as we seek to drive our growth and profitability and ensure that the needs of our customers are met in an accurate and efficient manner. Over recent years, we have made significant investments in warehousing technology, business intelligence and customer relationship management software and are in the process of implementing a supply chain planning system. Our systems improvements include the implementation of advanced picking solutions, mobile selling tools and analytical finance tools. We are driving increasing sales volume through our e-commerce platform by optimizing our customers’ re-order and product discovery journeys. We are utilizing advancements in search and artificial intelligence to enable us to better predict our customers’ needs so that we can deliver the same level of service online as we do offline. We are also leveraging reporting and analytics platforms that provides our sales and operations management with the information required to drive efficiency and growth. We believe that our current systems are scalable and can be leveraged together with targeted investments in new technology like artificial intelligence, robotics, drones and low-code development to provide the fuel to drive profitable growth.

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

Human Capital Management

As of December 26, 2025, we had 5,156 full-time employees, 64 of whom (approximately 1%) are currently represented by unions and operate under collective bargaining agreements, which expire at various times between fiscal 2027 and 2028. We offer attractive compensation and benefit packages, and we believe our relationship with our employees is satisfactory.

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

Diversity, Equity and Inclusion

We believe that a diverse workforce creates a healthier, stronger and more sustainable company. In 2025, approximately 70% of our employees, and more than 20% of our management, were diverse. We have diversity equity & inclusion monthly programming that celebrates the wide variety of diverse employees and topics that impact our employees. Each year, we conduct mandatory training on diversity equity & inclusion topics and provide managers with practical tools to operate in today’s global environment and develop their skill sets, awareness and business acumen in this on-going matter of being diverse and inclusive.

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

Information about our Executive Officers

Name & Position	Age	Business Experience
Christopher Pappas President, Chief Executive Officer and Chairman of the Board of Directors	66
Christopher Pappas is our founder and has served as our chief executive officer since 1985 and has been a director on our Board and our Board chairman since our IPO, and he also served as a director and the chairman of the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has been our president since April 11, 2009 and before that was our president from our formation to January 1, 2007. Mr. C. Pappas and Mr. J. Pappas, director and chief operating officer, are brothers. Prior to founding the Company, Mr. C. Pappas played basketball professionally in Europe for several years following his graduation from Adelphi University in 1981 with a Bachelor of Arts degree in Business Administration. Mr. C. Pappas currently oversees all of our business activities, with a focus on product procurement, sales, marketing, strategy development, business development and operations. Mr. C. Pappas currently serves on the board of directors of the International Foodservice Distributors Association and the Hudson National Golf Club, respectively. Mr. C. Pappas’ qualifications to serve on our Board include his extensive knowledge of the Company and the specialty food products distribution business and his years of leadership at the Company.

John Pappas Vice Chairman and Director	62
John Pappas is a founder of the Company and currently serves as our vice chairman, a position he has held since March 1, 2011, and chief operating officer, a position he has held since February 24, 2022. From our founding in 1985 to March 1, 2011, he served as our chief operating officer. Mr. J. Pappas and Mr. C. Pappas, director and chief executive officer, are brothers. Mr. J. Pappas has been a director on our Board since our IPO, and he also served as a director on the board of our predecessor company, Chefs’ Warehouse Holdings, LLC. He has over 35 years of leadership experience in logistics, facility management and global procurement and oversees our entire network of distribution centers in North America. Mr. J. Pappas is also active in the development of our corporate strategy. Mr. J. Pappas’ qualifications to serve on our Board include his extensive knowledge of the Company and the specialty food products distribution industry and his years of leadership at the Company

Name & Position	Age	Business Experience
James Leddy Chief Financial Officer	62
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

Alexandros Aldous General Counsel, Corporate Secretary & Chief Government Relations Officer	45
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

Timothy McCauley Chief Accounting Officer	61
Timothy McCauley has served as our chief accounting officer, since his appointment on February 16, 2018 and previously served as our controller since joining the Company in May 2015. Mr. McCauley has over 35 years of experience in accounting and finance roles across a variety of industries. Mr. McCauley’s prior work experience includes serving as vice president – finance at MacDermid Inc., Corporate controller at Northern Tier Energy LP, director of financial reporting and Investor Relations at Presstek, Inc. and finance director at Eastman Kodak Company. Prior to joining Eastman Kodak Company, Mr. McCauley worked with PricewaterhouseCoopers for eleven years in their assurance and business advisory practice. Mr. McCauley holds a Bachelor of Science degree in Business - Accounting from the University of Connecticut and is a registered certified public accountant in the state of Connecticut.

Christina Polychroni Chief Human Resources Officer	46
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

As of December 26, 2025, we had 5,156 full-time employees, 64 of whom (approximately 1%) are represented by unions and are operating under collective bargaining agreements which expire at various times between fiscal 2027 and 2028. Although we have not experienced any significant labor disputes or work stoppages in recent history, and we believe we have satisfactory relationships with our employees, including those who are union members, increased unionization or a work stoppage because of our inability to renegotiate union contracts could have a material adverse effect on us. Further, potential changes in labor legislation and case law could result in current non-union portions of our workforce, including warehouse and delivery personnel, being subjected to greater organized labor influence. As we increase our employee base and broaden our distribution operations to new geographic markets, our increased visibility could result in increased or expanded union-organizing efforts. New contracts with existing unions could have substantially less favorable terms than those negotiated prior to such expanded union-organizing efforts.

We are subject to a wide range of labor costs. Because our labor costs (particularly those in our center-of-the-plate category) are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. In addition, labor is a significant cost for many of our customers in the U.S. food-away-from-home industry, as well as for our distributors and suppliers. Any increase in labor costs, including any increases in costs as a result of increases in minimum wage requirements, wage inflation and/or increased overtime payments as a result of labor shortages, work slowdowns, work interruptions, strikes, or other job actions by employees of customers, distributors and suppliers could reduce the profitability of our customers and reduce demand for our products. In addition, increased immigration enforcement measures could cause similar disruptions in our workforce or the workforce of our customers, distributors or suppliers.

Our operations are dependent upon our experienced and sophisticated sales professionals, warehouse personnel and drivers, and, in our center-of-the-plate facilities, the experienced butchers we employ. Qualified individuals have historically been in short supply and an inability to attract and retain them may limit our ability to expand our operations in existing markets, as well as our ability to penetrate new markets. Additionally, the cost of attracting and retaining qualified individuals may be higher than we currently anticipate, and as a result, our profitability could decline. Despite our efforts to control costs while still providing competitive healthcare benefits to our staff members, significant increases in healthcare costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.

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

We maintain a self-insured group medical program. The program contains individual stop loss thresholds per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third-party insurers. We record a liability for medical claims during the period in which they occur, as well as an estimate of incurred but not reported claims. Management determines the adequacy of these accruals based on a quarterly evaluation of our historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. If we suffer a substantial loss that is not covered by our self- insurance reserves, the loss and attendant expenses could harm our business and operating results.

We are self-insured for workers’ compensation and automobile liability to deductibles or self-insured retentions per occurrence. The amounts in excess of our deductibles are fully insured by third-party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Our financial condition and results of operations are highly dependent upon the local economies of the culinary markets in which we distribute our products. In recent years, certain of these markets have been more resilient to economic downturns than others. Moreover, sales in our New York market accounted for approximately 16% of our net sales for fiscal year 2025. We are therefore particularly exposed to downturns in this regional economy. We also have significant operations in the San Francisco Bay Area, Los Angeles, New England and Middle East. Deterioration in the economic conditions of our key markets generally, or in the local economy of the New York metropolitan area, San Francisco Bay or Los Angeles, New England and Middle East areas, specifically, could affect our business, financial condition or results of operations in a materially adverse manner.

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

While we have implemented cybersecurity solutions, conducted employee awareness campaigns, employed both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches, attacks, or other disruptive problems, such efforts may be unsuccessful which in turn could provide an opportunity for cyber attacks. Additionally, information technology systems, including those used by cyber attackers, continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. For example, as artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers, and other business partners and third-party providers. Use of artificial intelligence by us or such third parties, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. Our failure to implement timely and/or successfully new technologies may adversely affect our business and competitiveness and, consequently, our results of operations.

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

In addition, our systems may increasingly incorporate features involving artificial intelligence, which is complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. In some instances, we may make use of third-party artificial intelligence products and services. These features, products, and services may produce unintentional or unexpected outputs that are incorrect, infringe intellectual property or other rights, not match our business goals, not comply with our internal policies or applicable legal or contractual requirements, or otherwise be inconsistent with our business goals.

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

Our ability to implement our business plan successfully depends in part upon our ability to further build brand recognition, including for our proprietary products, using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We have registered or applied to register a number of our trademarks. We cannot assure investors that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third-party misappropriates, dilutes or infringes upon our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business, financial condition or results of operations and might prevent our brands from achieving or maintaining market acceptance.

We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we have infringed or are infringing upon their intellectual property rights, our operating profits could be affected in a materially adverse manner. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our business, financial condition or results of operations and could harm our future prospects.

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

The failure to comply with applicable legal and regulatory requirements could result in investigations, litigation or other legal proceedings, administrative, civil or criminal fines or penalties, mandatory or voluntary product recalls, cease and desist orders against operations that are in noncompliance, closure of facilities or operations, the loss, modification or revocation of any existing licenses, permits or approvals or the failure to obtain additional licenses, permits or approvals in new jurisdictions where we intend to do business. Our suppliers are also subject to similar regulatory requirements and oversight.

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

The effects of climate change may create financial and operational risks to our business, both directly and indirectly. There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (“GHG”) emissions, energy usage and sustainability efforts, such as package recycling. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.

For example, on October 7, 2023, California Governor Gavin Newsom signed into law SB 261 (“SB 261”), Climate-Related Financial Risk, and SB 253 (“SB 253”), the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for certain companies doing business in California. Commencing on January 1, 2026, and biennially thereafter, SB 261 would have mandated that we publicly disclose our climate-related financial risks, including disclosing strategies we have adopted to mitigate and adapt to these risks. Claimants led by the U.S. Chamber of Commerce, however, have sought to permanently enjoin the two laws, and, on November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit temporarily halted the enforcement of SB 261. At oral arguments on January 9, 2026, a three-judge panel questioned the parties on freedom of speech issues. Despite this uncertainty, many companies have invested significant time and resources preparing to comply with SB 261’s climate risk disclosure rules and are continuing their preparations while monitoring litigation developments. A written decision is expected from the Ninth Circuit in 2026, which will determine whether the law will be permanently blocked or allowed to move forward. If the Ninth Circuit allows SB 261 to move forward, we would expect that the California Air Resources Board (“CARB”) would promulgate a revised compliance deadline. Noncompliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year, and we may also be required to pay an annual filing fee.

The Ninth Circuit declined to temporarily halt the enforcement of SB 253, and SB 253 mandates that covered companies publicly report GHG emissions data annually with a maiden reporting deadline of August 11, 2026. Noncompliance with the requirements of SB 253 could expose us to a fine of up to $500,000 per reporting year.

Additionally, California enacted Assembly Bill 1305 (“AB 1305”). AB 1305, which became effective January 1, 2024, created new annual disclosure requirements for companies operating in California regarding the substantiation of certain climate-related statements. Noncompliance with the requirements of AB 1305 could expose us to fines of up to $2,500 per individual violation, up to a total of $500,000.

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

As of December 26, 2025, we had approximately $759.0 million of total indebtedness, consisting of $252.0 million of loans outstanding on our senior secured term loan facility (“Term Loan”), $287.5 million of convertible debt, $100.0 million of borrowings outstanding under our asset-based loan facility (“ABL”) and $119.5 million of finance leases and other financing obligations. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

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

As of February 9, 2026, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 12.7% of our outstanding shares of common stock. In particular, Christopher Pappas, our president and chief executive officer, and John Pappas, our vice chairman and chief operating officer, beneficially owned approximately 11.0% of our outstanding shares of common stock as of February 9, 2026. As a result of their significant individual ownership levels, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

We mitigate risks from cybersecurity incidents using a multi-faceted approach that includes, but is not limited to: establishing information security policies and standards, implementing information protection processes and technologies, assessing cybersecurity risk through vulnerability assessments and audits on an annual basis, reviewing newly developed cybersecurity standards or legislation, implementing cybersecurity training, real-time monitoring our information technology systems for cybersecurity threats through a 7x24 security operations center and collaborating with public and private organizations on best practices.

We did not experience a material cybersecurity incident during the fiscal year ended December 26, 2025. For more information on risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see “Information technology system failures, cybersecurity incidents or other disruptions to our use of technology and networks could interrupt our operations and adversely affect our business” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our board of directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, including the Company’s risk profile and exposures as they relate to cybersecurity, conducting reviews of policies regarding risk assessment and risk management and major risk exposures, as well as evaluations of risks from potential or actual cybersecurity threats. Our chief information officer, vice president of enterprise infrastructure, senior manager of information technology risk management, and security administrator have responsibility of cybersecurity oversight of the Company and each have 15, 18, 10, and 9 years of cybersecurity experience, respectively. The security administrator reports to the vice president of enterprise infrastructure, who in turn reports to the chief information officer. Members of the board receive regular quarterly cybersecurity updates from our chief information officer, including updates on existing and new cybersecurity risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Item 2.     PROPERTIES

We operate 44 distributions centers located in the United States, Canada, Qatar, Oman, and United Arab Emirates, totaling approximately 3.1 million square feet. We own two distribution facilities in Massachusetts with a combined 241,000 square feet, two distribution centers in Ohio with a combined 120,400 square feet, and a 10,000 square foot protein processing facility and distribution center in Chicago, Illinois. Additionally we own an airplane hangar in Connecticut. All of our other properties are leased. The following table sets forth our significant distribution, protein processing, corporate and other support facilities by state or country and their approximate aggregate square footage as of December 26, 2025.

State / Country	Number of Facilities	Total Square Footage
California	8	712,500
Texas	6	392,000
Maryland	4	324,500
United Arab Emirates	2	311,600
Massachusetts	5	261,000
New York	2	246,100
Florida (2)	3	215,900
Oregon	3	211,300
New Jersey	1	168,500
Nevada	4	168,100
Illinois	3	144,200
Colorado	3	136,300
Ohio	2	120,400
Canada	4	99,400
Washington	1	83,500
Arizona	1	46,300
Qatar	1	43,200
Oman	3	36,100
Michigan	2	33,000
Tennessee	1	32,800
Connecticut (1)	2	29,200
Total	61	3,815,900

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Chefs’ Warehouse, Inc. Common Stock

Our common stock is publicly traded under the symbol “CHEF” on the NASDAQ Global Select Market. As of December 26, 2025, there were 183 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid, and have no immediate plans to pay, cash dividends on our common stock. Further, our ability to pay dividends is limited by the terms and conditions of our senior secured credit agreements, which require compliance with certain baskets and ratio tests and certain excess availability tests.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 25, 2020 through December 26, 2025 with the cumulative total return on the NASDAQ Composite and the S&P Smallcap Food Distributor Index. The comparison assumes that $100 was invested on December 25, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG THE CHEFS’ WAREHOUSE, INC.,
NASDAQ COMPOSITE INDEX AND THE S&P SMALLCAP FOOD DISTRIBUTOR INDEX

$275
$250
$225
$200
$175
$150
$125
$100
$75
12/25/2020
12/25/2021
12/25/2022
12/25/2023
12/25/2024
12/25/2025
Chefs
NASDAQ Composite
S&P Smallcap Food Distributor Index

	December 25, 2020	December 24, 2021	December 30, 2022	December 29, 2023	December 27, 2024	December 26, 2025
The Chefs’ Warehouse, Inc.	$100.00	$136.33	$139.31	$123.19	$203.77	$265.93
NASDAQ Composite Index	100.00	122.25	81.74	117.23	154.02	184.25
S&P Smallcap Food Distributor Index	100.00	193.77	177.96	145.73	164.43	220.27

The above stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
September 27, 2025 to October 24, 2025	—	$—	—	$67,617
October 25, 2025 to November 21, 2025	2,311	60.04	—	67,617
November 22, 2025 to December 26, 2025	356	62.47	—	—
Total	2,667	$60.36	—	$—

(1)During the thirteen weeks ended December 26, 2025, we withheld 2,667 shares of our common stock to satisfy tax withholding requirements upon the vesting of restricted shares of our common stock awarded to certain of our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million. The share repurchase program ended in December 2025.

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

Overview and Recent Developments

Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 90,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples, produce and center-of-the-plate proteins, such as beef, seafood and poultry. We serve more than 55,000 Core Customer locations, primarily located in our twenty-three geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. Our Allen Brothers subsidiary sells certain of our center-of-the-plate products directly to consumers.

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

In recent years, our sales to existing and new customers have increased through the continued growth in demand for specialty food and center-of-the-plate products in general; increased market share driven by our large percentage of sophisticated and experienced sales professionals, our high-quality customer service and our extensive breadth and depth of product offerings, including, as a result of our acquisitions; the expansion of our existing distribution centers; our entry into new distribution centers, including the construction of new distribution centers that serve our markets in Las Vegas, Oman, Denver, Portland, San Francisco, United Arab Emirates, Philadelphia and Miami; and the import and sale of our proprietary brands. Through these efforts, we believe that we have been able to expand our customer base, enhance and diversify our product selections, broaden our geographic penetration and increase our market share.

Recent Acquisition

On October 1, 2025, we entered into an asset purchase agreement to acquire substantially all of the assets of Italco Food Products (“Italco”), a specialty food distributor based in Denver, Colorado. The purchase price was $16.5 million and is subject to customary working capital true-ups. The assets acquired consist primarily of inventory, accounts receivable and goodwill and other intangibles and are not material to our consolidated financial statements.

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
•operational efficiencies through system enhancements and consolidation of truck routes and facilities; and
•operating expense reduction through the centralization of general and administrative functions.

Our growth has allowed us to improve upon our organization’s infrastructure, open new distribution facilities and pursue selective acquisitions. Over the last several years, we have increased our distribution capacity to approximately 3.1 million square feet in 44 distribution facilities as of December 26, 2025. Over the period from fiscal 2023 through fiscal 2025, we have invested significantly in acquisitions, infrastructure and management.

Key Factors Affecting Our Performance

Due to our focus on menu-driven independent restaurants, fine dining establishments, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores, our results of operations are materially impacted by the success of the food-away-from-home industry in the United States, Middle East and Canada, which is materially impacted by general economic conditions, weather, discretionary spending levels and consumer confidence. When economic conditions deteriorate, our customers’ businesses are negatively impacted as fewer people eat away-from-home and those who do spend less money. As economic conditions improve, our customers’ businesses historically have likewise improved, which contributes to improvements in our business. Similarly, the direct-to-consumer business of our Allen Brothers subsidiary is significantly dependent on consumers’ discretionary spending habits, and weakness or uncertainty in the economy could lead to consumers buying less from Allen Brothers.

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

Given our wide selection of product categories, as well as the continuous introduction of new products, we can experience shifts in product sales mix that have an impact on net sales and gross profit margins. This mix shift is most significantly impacted by the introduction of new product categories in markets that we have more recently entered, the shift in product mix resulting from acquisitions, as well as the continued growth in item penetration on higher velocity items such as dairy products.

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

•Other Performance Indicators. While case count is used for the volume measurement in the specialty category, we also disclose changes in specialty unique customers and specialty placements to provide additional context to our results and to the performance of our business. We define unique customers as the number of customers who purchase product in a given week. Each customer, regardless of the number of deliveries made during the week, is counted only once. Placements is the sum of the unique SKUs sold per customer, also in a given week. Our customer count and placements measures are subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity, and we present these measures for historical periods reflecting these adjustments.

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
•Other operating expenses: Other operating expenses includes expenses primarily related to changes in the fair value of our contingent earn-out liabilities, gains and losses on asset disposals, asset impairments, certain third-party deal costs incurred in connection with business acquisitions or financing arrangements and certain other costs.
•Interest expense: Interest expense consists primarily of interest on our outstanding indebtedness and, as applicable, the amortization or write-off of deferred financing fees.

Results of Operations

This discussion focuses on our fiscal 2025 results, compared with fiscal 2024 results. The discussion of our fiscal 2024 results, compared with fiscal 2023 results, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2024.

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales	$4,149,537	$3,794,212	$3,433,763
Cost of sales	3,145,447	2,880,065	2,619,289
Gross profit	1,004,090	914,147	814,474
Selling, general and administrative expenses	849,789	784,852	704,758
Other operating expenses	9,195	1,088	8,773
Operating income	145,106	128,207	100,943
Interest expense	41,564	48,675	45,474
Income before income taxes	103,542	79,532	55,469
Provision for income tax expense	31,181	24,053	20,879
Net income	$72,361	$55,479	$34,590

Fiscal Year Ended December 26, 2025 Compared to Fiscal Year Ended December 27, 2024

Net Sales

	2025	2024	$ Change	% Change
Net sales	$4,149,537	$3,794,212	$355,325	9.4%

Organic growth contributed $345.7 million, or 9.1%, to sales growth and the remaining growth of $9.6 million, or 0.3%, resulted from current year acquisitions. Organic case count increased approximately 3.9% in our specialty category, representing an increase in net sales of $90.4 million. In addition, unique customers and placements in our specialty category increased 2.9% and 6.4%, respectively, compared to the prior year. Organic pounds sold in our center-of-the-plate category decreased 2.2% compared to the prior year, representing a decrease in net sales of $32.5 million, primarily due to our exit from a non-core commodity poultry program in fiscal 2025. Estimated inflation increased sales by $102.2 million, or 4.4% in our specialty category and by $166.7 million, or 11.5% in our center-of-the-plate category compared to fiscal 2024.

Gross Profit

	2025	2024	$ Change	% Change
Gross profit	$1,004,090	$914,147	$89,943	9.8%
Gross profit margin	24.2%	24.1%

Gross profit dollars increased $85.6 million as a result of year-over-year sales growth which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 10 basis points due to improved inventory management and favorable production cost leverage. Gross profit margins increased 43 basis points in our specialty category, or $10.9 million, and decreased 31 basis points in our center-of-the-plate category, or $5.0 million, compared to the prior year.

Selling, General and Administrative Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$849,789	$784,852	$64,937	8.3%
Percentage of net sales	20.5%	20.7%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth, higher depreciation expense driven by facility and fleet investments and higher self-insurance expense. Our ratio of selling, general and administrative expenses to net sales decreased 20 basis points due to sales growth combined with certain benefits derived from our investments in our facility and distribution operations.

Other Operating Expenses, Net

	2025	2024	$ Change	% Change
Other operating expenses	$9,195	$1,088	$8,107	NM
NM - Not meaningful

Other operating expenses, net in fiscal 2025 includes an impairment charge on customer relationship intangible assets of $8.0 million, related to the loss of non-core customers, post acquisition. Other operating expenses, net in fiscal 2024 included charges associated with employee severance, partially offset by non-cash credits of $3.3 million for changes in the fair value of our contingent earn-out liabilities.

Interest Expense

	2025	2024	$ Change	% Change
Interest expense	$41,564	$48,675	$(7,111)	(14.6)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding (excluding finance leases), lower interest rates and lower losses on debt extinguishment in the current year compared to the prior year.

Provision for Income Tax Expense

	2025	2024	$ Change	% Change
Provision for income tax expense	$31,181	$24,053	$7,128	29.6%
Effective tax rate	30.1%	30.2%

The increase in the provision for income tax expense for fiscal 2025 was primarily driven by the higher income before income taxes, with the effective tax rates remaining consistent year-over-year.

Liquidity and Capital Resources

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating and finance leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	December 26, 2025	December 27, 2024	December 29, 2023
Senior secured term loan	$252,000	$260,000	$276,250
Convertible senior notes	287,500	287,500	327,184
Borrowings outstanding on asset-based loan facility	100,000	120,000	100,000
Finance leases and other financing obligations	119,451	52,673	31,892

As of December 26, 2025, we have various floating- and fixed-rate debt instruments with varying maturities for an aggregate principal amount of $650.5 million. We had outstanding letters of credit of approximately $41.0 million and $34.4 million at December 26, 2025 and December 27, 2024, respectively. Substantially all of our assets are pledged as collateral to secure our borrowings under our credit facilities. See Note 9 “Debt Obligations” to our consolidated financial statements for a full description of our debt instruments.

Significant Financing Transactions

In October 2025, we issued an $11.0 million unsecured note at an original issue discount of $0.3 million in connection with the acquisition of substantially all of the assets of Italco (the “Italco Note”). We also paid $5.5 million cash at closing. The Italco Note is presented at December 26, 2025 under the caption “Finance leases and other financing obligations” in the table above.

In August 2025, we entered into an amendment to our asset-based loan (the “ABL”) credit agreement, which extended the maturity date to August 20, 2030, eliminated the credit spread adjustment to the interest rate charged on borrowings and increased the aggregate letters of credit. There were no changes to the aggregate commitments of $300 million. The amendment to the ABL was accounted for as a debt modification. We incurred transaction costs of $0.7 million, which were capitalized as deferred financing fees to be amortized over the term of the ABL, and are presented in other non-current assets in our consolidated balance sheet.

In fiscal 2025 and 2024, we amended our senior secured term loan agreement to reduce the interest rate spread on our senior secured term loan facility. Additionally, during fiscal 2025 and 2024, we made voluntary principal prepayments of $5.0 million and $14.0 million, respectively, towards the senior secured term loan. In January 2026, we further amended our senior secured term loan agreement to reduce the interest rate spread on our senior secured term loan facility, as well as made voluntary principal prepayments of $5.0 million.

In December 2024, our 1.875% Convertible Senior Notes ( the “2024 Convertible Notes”) matured and we issued 858,360 shares of our common stock, in accordance with the exercise of conversion rights provisions of the 2024 Convertible Notes, and paid approximately $2.1 million, which included accrued interest on the 2024 Convertible Notes.

In April 2025, the unsecured note issued in connection with our acquisition of Oakville Produce Partners, LLC (“GreenLeaf”) in fiscal 2023 (the “GreenLeaf Note”) matured and we made the final principal payment of $5.0 million. Previously, we made a scheduled principal payment of $5.0 million towards the GreenLeaf Note during fiscal 2024. The GreenLeaf Note is presented at December 27, 2024 under the caption “Finance leases and other financing obligations” in the table above.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million, targeting $25.0 million to $100.0 million of share repurchases by the end of fiscal 2025. During fiscal 2025, we repurchased and retired 241,198 shares of our common stock at an average purchase price of $62.19 per share. The share repurchases were funded by our available cash. The share repurchase program ended in December 2025 with a total of 667,433 shares of our common stock repurchased for $32.4 million.

Liquidity

The following table presents selected financial information on liquidity:

	December 26, 2025	December 27, 2024	December 29, 2023
Cash and cash equivalents	$120,982	$114,655	$49,878
Working capital,(1) excluding cash and cash equivalents	375,448	327,992	295,288
Availability under asset-based loan facility	159,516	146,674	172,030
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

Our capital expenditures, excluding cash paid for acquisitions, were approximately $41.4 million for fiscal 2025. We believe our capital expenditures, excluding cash paid for acquisitions, for fiscal 2026 will be approximately $45.0 million to $55.0 million.

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
•Contingent earn-out liabilities: Certain acquisitions involve contingent consideration, typically payable if certain financial performance targets are obtained. See Note 4 “Fair Value Measurements” to our consolidated financial statements for details on our contingent earn-out liabilities outstanding as of December 26, 2025.

Cash Flows

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$129,219	$153,061	$61,639
Net cash used in investing activities	(46,759)	(49,821)	(179,311)
Net cash (used in) provided by financing activities	(76,222)	(38,482)	9,010

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $129.2 million for the fiscal year ended December 26, 2025 compared to $153.1 million for the fiscal year ended December 27, 2024. The decrease in cash provided by operating activities was primarily due to timing of payments and a strategic pull-forward of certain inventory purchases, partially offset by sales growth.

Net cash used in investing activities was $46.8 million in fiscal 2025 driven by capital expenditures.

Net cash used in financing activities was $76.2 million for fiscal 2025 driven primarily by $20.0 million of payments under our asset-based loan and revolving credit facilities, $15.6 million of finance lease payments, $15.0 million used to repurchase our common stock, $13.0 million of payments of debt and other financing obligations and $12.0 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards.

Off-Balance Sheet Arrangements

As of December 26, 2025, we did not have any off-balance sheet arrangements.

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

Allowance for Credit Losses

We analyze customer creditworthiness, accounts receivable balances, payment history, payment terms and historical bad debt levels when evaluating the adequacy of our allowance for credit losses. In instances where a reserve has been recorded for a particular customer, future sales to the customer are either conducted using cash-on-delivery terms or the account is closely monitored so that agreed-upon payments are received prior to orders being released. A failure to pay results in held or cancelled orders. We also estimate receivables that will ultimately be uncollectible based upon historical write-off experience. Management incorporates current macro-economic factors in existence as of the balance sheet date that may impact the food-away-from-home industry and/or its customers. We may be required to increase or decrease our allowance for credit losses due to various factors, including the overall economic environment and particular circumstances of individual customers. Our accounts receivable balance was $392.4 million and $366.3 million, net of the allowance for credit losses of $27.0 million and $22.3 million, as of December 26, 2025 and December 27, 2024, respectively.

Business Combinations

We account for acquisitions in accordance with Accounting Standards Codification Topic 805 “Business Combinations.” Assets acquired and liabilities assumed are recorded at their estimated fair values, as of the acquisition date. The judgments made in determining the estimated fair value of assets acquired and liabilities assumed, including estimated useful life, may have a material impact on our consolidated balance sheet and may materially impact the amount of depreciation and amortization expense recognized in periods subsequent to the acquisition. We determine the fair value of intangible assets using an income approach and, when appropriate, we engage a third-party valuation firm. Generally, we utilize the multi-period excess earnings method to determine the fair value of customer relationships and the relief from royalty method to determine the fair value of trade names. These valuation methods contain significant assumptions and estimates including forecasts of expected future cash flows and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.

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

Goodwill is tested at the reporting unit level, which is an operating segment or a component of an operating segment. When analyzing whether to aggregate components into single reporting units, management considers whether each component has similar economic characteristics. We have evaluated the economic characteristics of our different geographic markets, including our recently acquired businesses, along with the similarity of the operations and margins, nature of the products, type of customer and methods of distribution of products and the regulatory environment in which we operate. As of December 26, 2025, we maintain four reporting units.

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

For the fiscal year ended December 26, 2025, we assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of our reporting units exceeded their respective carry values. For the fiscal year ended December 27, 2024, we assessed the recoverability of goodwill using a quantitative analysis and determined that the fair value of our reporting units substantially exceeded their respective carry values. As a result, no goodwill impairments were identified for those periods. Total goodwill as of December 26, 2025 and December 27, 2024 was $362.7 million and $356.3 million, respectively.

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

During fiscal 2025 and 2023, we incurred customer relationships intangible asset impairment charges of $8.0 million and $1.8 million, respectively, related to the loss of non-core customers, post acquisition. We did not incur any such impairment charges in fiscal 2024. There have been no other events or changes in circumstances during fiscal 2025 or 2024 indicating that the carrying value of our finite-lived intangible assets are not recoverable. Total finite-lived intangible assets as of December 26, 2025 and December 27, 2024 were $137.3 million and $160.4 million, respectively.

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

We estimate our ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including recent results of operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. As of December 26, 2025 and December 27, 2024, we did not have a valuation allowance.

Management has discussed the development and selection of these critical accounting policies with our board of directors, and the board of directors has reviewed the above disclosure. Our consolidated financial statements contain other items that require estimation, but are not as critical as those discussed above. These other items include our calculations for inventory valuation, bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

Recent Accounting Pronouncements

See Note 1 “Operations and Basis of Presentation” to our consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. We have various floating- and fixed-rate debt instruments as described in Note 9 “Debt Obligations” to our consolidated financial statements. As of December 26, 2025, we had an aggregate $352.0 million of floating-rate indebtedness. A 100 basis point increase in market interest rates would decrease our after tax earnings by approximately $2.5 million per annum, holding other variables constant.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Chefs’ Warehouse, Inc. (the “Company”) as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Revenue Transactions

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the point at which control of each product is transferred to the customer. The Company’s total net sales were $4.1 billion for the fiscal year ended December 26, 2025.

We identified the auditing of the accuracy and existence of revenue transactions as a critical audit matter. Auditing the accuracy and existence of revenue transactions was especially challenging due to the significant audit effort involved in performing procedures, given the significance of net sales and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls, where applicable, relating to accuracy and existence of revenue transactions.
•Evaluating the accuracy and existence of revenue transactions, on a sample basis, by obtaining and inspecting invoices, evidence of delivery, and cash receipts from customers, where applicable.
•Recalculating sales prices on a sample basis, where applicable, based on the terms and conditions of underlying signed contracts and vendor invoices.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2006.

Stamford, Connecticut
February 24, 2026

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 26, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$120,982	$114,655
Accounts receivable, net of allowances ($26,965 in 2025 and $22,341 in 2024)	392,374	366,311
Inventories	385,722	316,014
Prepaid expenses and other current assets	70,811	71,063
Total current assets	969,889	868,043
Property and equipment, net	342,019	275,781
Operating lease right-of-use assets	205,270	191,423
Goodwill	362,742	356,298
Intangible assets, net	137,310	160,383
Other assets	10,777	6,763
Total assets	$2,028,007	$1,858,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,622	$266,775
Accrued liabilities	78,458	68,538
Short-term operating lease liabilities	24,832	21,965
Accrued compensation	66,350	50,078
Current portion of long-term debt	28,197	18,040
Total current liabilities	473,459	425,396
Long-term debt, net of current portion	720,333	688,744
Operating lease liabilities	201,542	187,079
Deferred taxes, net	22,424	15,891
Other liabilities	5,940	3,935
Total liabilities	1,423,698	1,321,045
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 26, 2025 and December 27, 2024, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,679,813 and 40,248,884 shares issued and outstanding at December 26, 2025 and December 27, 2024, respectively	407	402
Additional paid in capital	405,020	399,111
Accumulated other comprehensive loss	(2,763)	(3,807)
Retained earnings	201,645	141,940
Total stockholders’ equity	604,309	537,646
Total liabilities and stockholders’ equity	$2,028,007	$1,858,691

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales	$4,149,537	$3,794,212	$3,433,763
Cost of sales	3,145,447	2,880,065	2,619,289
Gross profit	1,004,090	914,147	814,474
Selling, general and administrative expenses	849,789	784,852	704,758
Other operating expenses, net	9,195	1,088	8,773
Operating income	145,106	128,207	100,943
Interest expense	41,564	48,675	45,474
Income before income taxes	103,542	79,532	55,469
Provision for income tax expense	31,181	24,053	20,879
Net income	$72,361	$55,479	$34,590
Other comprehensive income:
Foreign currency translation adjustments	1,044	(1,975)	353
Comprehensive income	$73,405	$53,504	$34,943
Net income per share:
Basic	$1.87	$1.46	$0.92
Diluted	$1.68	$1.32	$0.88
Weighted average common shares outstanding:
Basic	38,719,025	37,914,060	37,633,672
Diluted	46,001,316	45,983,065	45,639,220

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended December 26, 2025, December 27, 2024, and December 29, 2023
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 30, 2022	38,599,390	$386	$337,947	$(2,185)	$65,361	$401,509
Net income	—	—	—	—	34,590	34,590
Stock compensation	1,053,256	10	17,813	—	—	17,823
Shares issued for acquisition	75,008	1	2,494	—	—	2,495
Cumulative translation adjustment	—	—	—	353	—	353
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	(61,858)	(1)	(2,097)	—	—	(2,098)
Balance December 29, 2023	39,665,796	$396	$356,157	$(1,832)	$99,951	$454,672
Net income	—	—	—	—	55,479	55,479
Stock compensation	—	—	15,333	—	—	15,333
Conversion of debt to common stock	858,360	8	37,930	—	—	37,938
Common stock retired	(426,235)	(4)	(3,899)	—	(13,490)	(17,393)
Warrant exercises	38,904	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	(1,975)	—	(1,975)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	112,059	1	(6,409)	—	—	(6,408)
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	$537,646
Net income	—	—	—	—	72,361	72,361
Stock compensation	—	—	18,158	—	—	18,158
Common stock retired	(241,198)	(2)	(2,346)	—	(12,656)	(15,004)
Warrant exercises	13,339	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,044	—	1,044
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	658,788	7	(9,903)	—	—	(9,896)
Balance December 26, 2025	40,679,813	$407	$405,020	$(2,763)	$201,645	$604,309

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net income	$72,361	$55,479	$34,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	53,652	40,562	32,887
Amortization of intangible assets	24,478	24,372	22,719
Provision for allowance for credit losses	12,118	11,982	8,078
Provision for deferred income taxes	6,533	1,464	8,114
Stock compensation	21,242	17,778	20,042
Change in fair value of contingent earn-out liabilities	—	(3,266)	3,081
Intangible asset impairment	8,023	—	1,838
Non-cash interest and other operating activities	6,449	6,144	5,456
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(35,853)	(44,812)	(48,813)
Inventories	(67,114)	(32,205)	(28,759)
Prepaid expenses and other current assets	404	(6,036)	(7,234)
Accounts payable, accrued liabilities and accrued compensation	31,367	87,312	19,598
Other assets and liabilities	(4,441)	(5,713)	(9,958)
Net cash provided by operating activities	129,219	153,061	61,639

Cash flows from investing activities:
Capital expenditures	(41,426)	(49,506)	(57,427)
Cash paid for acquisitions, net of cash acquired	(4,583)	(315)	(121,884)
Cash paid for contingent earn-out liabilities	(750)	—	—
Net cash used in investing activities	(46,759)	(49,821)	(179,311)

Cash flows from financing activities:
Payment of debt and other financing obligations	(13,000)	(22,995)	(29,000)
Payment of finance leases	(15,566)	(7,057)	(4,327)
Payment of deferred financing fees	(658)	—	(1,739)
Common stock repurchases	(15,004)	(17,393)	—
Proceeds from exercise of stock options	—	175	55
Surrender of shares to pay withholding taxes	(11,994)	(7,412)	(2,134)
Cash paid for contingent earn-out liabilities	—	(3,800)	(11,625)
Borrowings under asset-based loan and revolving credit facilities	—	46,430	60,000
Payments under asset-based loan and revolving credit facilities	(20,000)	(26,430)	(2,220)
Net cash (used in) provided by financing activities	(76,222)	(38,482)	9,010

Effect of foreign currency on cash and cash equivalents	89	19	(260)
Net change in cash and cash equivalents	6,327	64,777	(108,922)
Cash and cash equivalents at beginning of year	114,655	49,878	158,800
Cash and cash equivalents at end of year	$120,982	$114,655	$49,878

See accompanying notes to the consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

Note 1 - Operations and Basis of Presentation

Description of Business and Basis of Presentation

The Chefs’ Warehouse, Inc., and its wholly-owned subsidiaries (the “Company”), is a distributor of specialty food and center-of-the-plate products in the United States, the Middle East and Canada. The Company is focused on serving the specific needs of chefs who own and/or operate restaurants, country clubs, hotels, caterers, culinary schools, bakeries, patisseries, chocolateries, cruise lines, casinos and specialty food stores.

The Company’s quarterly periods end on the thirteenth Friday of each quarter. Every six to seven years, the Company will add a fourteenth week to its fourth quarter to more closely align its year end to the calendar year. The consolidated financial statements for each of the fiscal years presented contain 52 weeks.

Consolidation

The consolidated financial statements include all the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Adoption of New Accounting Pronouncements in Fiscal 2025

Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance designed to improve the transparency and usefulness of income tax disclosures. The amendments include provisions to address the consistency of the income tax rate reconciliation and a requirement to disaggregate income taxes paid by jurisdiction. The Company adopted the guidance, which is limited to financial statement disclosures, effective December 26, 2025 on a retrospective basis and has provided the required annual disclosures in Note 12, Income Taxes.

Accounting Pronouncements Not Yet Adopted in Fiscal 2025

Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued guidance amending the requirements for capitalizing software costs to when both the following conditions are met: (1) the funding of the project has the appropriate authorization and (2) it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within that fiscal year, and may be applied on a prospective, modified prospective or retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance when effective and is evaluating the impact of adoption on its consolidated financial statements.

Measurements of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued guidance to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period. The Company adopted the guidance in its fiscal year 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

Induced Conversions of Convertible Debt Instruments: In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted the guidance in its fiscal year 2026. The impact of this guidance is dependent on future induced conversions, if any, of the Company’s convertible debt instruments.

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

The following table presents the Company’s net sales disaggregated by principal product category:

	Fiscal Years Ended
	December 26, 2025		December 27, 2024		December 29, 2023
Center-of-the-plate	$1,608,808	38.8%	$1,455,274	38.4%	$1,352,230	39.4%
Specialty:
Dry goods	656,793	15.8%	604,273	15.9%	545,451	15.9%
Pastry	562,301	13.6%	465,166	12.3%	410,604	12.0%
Cheeses and charcuterie	292,680	7.1%	271,612	7.2%	253,343	7.4%
Produce	516,605	12.4%	535,102	14.1%	444,749	13.0%
Dairy and eggs	296,839	7.2%	255,466	6.7%	228,582	6.7%
Oils and vinegars	135,553	3.3%	131,190	3.5%	129,194	3.8%
Kitchen supplies	79,958	1.8%	76,129	1.9%	69,610	1.8%
Total specialty	$2,540,729	61.2%	$2,338,938	61.6%	$2,081,533	60.6%
Total net sales	$4,149,537	100%	$3,794,212	100%	$3,433,763	100%

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

Deferred Revenue

Certain customer arrangements in the Company’s direct-to-consumer business, prepaid gift plans and gift card purchases, result in deferred revenues when cash payments are received in advance of performance. The Company recognizes revenue on its prepaid gift plans when control of each product is transferred to the customer. Performance obligations under the Company’s prepaid gift plans are satisfied within a period of twelve months or less. Gift cards issued by the Company do not have expiration dates. The Company records a liability for unredeemed gift cards at the time gift cards are sold and the liability is reduced when the card is redeemed, any remaining value of the card is escheated to the appropriate government agency, or through breakage, as necessary. Gift card breakage is estimated based on the Company’s historical redemption experience and expected trends in redemption patterns. Amounts recognized through breakage represent the portion of the gift card liability that is not subject to unclaimed property laws and for which the likelihood of redemption is remote. The Company recorded deferred revenues, reflected within accrued liabilities on the Company’s consolidated balance sheets, of $1,931 and $1,942 as of December 26, 2025 and December 27, 2024, respectively.

Right of Return

The Company’s standard terms and conditions provide customers with a right of return if the goods received are not merchantable. Customers are either issued a replacement order at no cost, or are issued a credit for the returned goods. The Company recorded a refund liability of $950 and $876 as of December 26, 2025 and December 27, 2024, respectively. Refund liabilities are reflected within accrued liabilities on the Company’s consolidated balance sheets. The Company recognized a corresponding asset of $594 and $521 as of December 26, 2025 and December 27, 2024, respectively, for its right to recover products from customers on settling its refund liabilities. This asset is reflected within inventories on the Company’s consolidated balance sheets.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include facilities costs, product shipping and handling costs, warehouse costs, and other selling, general and administrative costs. Shipping and handling costs included in selling, general and administrative expenses were $204,151, $198,211 and $181,298 for fiscal 2025, 2024 and 2023, respectively.

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

 Inventories

Inventories consist primarily of finished goods, food and related food products held for resale and are valued at the lower of cost or net realizable value. The Company’s different entities record inventory using a mixture of first-in, first-out and average cost, which approximates first-in, first-out. The Company adjusts inventory balances for excess and obsolete inventories to approximate their net realizable value.

Vendor Rebates and Other Promotional Incentives

The Company receives consideration and product purchase credits from certain vendors that the Company accounts for as a reduction of cost of sales. There are several types of cash consideration received from vendors. The purchase incentive is primarily in the form of a specified amount per pound or per case, or an amount for year-over-year growth. Recorded purchase incentives totaled approximately $69,817, $60,378 and $48,026 for fiscal 2025, 2024 and 2023, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property and equipment are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” which only requires testing whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups may not be recoverable. If any indicators are present, a recoverability test is performed by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), an additional step is performed that determines the fair value of the asset and the Company records an impairment, if any. The Company has not recorded any impairment of property and equipment in fiscal 2025, 2024 or 2023.

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

Software Costs

The Company capitalizes certain computer software licenses and software implementation costs that are included in software costs in its consolidated balance sheets. These costs were incurred in connection with developing or obtaining computer software for internal use if it has a useful life in excess of one year, in accordance with ASC 350-40 “Internal-Use Software.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task that it previously did not perform. Internal use software is amortized on a straight-line basis over a three to seven year period. Capitalized costs include direct acquisitions as well as software and software development acquired under capitalized leases and internal labor where appropriate. Capitalized software purchases and related development costs, net of accumulated amortization, were $14,364 at December 26, 2025 and $14,350 at December 27, 2024.

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

Debt Issuance Costs

Certain up-front costs associated with the Company’s asset-based loan facility are capitalized and included in other non-current assets in the Company’s consolidated balance sheets. The Company had $885 and $414 of such unamortized costs as of December 26, 2025 and December 27, 2024, respectively. Costs associated with the issuance of other debt instruments are capitalized and presented as a direct deduction from the carrying amount of the underlying debt liability. The Company had $10,413 and $13,389 of such unamortized costs as of December 26, 2025 and December 27, 2024, respectively. These costs are amortized over the terms of the related debt instruments by the effective interest rate method. Amortization of debt issuance costs was $3,314, $3,466 and $3,615 fiscal 2025, 2024 and 2023, respectively.

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

The Company recognized customer relationships intangible asset impairment charges of $8,023 in fiscal 2025 and $1,838 in fiscal 2023 related to the loss of non-core customers, post acquisition. The impairment charges are presented within other operating expenses on the consolidated statements of operations. See Note 8 for more information. There have been no other events or changes in circumstances during fiscal 2025, 2024 or 2023, indicating that the carrying value of the Company’s finite-lived intangible assets are not recoverable.

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

For the fiscal years ended December 26, 2025 and December 29, 2023, the Company assessed the recoverability of goodwill using a qualitative analysis and determined that it is more likely than not that the fair value of its reporting units exceeded their respective carry values. The qualitative analysis considered various factors including macroeconomic conditions, market conditions, industry trends, cost factors and financial performance, among others.

For the fiscal year ended December 27, 2024, the Company assessed the recoverability of goodwill using a quantitative analysis and determined that the fair value of its reporting units substantially exceeded their respective carry values. When a quantitative analysis is required, the Company estimates the fair value of its reporting units using a combination of income and market approaches. The income approach incorporates the use of a discounted cash flow model that involves many management assumptions that are based upon future growth projections. Assumptions include estimates of future revenue based upon budget projections and growth rates. The Company develops estimates of future levels of gross and operating profits and projected capital expenditures. This methodology includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The market approach of determining fair value, which includes the guideline public company method, is based on comparable market multiples for companies engaged in similar businesses.

There have been no events or changes in circumstances during fiscal 2025, 2024 or 2023, indicating that goodwill may be impaired.

 Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. The Company estimates its ability to recover deferred tax assets within the jurisdiction from which they arise. This evaluation considers several factors, including results of recent operations, future taxable income, scheduled reversal of deferred tax liabilities, and tax planning strategies. As of December 26, 2025 and December 27, 2024, the Company did not have a valuation allowance.

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

Stock-Based Compensation

The Company determines the accounting classification of stock awards as either a liability or equity in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 718 “Compensation - Stock Compensation.” Stock awards are classified as liabilities when, among other considerations, they require settlement by issuing a variable number of shares. Stock-based compensation for stock awards classified as liabilities is initially measured at the grant date based on the estimated fair value of the ultimate award liability and remeasured each reporting period until settlement, considering the estimable probable outcome at the end of the performance period. The Company measures stock-based compensation for stock awards classified as equity at the grant date based on the fair value of the award. Restricted stock awards (“RSAs”), restricted share units (“RSUs”) and performance share units, including performance-based restricted share units (“PRSUs”), are valued based on the fair value of the stock on the grant date.

The related compensation expense is recognized over the service period on a straight-line basis and reduced by forfeitures when they occur. Stock-based compensation expense is presented within selling, general and administrative expenses on the Company’s consolidated statements of operations. Compensation expense on performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of stock options, RSAs with market conditions and PRSUs is determined based on a Monte Carlo simulation model in order to simulate a range of possible future stock prices for the Company’s common stock. For awards subject to graded vesting, the Company ensures that the compensation expense recognized is at least equal to the vested portion of the award.

Share Repurchases

The Company had a share repurchase program that was executed through purchases made from time to time either in the open market or through private market transactions. All shares repurchased under the share repurchase program were retired and returned to the status of authorized and unissued shares. When treasury shares are retired, the Company allocates the excess of the repurchase price over the par value of shares acquired between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital for the retired treasury shares. Any further excess of the repurchase price is allocated to retained earnings.

Self-Insurance Reserves

The Company maintains a self-insured group medical program. The program contains individual stop loss thresholds per incident and aggregate stop loss thresholds based upon the average number of employees enrolled in the program throughout the year. The amount in excess of the self-insured levels is fully insured by third-party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and medical cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

The Company maintains an insurance program for its automobile liability and workers’ compensation insurance subject to deductibles or self-insured retentions. The amounts in excess of the deductibles are fully insured by third-party insurers. Liabilities associated with this program are estimated in part by considering historical claims experience and cost trends. Projections of future loss expenses are inherently uncertain because of the random nature of insurance claims occurrences and could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivatives

The Company may, from time to time, enter into forward contracts to reduce the effects of currency exchange rate fluctuations. These contracts generally mature within twelve months, are carried at fair value and are not designated as hedging instruments. Changes in the fair value of these forwards are recorded in earnings. The fair value of the forward contracts and related gains or losses were not material to the Company’s consolidated financial statements for the periods presented.

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

Note 3 – Net Income per Share

The following table sets forth the computation of basic and diluted net income per common share:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net income per share:
Basic	$1.87	$1.46	$0.92
Diluted	$1.68	$1.32	$0.88
Weighted average common shares:
Basic	38,719,025	37,914,060	37,633,672
Diluted	46,001,316	45,983,065	45,639,220

Reconciliation of net income per common share:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Numerator:
Net income	$72,361	$55,479	$34,590
Add effect of dilutive securities:
Interest on convertible notes, net of tax	4,767	5,234	5,399
Net income available to common shareholders	$77,128	$60,713	$39,989
Denominator:
Weighted average basic common shares outstanding	38,719,025	37,914,060	37,633,672
Dilutive effect of unvested common shares	714,911	687,524	574,707
Dilutive effect of stock options and warrants	72,410	57,540	38,024
Dilutive effect of convertible notes	6,494,970	7,323,941	7,392,817
Weighted average diluted common shares outstanding	46,001,316	45,983,065	45,639,220

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Restricted share awards and restricted share units	240,887	270,751	532,608
Stock options and warrants	—	—	300,000

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

The following table presents the changes in Level 3 contingent earn-out liabilities:

Balance December 29, 2023	$9,765
Cash payments	(5,750)
Changes in fair value	(3,265)
Balance December 27, 2024	750
Acquisition value	1,350
Cash payments	(1,500)
Balance December 26, 2025	$600

The contingent earn-out liability as of December 26, 2025 is long-term and reflected as other liabilities on the Company’s consolidated balance sheets. The liability as of December 27, 2024 is short-term and reflected in accrued liabilities on the Company’s consolidated balance sheets. Contingent earn-out liability payments made soon after the acquisition date of a business combination are classified as investing activities on the Company’s consolidated statements of cash flows. Contingent earn-out liability payments not made soon after the acquisition date of a business combination that are in excess of the acquisition date fair value of the underlying contingent earn-out liability are classified as operating activities and all other such payments are classified as financing activities.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of December 26, 2025 and December 27, 2024 as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes, Italco Note and GreenLeaf Note (more fully described in Note 9). The fair value of the 2028 Convertible Senior Notes was based on bid/ask quotes as of or near the balance sheet date. The fair value of the Italco Note at December 26, 2025 and the GreenLeaf Note at December 27, 2024 was determined based upon observable market prices of similar debt instruments.

		December 26, 2025		December 27, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$442,750	$287,500	$365,556
Italco Note	Level 2	$10,700	$10,768	$—	$—
GreenLeaf Note	Level 2	$—	$—	$5,000	$5,070

Note 5 – Acquisitions

Italco

On October 1, 2025, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Italco Food Products (“Italco”), a specialty food distributor based in Denver, Colorado. The purchase price was $16,500, consisting of $5,500 cash paid at closing, $10,700 from the issuance of an unsecured note and 4,736 shares of the Company’s common stock with an approximate value of $300 based on the trading price of the Company’s common stock on the date of acquisition and is subject to customary working capital true-ups. The assets acquired consist primarily of inventory, accounts receivable and goodwill and other intangibles and are not material to the Company’s consolidated financial statements. The intangible assets acquired consisted of customer relationships and trademarks and are being amortized over 10 and 5 years, respectively. The Italco acquisition was not material to the Company’s consolidated statements of operations.

GreenLeaf

On May 1, 2023, the Company entered into a stock purchase agreement to acquire substantially all of the equity interests of Oakville Produce Partners, LLC (“GreenLeaf”), a leading produce and specialty food distributor in Northern California. The final purchase price was $88,204 consisting of $72,157 paid in cash at closing, $3,551 paid upon settlement of net working capital true-ups, the issuance of a $10,000 unsecured note and 75,008 shares of the Company’s common stock with an approximate value of $2,496 based on the trading price of the Company’s common stock on the date of acquisition. The acquisition was partially funded by a $40,000 incremental draw on the Company’s asset-based loan facility. All of the goodwill recorded for the GreenLeaf acquisition of $47,235 is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by GreenLeaf and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships, trademarks and non-compete agreements valued at $29,900, $1,500 and $400, respectively, as of the acquisition date, with an estimated weighted average life of 7.2, 5 and 2 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and income before income taxes of $82,917 and $7,039, respectively, for GreenLeaf in its consolidated statement of operations.

Hardie’s Fresh Foods

On March 20, 2023, pursuant to an asset purchase agreement, the Company acquired substantially all of the assets of Hardie’s F&V, LLC (“Hardie’s”), a specialty produce distributor with operations in Texas. The final purchase price was approximately $41,361, consisting of $38,000 paid in cash at closing, $639 received upon settlement of a net working capital true-up and an earn-out liability valued at approximately $4,000 as of the acquisition date. The payment of the earn-out liability was subject to the successful achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets. All of the goodwill recorded for the Hardie’s acquisition of $11,516 is deductible for income tax purposes. The goodwill recorded primarily reflects the value of acquiring an established specialty produce distributor to leverage the Company’s existing products in the markets served by Hardie’s and any intangible assets that do not qualify for separate recognition, including assembled workforce. The intangible assets acquired consisted of customer relationships and trademarks valued at $14,000 and $3,600, respectively, as of the acquisition date. During fiscal 2023, the Company incurred a customer relationship impairment charge more fully described in Note 8 “Goodwill and Other Intangible Assets.” The remaining customer relationships and trademarks are being amortized over 10 and 5 years, respectively. For the fiscal year ended December 29, 2023, the Company reflected net sales and loss before income taxes of $194,776 and $1,116, respectively, for Hardie’s in its consolidated statement of operations.

Other Fiscal 2023 Acquisitions

During the fiscal year ended December 29, 2023, the Company completed three other acquisitions for an aggregate purchase price of approximately $18,029, consisting of $12,971 paid in cash at closing, $1,178 paid upon settlement of net working capital adjustments, earn-out liabilities valued at approximately of $1,665 as of the dates of acquisition, and $2,215 of deferred payments. During the fiscal year ended December 27, 2024, the Company paid $2,000 in contingent consideration related to the earn-out liabilities. All of the goodwill recorded for these acquisitions of $8,844 is deductible for income tax purposes. The intangible assets acquired consisted of customer relationships valued at $4,276 as of the acquisition dates. The remaining customer relationships are being amortized over 10 years. For the fiscal year ended December 29, 2023, the Company reflected net sales of approximately $63,369 in its consolidated statement of operations. The Company has determined that separate disclosure of income before income taxes is impracticable due to the integration of these businesses into the Company's existing operations.

Unaudited Pro forma Financial Information

The table below presents select unaudited pro forma consolidated income statement information of the Company as if the GreenLeaf and Hardie’s acquisitions had occurred on December 25, 2021. The pro forma results were prepared from financial information obtained from the sellers of the business, as well as information obtained during the due diligence process associated with the acquisitions. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, any incremental costs for transitioning to become a public company, and also does not reflect additional revenue opportunities following the acquisitions. The pro forma information reflects amortization expense related to the acquired intangible assets and depreciation expense on the acquired fair value of property and equipment. The pro forma information also reflects additional interest expense that would have been incurred by the Company to finance the acquisitions. Pro forma interest expense was estimated based on the prevailing interest rates charged on the Company’s senior secured term loan during fiscal 2022.

Fiscal Year Ended
December 29, 2023
Net sales	$3,527,947
Income before income taxes	$58,041

Note 6 – Inventories

Inventories consist primarily of finished product. Inventory is reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $10,520 and $11,579 at December 26, 2025 and December 27, 2024, respectively.

Note 7 – Property and Equipment

Property and equipment as of December 26, 2025 and December 27, 2024 consisted of the following:

	Useful Lives	December 26, 2025	December 27, 2024
Land	Indefinite	$5,542	$5,542
Buildings	15 - 20 years	66,676	63,868
Machinery and equipment	5 - 10 years	37,982	40,693
Computers, data processing and other equipment	3 - 5 years	20,897	18,407
Software	3 - 7 years	43,603	37,381
Leasehold improvements	1- 40 years	182,439	170,153
Furniture and fixtures	7 years	2,210	2,586
Vehicles	5 - 10 years	146,135	79,511
Construction-in-process		15,466	5,542
		520,950	423,683
Less: accumulated depreciation and amortization		(178,931)	(147,902)
Property and equipment, net		$342,019	$275,781

Construction-in-process at December 26, 2025 and December 27, 2024 related primarily to on-going investments in the Company’s information systems and distribution facilities, including the build-out of the Company’s Portland, OR distribution facility in fiscal 2025.

The net book value of equipment financed under finance leases at December 26, 2025 and December 27, 2024 was $104,060 and $45,051, respectively. No interest expense was capitalized during the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023.

The components of depreciation and amortization expense were as follows:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Depreciation expense	$47,543	$35,114	$26,910
Software amortization	$6,109	$5,448	$5,977

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 29, 2023	$356,021
Goodwill adjustments	656
Foreign currency translation	(379)
Carrying amount as of December 27, 2024	356,298
Acquisitions	6,208
Foreign currency translation	236
Carrying amount as of December 26, 2025	$362,742
The goodwill adjustments included in the table above represent measurement period adjustments related to certain acquisitions completed in prior years.

Other intangible assets as of December 26, 2025 and December 27, 2024 consisted of the following:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
December 26, 2025
Customer relationships	84 months	$259,869	$(150,422)	$109,447
Trademarks	134 months	57,767	(29,904)	27,863
Non-compete agreements		9,299	(9,299)	—
Total		$326,935	$(189,625)	$137,310
December 27, 2024
Customer relationships	88 months	$251,932	$(122,619)	$129,313
Trademarks	140 months	56,184	(25,212)	30,972
Non-compete agreements	11 months	9,299	(9,201)	98
Total		$317,415	$(157,032)	$160,383

The Company recognized customer relationships intangible asset impairment charges of $8,023 in fiscal 2025 and $1,838 in fiscal 2023 related to the loss of non-core customers, post acquisition. The impairment charges are presented within other operating expenses on the consolidated statements of operations.

Amortization expense for other intangibles was $24,478, $24,372 and $22,719 for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively.

As of December 26, 2025, estimated amortization expense for other intangible assets for each of the next five fiscal years and thereafter is as follows:

2026	$22,072
2027	20,056
2028	19,225
2029	18,909
2030	15,376
Thereafter	41,672
Total	$137,310

Note 9 – Debt Obligations

Debt obligations as of December 26, 2025 and December 27, 2024 consisted of the following:

	Weighted Average Effective Interest Rate at December 26, 2025	Maturity	December 26, 2025	December 27, 2024
Senior secured term loans	7.66%	August 2029	$252,000	$260,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	6.04%	August 2030	100,000	120,000
Finance leases and other financing obligations	7.19%	Various	119,451	52,673
Unamortized deferred costs			(10,421)	(13,389)
Total debt obligations			748,530	706,784
Less: current installments			(28,197)	(18,040)
Total long-term debt			$720,333	$688,744

Maturities of the Company’s debt, excluding finance leases, for each of the next five years and thereafter at December 26, 2025 are as follows:

2026	$8,500
2027	8,500
2028	290,500
2029	243,000
2030	100,000
Total	$650,500
 See Note 11 - Leases for finance lease maturities.

Senior Secured Term Loan Credit Facility

In June 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with a group of lenders that provides for a senior secured term loan B facility (the “Term Loan Facility”). The Term Loan Credit Agreement has been subsequently amended to increase the aggregate principal amount to $300,000, extend the maturity date to August 23, 2029 (“2029 Term Loans”) and reduce the interest rate spread, among other items. The funds from the 2029 Term Loans have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital, and general corporate purposes of the Company. Substantially all of the Company’s assets are pledged as collateral.

The amendments to the Term Loan Credit Agreement involved multiple members of a loan syndicate. For each amendment, the Company performed an analysis for each lender to determine whether the amendment resulted in a substantial change to the remaining cash flows. For the amendments occurring during fiscal 2025, 2024 and 2023, the transactions were accounted for as a modification for the existing lenders. For the lenders that exited the loan syndicate, their portion of unamortized deferred financing fees were recorded in interest expense within the Company’s consolidated statements of operations.

The Company also made voluntary prepayments of $5,000, $14,000 and $20,000 towards the 2029 Term Loans in fiscal 2025, 2024 and 2023, respectively. In connection with these prepayments, the Company wrote-off unamortized deferred financing fees, which were included in interest expense within the Company’s consolidated statements of operations.

The Company recorded the following in its consolidated statements of operations as a result of these debt amendments and prepayments:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Loss on debt extinguishment included in interest expense:
Related to term loan amendments	$—	$154	$—
Related to term loan prepayments	150	531	770
Arrangement fees included in interest expense	525	1,300	—
Third-party transaction costs included in other operating expenses	49	156	319

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

Asset-Based Loan Facility

In June 2018, the Company entered into a credit agreement (the “ABL Credit Agreement”) with a group of lenders that provides for an asset-based loan facility (the “ABL”) in the aggregate amount of up to $150,000. The ABL Credit Agreement has been subsequently amended to increase the aggregate commitments to $300,000, extend the maturity date to August 20, 2030, eliminate the credit spread adjustment on the interest rate charged on borrowings and increase the aggregate letters of credit to not exceed $50,000, among other items. The Company incurred transaction costs of $658 as a result of an amendment in fiscal 2025, which were capitalized as deferred financing fees to be amortized over the term of the ABL, presented in other non-current assets in the Company’s consolidated balance sheet.

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

The interest rate charged on borrowings under the ABL is equal to, at the Company’s option, either the Base Rate or a forward-looking term rate based on SOFR for one-, three-, or six-month interest periods chosen by the Company. The Company will pay certain recurring fees with respect to the ABL, including fees on unused lender commitments.

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

As of December 26, 2025, the Company had reserved $40,484 of the ABL for the issuance of letters of credit and funds totaling $159,516 were available for borrowing under the ABL.

2028 Convertible Senior Notes

In December 2022, the Company issued $287,500 aggregate principal amount of 2.375% Convertible Senior Notes (the “2028 Convertible Notes”). Net proceeds have been used, and are expected to be used, for capital expenditures, permitted acquisitions, working capital and general corporate purposes of the Company.

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

2024 Convertible Senior Notes

On December 1, 2024, the Company’s 1.875% 2024 Convertible Senior Notes matured and, in accordance with the exercise of its conversion rights provisions, the Company issued 858,360 shares of its common stock and paid approximately $2,117, which included accrued interest on the 2024 Convertible Notes.

Italco Unsecured Note

In connection with the Italco acquisition, the Company issued a $11,000 unsecured note bearing interest of 4.5%, at an original issue discount of $300. The principal on the unsecured note is due in two equal installments on October 1, 2026 and 2027 and is presented under the caption “Finance leases and other financing obligations” in the table above.

GreenLeaf Unsecured Note

In connection with the GreenLeaf acquisition, the Company issued a $10,000 unsecured note that matured on April 20, 2025. The first installment of the principal on the unsecured note of $5,000 was paid in April 2024, and the second installment was paid on maturity. The unsecured note at December 27, 2024 is presented under the caption “Finance leases and other financing obligations” in the table above.

Convertible Unsecured Note

In 2019, as partial consideration for an acquisition, the Company issued a $4,000 convertible unsecured note that matured on June 29, 2023. The unsecured note and was repaid in full, including all accrued interest, for $4,049 in cash.

Convertible Notes

The net carry value of the Company’s 2028 convertible senior notes as of December 26, 2025 and December 27, 2024 was:

	December 26, 2025			December 27, 2024
	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount	Principal Amount	Unamortized Deferred Costs and Premium	Net Amount
2028 Convertible Notes	$287,500	$(3,438)	$284,062	$287,500	$(4,584)	$282,916

The components of interest expense on the Company’s convertible notes were as follows:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Coupon interest	$6,828	$7,572	$7,578
Amortization of deferred costs and premium	1,146	1,332	1,334
Total interest	$7,974	$8,904	$8,912

Note 10 – Stockholders’ Equity

Warrants

In connection with an acquisition during fiscal 2022, the Company issued warrants with a fair value of $1,701 to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $31.55 per share. The warrants have been fully exercised and there are no warrants outstanding as of December 26, 2025.

2023 Employee Stock Purchase Plan

In fiscal 2023, the Company’s stockholders adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which permits eligible employees to purchase a total of approximately 793,000 shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation. The purchase price of the shares will be 85% of the fair market value of the common stock on the date of purchase. The plan does not include any look-back or reset provisions. The offering periods run bi-annually from January 1st to June 30th and July 1st to December 31st. At December 26, 2025, there were approximately 731,000 shares of common stock available for issuance under the ESPP. The ESPP did not have a material impact on the Company’s consolidated financial statements in the fiscal years presented. The Company may amend, suspend or terminate the ESPP at any time.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee (the “Committee”) of the Board of Directors and allows for the issuance of stock options, stock appreciation rights (“SARs”), RSAs, RSUs, performance awards, or other stock-based awards. Stock option exercise prices are fixed by the Committee but shall not be less than the fair market value of a common share on the date of the grant of the option, except in the case of substitute awards. Similarly, the grant price of an SAR may not be less than the fair market value of a common share on the date of the grant. The Committee will determine the expiration date of each stock option and SAR, but in no case shall the stock option or SAR be exercisable after the expiration of 10 years from the date of the grant. The 2019 Plan provides for 4,230,000 shares available for grant. As of December 26, 2025, there were 1,543,550 shares available for grant.

Stock compensation expense was $21,242, $17,778 and $20,042 for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively. The related tax (benefit) expense for stock-based compensation was $(3,570), $(211) and $580 for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively.

The following table reflects the activity of RSAs and RSUs during the fiscal year ended December 26, 2025:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 27, 2024	483,284	$35.68	881,500	$34.79	303,036	$30.04
Granted	219,968	63.35	740,294	63.03	35,101	61.16
Vested	(217,915)	35.02	(164,601)	32.47	(162,351)	29.12
Forfeited	(14,471)	42.05	(149,880)	33.52	—	—
Unvested at December 26, 2025	470,866	$48.71	1,307,313	$51.22	175,786	$37.10

The fair value of RSAs and RSUs vested during the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, was $17,173, $18,370 and $7,170, respectively.

The Company granted 995,363 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $63.04 during the fiscal year ended December 26, 2025. These awards are a mix of time-, market- and performance-based grants awarded to key employees and non-employee directors that generally vest over a range of periods up to five years. The market- and performance-based RSAs and RSUs generally cliff vest, if at all, after the conclusion of a three-year performance period and vesting is subject to the award recipient’s continued service to the Company as of the vesting date. The number of performance-based RSAs and RSUs that ultimately vest is based on the Company’s attainment of certain profitability and return on invested capital targets.

At December 26, 2025, the total unrecognized compensation cost for the unvested RSAs and RSUs was $25,769 to be recognized over a weighted-average period of approximately 1.7 years. Of this total, $15,024 related to awards with time-based vesting provisions to be recognized over a weighted average period of 1.6 years and $10,745 related to awards with performance- or market-based vesting provisions to be recognized over a weighted average period of 1.7 years.

The following table summarizes stock option activity during the fiscal year ended December 26, 2025:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding December 27, 2024	100,876	$20.23	$2,870	1.1
Outstanding December 26, 2025	100,876	$20.23	$4,368	0.2
Exercisable at December 26, 2025	100,876	$20.23	$4,368	0.2

The total intrinsic value of options exercised during fiscal 2024 and 2023 was $194 and $22, respectively. There were no option exercises in fiscal 2025. The Company issues new shares upon the exercise of stock options. No stock option expense was recognized during the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023.

In connection with an acquisition, the Company issued stock awards to certain members of the acquiree’s management team which were classified as liabilities. These awards vest over a period of up to four years. Stock-based compensation expense for these awards was $2,634, $2,175 and $2,175 during the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively. As of December 26, 2025 and December 27, 2024, the fair value of these awards was $7,347 and $4,712, respectively, and they are presented within accrued liabilities on the Company’s consolidated balance sheets.

Performance-Based Restricted Share Units

In February 2025, the Company’s Board of Directors approved a grant of a total of 541,375 PRSUs to certain of the Company’s officers and employees under the Company’s 2019 Plan. These grants are included in the performance-based column of the RSAs and RSUs activity table above. The PRSUs, which have a four-year term from the date of grant, are subject to service and performance conditions and will only become vested and payable to the extent that a qualifying change in control occurs during the four-year period. The fair value of these awards was $22,235, which was determined using a Monte Carlo simulation in order to model a range of possible future stock prices for the Company’s common stock. No share-based compensation expense has been recorded in fiscal 2025 for these PRSUs.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. The share repurchase program ended in December 2025 with a total of 667,433 shares of the Company’s common stock repurchased for $32.4 million.

Note 11 – Leases

 The components of net lease cost were as follows:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Operating lease cost	$46,337	$40,782	$40,523
Finance lease cost:
Amortization of right-of-use asset	17,886	8,065	4,173
Interest expense on lease liabilities	5,893	2,233	726
Total finance lease cost	$23,779	$10,298	$4,899
Short-term lease cost	12,081	14,052	12,535
Variable lease cost	9,239	17,488	13,718
Sublease income	(1,973)	(1,160)	(1,970)
Total lease cost, net	$89,463	$81,460	$69,705

The maturities of the Company’s lease liabilities for each of the next five fiscal years and thereafter at December 26, 2025 were as follows:

	Operating Leases				Finance Leases
	Related Party Real Estate	Third-Party Real Estate	Vehicles and Equipment	Total	Vehicles and Equipment
2026	$725	$34,551	$5,122	$40,398	$26,774
2027	752	31,933	4,177	36,862	25,492
2028	580	29,715	3,485	33,780	24,584
2029	—	29,695	2,521	32,216	22,388
2030	—	28,386	1,795	30,181	17,734
Thereafter	—	146,249	572	146,821	12,303
Total	$2,057	$300,529	$17,672	$320,258	$129,275
Less imputed interest				(93,884)	(20,824)
Present value of lease obligations				$226,374	$108,451

Supplemental balance sheet information related to finance leases was as follows:

	Balance Sheet Location	December 26, 2025	December 27, 2024
Short-term finance lease liabilities	Current portion of long-term debt	$19,554	$10,040
Long-term finance lease liabilities	Long-term debt, net of current portion	$88,897	$37,633

At December 26, 2025, the weighted-average lease term for operating and finance leases was 9.6 years and 5.2 years, respectively. At December 26, 2025, the weighted-average discount rate for operating and finance leases was 7.5%.

Note 12 – Income Taxes

The components of the Company’s income before income taxes consist of the following:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Domestic	$78,902	$59,023	$40,171
Foreign	24,640	20,509	15,298
Total	$103,542	$79,532	$55,469

The provision for income taxes consists of the following:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Current income tax expense:
Federal	$14,787	$13,420	$9,913
Foreign	3,422	2,488	838
State	6,439	6,681	2,014
Total current income tax expense	24,648	22,589	12,765
Deferred income tax expense (benefit):
Federal	4,008	4,712	4,320
Foreign	332	(2,173)	(48)
State	2,193	(1,075)	3,842
Total deferred income tax expense	6,533	1,464	8,114
Total income tax expense	$31,181	$24,053	$20,879
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework under Pillar Two which includes a global corporate minimum tax rate of 15%. Some jurisdictions in which the Company operates have started to enact laws implementing Pillar Two, including Canada which enacted the rule in June 2024. The rules did not have a material impact on its consolidated financial statements in fiscal 2025 or 2024. The Company is monitoring any future developments.
As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in an income tax refund receivable of $27,140 and $25,945 as of December 26, 2025 and December 27, 2024, respectively. The receivable is reflected in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

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

On July 4, 2025, the United States enacted tax legislation through H.R.1, also referred to as the One Big Beautiful Bill Act (“OBBBA”). OBBBA did not have a material impact on the Company’s 2025 annual effective tax rate, but impacted the split between current taxes payable and deferred taxes.

Income tax expense differed from amounts computed using the statutory federal income tax rate due to the following reasons:

	Fiscal Years Ended
	December 26, 2025		December 27, 2024		December 29, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$21,744	21.0%	$16,702	21.0%	$11,648	21.0%
Domestic federal reconciling items
Nontaxable and nondeductible items, net
Compensation limitation	4,276	4.1%	2,565	3.2%	4,040	7.3%
Stock compensation	(2,725)	(2.6)%	(212)	(0.3)%	913	1.6%
Charitable contributions	1,142	1.1%	(156)	(0.2)%	467	0.8%
Cross-border taxes
Net controlled foreign corporation tested income (“NCTI”), formerly known as Global Intangible Low-Taxed Income (“GILTI”)	688	0.7%	28	—%	642	1.2%
Impact of foreign branches taxed in the U.S.	(161)	(0.2)%	1,776	2.2%	277	0.5%
Other	830	0.8%	1,320	1.7%	559	1.0%
Domestic state and local income taxes, net of federal effect (1)	6,807	6.5%	6,022	7.6%	4,755	8.6%
Foreign reconciling items
United Arab Emirates
Rate differential	(1,380)	(1.3)%	(1,261)	(1.6)%	(1,812)	(3.3)%
Other	459	0.4%	(31)	—%	109	0.2%
Canada
Rate change	—	—%	—	—%	(869)	(1.6)%
Change in valuation allowance	—	—%	(2,045)	(2.6)%	729	1.3%
Other	162	0.2%	79	0.1%	(137)	(0.2)%
Other foreign jurisdictions	(661)	(0.6)%	(734)	(0.9)%	(442)	(0.8)%
Income tax expense	$31,181	30.1%	$24,053	30.2%	$20,879	37.6%

(1)The states and local jurisdictions that contribute more than 50% of the tax effect in this category include New York State and New York City, California for fiscal 2025 and 2024 and Massachusetts for fiscal 2023.

Deferred tax assets and liabilities at December 26, 2025 and December 27, 2024 consist of the following:

	December 26, 2025	December 27, 2024
Deferred tax assets:
Receivables and inventory	$13,311	$11,753
Self-insurance reserves	6,267	4,819
Net operating loss carryforwards	2,186	3,171
Interest expense carryforward	11,066	16,955
Stock compensation	5,693	4,416
Intangible assets	6,059	4,006
Operating lease liabilities	59,829	54,272
Other	1,153	329
Total deferred tax assets	105,564	99,721

Deferred tax liabilities:
Property & equipment	(27,504)	(23,627)
Goodwill	(39,127)	(34,861)
Intangible assets	(2,621)	(2,956)
Prepaid expenses and other	(4,484)	(4,647)
Operating lease right-of-use assets	(54,252)	(49,521)
Total deferred tax liabilities	(127,988)	(115,612)
Valuation allowance	—	—
Total net deferred tax liability	$(22,424)	$(15,891)

The deferred tax provision results from the effects of net changes during the year in deferred tax assets and liabilities arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company files Federal and various state and local income tax returns in the U.S and various foreign jurisdictions. For Federal income tax purposes, the 2022 through 2025 tax years remain open for examination. For state tax purposes, the 2021 through 2025 tax years remain open for examination. For foreign income tax purposes, the 2015 through 2025 tax years remain open for examination. The Company records interest and penalties, if any, in income tax expense.

The Company’s Canada tax-effected net operating loss carryforward of $1,163 expires at various dates between fiscal 2037 and 2043. The Company’s state tax-effected net operating loss carryforward of $1,023 expires at various dates, the earliest of which expire in fiscal 2028, while others are indefinite-lived.

The Company is permanently reinvesting the earnings of its foreign operations. The accumulated undistributed earnings of its foreign subsidiaries are immaterial, as a majority of such earnings have been taxed in the U.S.

As of December 26, 2025 and December 27, 2024, the Company did not have any material uncertain tax positions.

See Note 14 - Supplemental Disclosures of Cash Flow Information for income taxes paid.

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

The following table presents information about the Company’s foodservice distribution segment:

	Fiscal Years Ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales (1):
United States	$3,757,901	$3,454,355	$3,150,871
International	391,636	339,857	282,892
Total net sales	$4,149,537	$3,794,212	$3,433,763
Less:
Cost of sales - non-production costs (2)	3,075,675	2,805,332	2,550,995
Cost of sales - food processing costs (3)(4)	69,772	74,733	68,294
Cost of sales	3,145,447	2,880,065	2,619,289
Gross profit	$1,004,090	$914,147	$814,474

(1)The Company’s revenue is disaggregated by geographic area based on sales office location. No country outside of the United States had revenue greater than 10% of consolidated revenue for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023.
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
(4)Food processing costs included $1,011, $1,240 and $1,466 of depreciation expense for the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023, respectively.

Refer to the consolidated statements of operations and comprehensive income for the reconciliation of consolidated gross profit, which is the Company’s segment measure of profit or loss, to consolidated income before income taxes.

Note 14 – Supplemental Disclosures of Cash Flow Information

	December 26, 2025	December 27, 2024	December 29, 2023
Cash paid for income taxes, net of cash received:
U.S. Federal	$14,023	$13,737	$13,308
U.S. state and local:
California	*	*	1,482
New York state	1,121	*	1,073
New York city	1,273	*	*
Other state and local	3,990	4,475	2,598
Total U.S. state and local	6,384	4,475	5,153
Foreign:
United Arab Emirates	1,235	*	*
Other foreign	1,264	943	899
Total foreign	2,499	943	899
Cash paid for income taxes, net of cash received	$22,906	$19,155	$19,360
Cash paid for interest	$38,491	$42,756	$42,070
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,705	$39,051	$38,471
Operating cash flows from finance leases	6,055	2,240	730
ROU assets obtained in exchange for lease liabilities:
Operating leases	$39,569	$26,058	$65,601
Finance leases	84,755	33,580	13,431
Non-cash investing and financing activities:
Conversion of debt into common stock	$—	$37,938	$—
Common stock issued for acquisitions	300	—	2,496
Contingent earn-out liabilities for acquisitions	1,350	—	5,765
Unsecured notes issued for acquisitions	10,700	—	10,000

*The amount of income tax paid during the period does not meet the 5% disaggregation threshold.

Note 15 – Employee Benefit Plans

Employee Tax-Deferred Savings Plan

The Company sponsors a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”) that provides tax-deferred salary deductions for eligible employees. Employees choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides discretionary matching contributions equal to 50 percent of the employee’s contribution amount, up to a maximum of six percent of the employee’s annual salary, or the annual compensation limit set by the Internal Revenue Service, whichever is lower. Matching contributions begin vesting after one year and are fully vested after five years. Employee contributions are fully vested when made. Under the 401(k) Plan, participants are not able to receive or purchase the Company’s common stock. Matching contributions under the 401(k) Plan were $4,159, $4,378 and $3,500, respectively, for fiscal 2025, 2024 and 2023.

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

Risk Management Programs

The Company’s self-insurance reserves for its medical program totaled $2,578 and $2,540 at December 26, 2025 and December 27, 2024, respectively.

The Company’s self-insurance reserves for its automobile liability program totaled $11,622 and $8,833 at December 26, 2025 and December 27, 2024, respectively. Self-insurance reserves for workers’ compensation totaled $21,808 and $16,888 at December 26, 2025 and December 27, 2024, respectively. These self-insurance reserves are reflected within accrued liabilities on the Company’s consolidated balance sheets.

Workforce

As of December 26, 2025, approximately 1% of the Company’s employees are represented by unions, all of whom are operating under collective bargaining agreements which expire at various times between fiscal 2027 and 2028.

Note 17 – Valuation Reserves

The following tables summarize the activity in the Company’s valuation accounts during the fiscal years ended December 26, 2025, December 27, 2024 and December 29, 2023:

	Balance at Beginning of Period	Additions Charged to Expense	Deductions (1)	Balance at End of Period
Allowance for credit losses
December 26, 2025	$22,341	$12,118	$(7,494)	$26,965
December 27, 2024	21,423	11,982	(11,064)	22,341
December 29, 2023	20,733	8,078	(7,388)	21,423

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for deferred tax assets
December 26, 2025	$—	$—	$—	$—
December 27, 2024	2,119	—	(2,119)	—
December 29, 2023	1,641	478	—	2,119
(1) With respect to the allowance for credit losses, the deductions amount are primarily composed of write-offs, less recoveries which are not material.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 26, 2025.

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

Under the supervision of our chief executive officer and chief financial officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our chief executive officer and chief financial officer have concluded that the Company’s internal control over financial reporting was effective as of December 26, 2025.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 26, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Chefs’ Warehouse, Inc.
Ridgefield, Connecticut
Opinion on Internal Control over Financial Reporting
We have audited The Chefs’ Warehouse, Inc.’s (the “Company’s”) internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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
February 24, 2026

Item 9B.    OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 26, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information to be set forth under the captions “Corporate Governance,” “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 8, 2026, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference. As provided in General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of our Company is provided in Part I of this Annual Report on Form 10-K under the caption, “Information about our Executive Officers.”

Item 11.    EXECUTIVE COMPENSATION

The information to be set forth under the caption “Executive Compensation” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 8, 2026, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 8, 2026, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information with respect to equity awards under our equity compensation plans as of December 26, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Plans approved by stockholders	100,876	$20.23	1,442,674
Plans not approved by stockholders	—	—	—
Total	100,876	$20.23	1,442,674

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be set forth under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 8, 2026, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be set forth under the captions “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Fees Paid to BDO USA, P.C.” and “Proposal 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be held on May 8, 2026, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

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

4.0	Description of Securities (incorporated by reference to Exhibit 4.0 to the Company's From 10-K filed on February 24, 2020).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed on July 1, 2011).

Exhibit No.	Description
4.2
Rights Agreement, dated as of March 22, 2020, between The Chefs’ Warehouse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2020).

4.3
Indenture, dated as of December 13, 2022, between The Chefs’ Warehouse, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 13, 2022).

4.4	Form of 2.375% Convertible Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 13, 2022).

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

10.8*	The Chefs’ Warehouse, Inc. Executive Change in Control Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 6, 2020).

10.9
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

10.10	Amendment No. 1, dated as of September 14, 2016, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2016).

10.11	Amendment No. 2, dated as of September 1, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2017).

Exhibit No.	Description
10.12	Amendment No. 3, dated as of December 13, 2017, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 1, 2019).

10.13	Amendment No. 4, dated as of November 16, 2018, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 19, 2018).

10.14	Amendment No. 5, dated as of November 28, 2019, to the Term Loan Facility (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed on February 24, 2020).

10.15	Amendment No. 6, dated June 8, 2020, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2020).

10.16	Amendment No. 7, dated February 24, 2021, to the Term Loan Facility (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 28, 2023).

10.17	Amendment No. 8, dated as of August 23, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on October 26, 2022).

10.18	Amendment No. 9, dated as of December 7, 2022, to the Term Loan Facility (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K filed on February 28, 2023).

10.19	Amendment No. 10, dated as of November 6, 2023, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on July 30, 2025.

10.20	Amendment No. 11, dated as of March 18, 2024, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2024).

10.21	Amendment No. 12, dated as of October 22, 2024, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2024).

10.22	Amendment No. 13, dated as of June 16, 2025, to the Term Loan Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 16, 2025).

10.23†	Amendment No. 14, dated as of January 20, 2026, to the Term Loan Facility.

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

10.25	Amendment No. 1, dated as of November 28, 2019, to the ABL Facility (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed on February 24, 2020).

10.26	Amendment No. 2, dated as of February 24, 2021, to the ABL Facility (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed on February 28, 2023).

10.27	Amendment No. 3, dated as of March 11, 2022, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 27, 2022).

Exhibit No.	Description

10.28	Amendment No. 4, dated as of August 23, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 26, 2022).

10.29	Amendment No. 5, dated as of December 7, 2022 to the ABL Facility (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed on February 28, 2023).

10.30	Amendment No. 6, dated as of July 7, 2023, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 2, 2023).

10.31	Amendment No. 7, dated as of March 12, 2025, to the ABL Facility (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 30, 2025).

10.32*	Offer Letter, dated October 17, 2017, by and between The Chefs’ Warehouse, Inc. and James Leddy (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 17, 2017).

10.33*	Offer Letter, dated February 19, 2018, by and between The Chefs’ Warehouse Inc. and Tim McCauley (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on February 20, 2018).

10.34
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

10.35
Cooperation Agreement dated March 1, 2024, among The Chefs’ Warehouse, Inc., Legion Partners Asset Management, LLC, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, and Raymond White (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2024).

10.36
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

10.38*	The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on May 26, 2022).

10.39	Amendment No. 1 to The Chefs’ Warehouse, Inc. Amended and Restated 2019 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 filed on June 16, 2025).

10.40*
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

Exhibit No.	Description
10.42*
Form of Non-Qualified Stock Option Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on July 31, 2019).

10.43*	Form of Restricted Share Award Agreement under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 6, 2020.

10.44*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2020).

10.45*	The Chefs’ Warehouse, Inc 2020 Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.46*	2021 Form of Restricted Share Unit Award Agreement - Directors (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 28, 2021).

10.47*	2021 Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021).

10.48*	The Chefs’ Warehouse, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 11, 2023).

10.49*	Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on February 27, 2024).

10.50
Form of Performance Restricted Share Unit Award Agreement – Officers and Employees under The Chefs’ Warehouse, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on February 25, 2025).

14.1	The Chefs’ Warehouse, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-Q filed on August 6, 2013).

19	The Chefs’ Warehouse, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Form 10-K filed on February 25, 2025).

21†	Subsidiaries of the Company.

23.1†	Consent of the Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	The Chefs’ Warehouse, Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 25, 2025)

Exhibit No.	Description

101.INS†	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Management Contract or Compensatory Plan or Arrangement
†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

THE CHEFS’ WAREHOUSE, INC.

February 24, 2026	/s/ Christopher Pappas
Christopher Pappas
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher Pappas	Chairman, President and	February 24, 2026
Christopher Pappas	Chief Executive Officer (Principal Executive Officer)

/s/ James Leddy	Chief Financial Officer	February 24, 2026
James Leddy	(Principal Financial Officer)

/s/ Timothy McCauley	Chief Accounting Officer	February 24, 2026
Timothy McCauley	(Principal Accounting Officer)

/s/ John Pappas	Director and Vice Chairman	February 24, 2026
John Pappas

/s/ Ivy Brown	Director	February 24, 2026
Ivy Brown

/s/ Steven F. Goldstone	Director	February 24, 2026
Steven F. Goldstone

/s/ Aylwin Lewis	Director	February 24, 2026
Aylwin Lewis

/s/ Lester Owens	Director	February 24, 2026
Lester Owens

/s/ Richard N. Peretz	Director	February 24, 2026
Richard N. Peretz

/s/ Debra Walton-Ruskin	Director	February 24, 2026
Debra Walton-Ruskin

/s/ Wendy M. Weinstein	Director	February 24, 2026
Wendy M. Weinstein