Form 10-Q
period 2026-03-27
Chefs' Warehouse, Inc.
filed 2026-04-29
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at April 24, 2026: 40,777,629

THE CHEFS’ WAREHOUSE, INC.
FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report regarding the business of The Chefs’ Warehouse, Inc. (the “Company”) that are not historical facts are “forward-looking statements” that involve risks and uncertainties and are based on current expectations and management estimates; actual results may differ materially. Words such as “anticipates”, “expects”, “predicts”, “contemplates”, “projects”, “forecasts”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “could”, “should”, “will”, “may”, “would” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks and uncertainties which could impact these statements include, but are not limited to the following: our success depends to a significant extent upon general economic conditions, including disposable income levels and changes in consumer discretionary spending; the relatively low margins of our business, which are sensitive to inflationary and deflationary pressures and intense competition; changes in our credit profile and any effect they may have on our relationships with suppliers; the effects of rising costs for and/or decreases in supply of commodities, ingredients, packaging, other raw materials, distribution and labor; price reductions by our manufacturers of products that we sell, which could cause the value of our inventory to decline or our customers to demand lower sales prices; fuel cost volatility and its impact on distribution, packaging and energy costs; our continued ability to promote our brand successfully, to anticipate and respond to new customer demands, and to develop new products and markets to compete effectively; our ability and the ability of our supply chain partners to continue to operate distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; risks associated with the expansion of our business; our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions; other factors that affect the food industry generally, including: recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that customers could lose confidence in the safety and quality of certain food products; new information or attitudes regarding diet and health or adverse opinions about the health effects of the products we distribute; dependence on independent certifications for products; changes in disposable income levels and consumer purchasing habits; competitors’ pricing practices and promotional spending levels; fluctuations in the level of our customers’ inventories and credit and other related business risks; and the risks associated with third-party suppliers, including the risk that any failure by one or more of our third-party suppliers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain products or injure our reputation; our ability to recruit and retain senior management and a highly skilled and diverse workforce; unanticipated expenses, including, without limitation, litigation or legal settlement expenses, adverse judgments, or impairment charges; the cost and adequacy of our insurance policies; the impact and effects of public health crises, pandemics and epidemics and the adverse impact thereof on our business, financial condition, and results of operations; economic and other developments, or events, including adverse weather conditions, in the culinary markets in which we operate; information technology system failures, cybersecurity incidents, or other disruptions to our use of technology and networks; our ability to realize the benefits we anticipate from investments in information technology; our ability to protect our intellectual property; significant governmental regulation and any potential failure to comply with such regulation; changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters; federal, state, provincial and local tax rules in the United States and the foreign countries in which we operate, including tax reform and legislation; climate change or the legal, regulatory or market measures being implemented to address climate change; the concentration of ownership among our existing executive officers, directors and their affiliates which may prevent new investors from influencing significant corporate decisions; risks relating to our substantial indebtedness; our ability to raise additional capital and/or obtain debt or other financing, on commercially reasonable terms or at all; our ability to meet future cash requirements, including the ability to access financial markets effectively and maintain sufficient liquidity; the effects of currency movements in the jurisdictions in which we operate as compared to the U.S. dollar; the effects of international trade disputes, tariffs, quotas and other import or export restrictions on our international procurement, sales and operations; other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, speak only as of the date made. A more detailed description of these and other risk factors is contained in the Company’s most recent Annual Report on Form 10-K filed with the SEC on February 24, 2026 and other reports, including this Quarterly Report on Form 10-Q, filed by the Company with the SEC since that date. The Company is not undertaking to update any information in the foregoing reports until the filing or effective dates of its future reports required by applicable laws.

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	March 27, 2026	December 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$122,709	$120,982
Accounts receivable, net of allowances ($29,247 in 2026, $26,965 in 2025)	377,354	392,374
Inventories	364,037	385,722
Prepaid expenses and other current assets	66,833	70,811
Total current assets	930,933	969,889
Property and equipment, net	345,416	342,019
Operating lease right-of-use assets	207,833	205,270
Goodwill	362,684	362,742
Intangible assets, net	131,644	137,310
Other assets	11,257	10,777
Total assets	$1,989,767	$2,028,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,025	$275,622
Accrued liabilities	84,135	78,458
Short-term operating lease liabilities	25,008	24,832
Accrued compensation	56,045	66,350
Current portion of long-term debt	29,528	28,197
Total current liabilities	427,741	473,459
Long-term debt, net of current portion	720,902	720,333
Operating lease liabilities	202,749	201,542
Deferred taxes, net	23,767	22,424
Other liabilities	5,977	5,940
Total liabilities	1,381,136	1,423,698
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 27, 2026 and December 26, 2025, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,743,689 and 40,679,813 shares issued and outstanding at March 27, 2026 and December 26, 2025, respectively	408	407
Additional paid-in capital	400,620	405,020
Accumulated other comprehensive loss	(2,988)	(2,763)
Retained earnings	210,591	201,645
Total stockholders’ equity	608,631	604,309
Total liabilities and stockholders’ equity	$1,989,767	$2,028,007

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Net sales	$1,059,010	$950,748
Cost of sales	801,642	724,753
Gross profit	257,368	225,995
Selling, general and administrative expenses	224,145	202,763
Other operating expenses, net	89	497
Operating income	33,134	22,735
Interest expense	10,396	10,253
Income before income taxes	22,738	12,482
Provision for income tax expense	5,371	2,194
Net income	$17,367	$10,288
Other comprehensive (loss) income:
Foreign currency translation adjustments	(225)	177
Comprehensive income	$17,142	$10,465
Net income per share:
Basic	$0.45	$0.27
Diluted	$0.40	$0.25
Weighted average common shares outstanding:
Basic	38,795,537	38,695,791
Diluted	46,079,299	46,091,441

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 26, 2025	40,679,813	$407	$405,020	$(2,763)	$201,645	$604,309
Net income	—	—	—	—	17,367	17,367
Stock compensation	—	—	4,139	—	—	4,139
Common stock retired	(156,861)	(1)	(1,581)	—	(8,421)	(10,003)
Cumulative translation adjustment	—	—	—	(225)	—	(225)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	220,737	2	(6,958)	—	—	(6,956)
Balance March 27, 2026	40,743,689	$408	$400,620	$(2,988)	$210,591	$608,631

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	$537,646
Net income	—	—	—	—	10,288	10,288
Stock compensation	—	—	4,121	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	$541,640

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Cash flows from operating activities:
Net income	$17,367	$10,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,788	12,244
Amortization of intangible assets	5,651	6,094
Provision for allowance for credit losses	5,287	2,702
Provision for deferred income taxes	1,306	205
Stock compensation	5,290	4,763
Non-cash interest and other operating activities	(273)	1,316
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,666	27,826
Inventories	21,582	(774)
Prepaid expenses and other current assets	3,619	4,115
Accounts payable, accrued liabilities and accrued compensation	(45,442)	(19,591)
Other assets and liabilities	(583)	378
Net cash provided by operating activities	38,258	49,566

Cash flows from investing activities:
Capital expenditures	(7,699)	(12,344)
Net cash used in investing activities	(7,699)	(12,344)

Cash flows from financing activities:
Payment of debt and other financing obligations	(5,750)	(750)
Payment of finance leases	(4,953)	(3,253)
Common stock repurchases	(10,003)	—
Proceeds from exercise of stock options	2,041	—
Surrender of shares to pay withholding taxes	(10,112)	(11,409)
Payments under asset-based loan facility	—	(20,000)
Net cash used in financing activities	(28,777)	(35,412)

Effect of foreign currency on cash and cash equivalents	(55)	65
Net change in cash and cash equivalents	1,727	1,875
Cash and cash equivalents-beginning of period	120,982	114,655
Cash and cash equivalents-end of period	$122,709	$116,530

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2025 filed as part of the Company’s Annual Report on Form 10-K (the “2025 Form 10-K”).

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2025 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen weeks ended March 27, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended
	March 27, 2026		March 28, 2025
Center-of-the-Plate	$420,868	39.7%	$361,492	38.0%
Specialty:
Dry Goods	166,720	15.7%	150,106	15.8%
Produce	139,277	13.2%	119,572	12.6%
Pastry	146,507	13.8%	128,538	13.5%
Cheese and Charcuterie	68,943	6.5%	65,175	6.9%
Dairy and Eggs	63,870	6.0%	76,069	8.0%
Oils and Vinegars	31,642	3.0%	31,650	3.3%
Kitchen Supplies	21,183	2.1%	18,146	1.9%
Total Specialty	$638,142	60.3%	$589,256	62.0%
Total net sales	$1,059,010	100%	$950,748	100%

The Company determines its product category classification based on how the Company currently markets its products to its customers. The Company’s definition of its principal product categories may differ from the way in which other companies present similar information. Net sales by product category may include estimates of product mix for certain locations that are not yet fully integrated into the Company’s sales reporting system as of the reporting date.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Net income per share:
Basic	$0.45	$0.27
Diluted	$0.40	$0.25
Weighted average common shares:
Basic	38,795,537	38,695,791
Diluted	46,079,299	46,091,441

Reconciliation of net income per common share:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Numerator:
Net income	$17,367	$10,288
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,192	1,212
Net income available to common shareholders	$18,559	$11,500
Denominator:
Weighted average basic common shares outstanding	38,795,537	38,695,791
Dilutive effect of unvested common shares	788,792	827,795
Dilutive effect of stock options and warrants	—	72,885
Dilutive effect of convertible notes	6,494,970	6,494,970
Weighted average diluted common shares outstanding	46,079,299	46,091,441

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	120,549	114,866

Note 4 – Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of March 27, 2026 and December 26, 2025, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

The following table presents the carrying value and fair value of the Company’s convertible notes and its unsecured note issued in connection with the acquisition of Italco Food Products (“Italco”) in fiscal 2025 (“Italco Note”). The fair value of the Company’s 2028 Convertible Senior Notes was based on bid/ask quotes as of or near the balance sheet date. The fair value of the Italco Note was determined based upon observable market prices of similar debt instruments.

		March 27, 2026		December 26, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$424,321	$287,500	$442,750
Italco Note	Level 2	$10,745	$10,816	$10,700	$10,768

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $11,633 and $10,520 at March 27, 2026 and December 26, 2025, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $190,026 and $178,931 at March 27, 2026 and December 26, 2025, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2025	$362,742
Foreign currency translation	(58)
Carrying amount as of March 27, 2026	$362,684

Other intangible assets are net of accumulated amortization of $195,276 and $189,625 as of March 27, 2026 and December 26, 2025, respectively. Amortization expense for other intangibles was $5,651 and $6,094 for the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively.

Note 8 – Debt Obligations

Debt obligations as of March 27, 2026 and December 26, 2025 consisted of the following:

	Weighted Average Effective Interest Rate at March 27, 2026	Maturity	March 27, 2026	December 26, 2025
Senior secured term loans	6.91%	August 2029	$246,250	$252,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	5.69%	August 2030	100,000	100,000
Finance leases and other financing obligations	7.15%	Various	126,179	119,451
Unamortized deferred costs			(9,499)	(10,421)
Total debt obligations			750,430	748,530
Less: current installments			(29,528)	(28,197)
Total long-term debt			$720,902	$720,333

Senior Secured Term Loan Credit Facility

In January 2026, the Company entered into an amendment (“Fourteenth Amendment”) to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. Arrangement fees of $525 and third-party transaction costs of $51 were expensed as incurred during the thirteen weeks ended March 27, 2026 and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations.

Additionally, during the thirteen weeks ended March 27, 2026, the Company made a voluntary principal prepayment totaling $5,000 towards the senior secured term loan. In connection with the prepayment, the Company wrote-off unamortized deferred financing fees of $130 during the thirteen weeks ended March 27, 2026, which were included in interest expense within the Company’s condensed consolidated statements of operations.

Asset-Based Loan Facility

As of March 27, 2026, the Company had reserved $44,356 of its ABL facility for the issuance of letters of credit and funds totaling $155,644 were available for borrowing under the ABL.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of March 27, 2026 and December 26, 2025 was:

	March 27, 2026			December 26, 2025
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(3,151)	$284,349	$287,500	$(3,438)	$284,062

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Coupon interest	$1,707	$1,707
Amortization of deferred costs and premium	286	286
Total interest	$1,993	$1,993

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirteen weeks ended March 27, 2026:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	470,866	$48.71	1,307,313	$51.22	175,786	$37.10
Granted	200,793	72.73	190,035	72.43	33,535	72.43
Vested	(171,971)	43.95	(119,145)	32.55	(86,329)	28.84
Forfeited	(13,925)	48.84	(139,866)	32.55	—	—
Unvested at March 27, 2026	485,763	$60.32	1,238,337	$58.38	122,992	$52.53

The Company granted 424,363 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $72.57 during the thirteen weeks ended March 27, 2026. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and RSUs totaling $4,139 and $4,121 during the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively. No share-based compensation expense has been capitalized.

At March 27, 2026, the total unrecognized compensation cost for unvested RSAs and RSUs was $42,319 and the weighted-average remaining period was approximately 2.1 years. Of this total, $27,097 related to awards with time-based vesting provisions and $15,222 related to awards with performance- and market-based vesting provisions. At March 27, 2026, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.9 years and 2.4 years, respectively.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100,000 limit. The remaining share purchase authorization was $57,617 at March 27, 2026. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 23.6% and 17.6% for the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively. Both periods include the impact of a discrete item related to a tax benefit from the vesting of stock awards. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in a income tax refund receivable of $27,446 as of March 27, 2026. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Net sales (1):
United States	$957,974	$851,905
International	101,036	98,843
Total net sales	$1,059,010	$950,748
Less:
Cost of sales - non-production costs (2)	787,017	706,501
Cost of sales - food processing costs (3)(4)	14,625	18,252
Cost of sales	801,642	724,753
Gross profit	$257,368	$225,995

(1)The Company’s revenue is disaggregated by geographic area based on sales office location. No country outside of the United States had revenue greater than 10% of consolidated revenue for the thirteen weeks ended March 27, 2026 and March 28, 2025.
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
(4)Food processing costs included $242 and $261 of depreciation expense for the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively.

Refer to the condensed consolidated statements of operations and comprehensive income for the reconciliation of consolidated gross profit, which is the Company’s segment measure of profit or loss, to consolidated income before income taxes.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,777	$376
Cash paid for interest, net of cash received	8,237	8,228
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,776	$9,934
Operating cash flows from finance leases	2,034	1,019
ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,829	$6,094
Finance leases	12,150	17,591

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2025 (the “2025 Form 10-K”) filed with the SEC. Unless otherwise indicated, the terms “Company”, “Chefs’ Warehouse”, “we”, “us” and “our” refer to The Chefs’ Warehouse, Inc. and its subsidiaries. All dollar amounts included in the tables in the following discussion are presented in thousands.

Business Overview

We are a premier distributor of specialty foods in the leading culinary markets in the United States, the Middle East and Canada. We offer more than 90,000 stock-keeping units (“SKUs”), ranging from high-quality specialty foods and ingredients to basic ingredients and staples and center-of-the-plate proteins, such as beef, seafood and poultry. We serve more than 55,000 core customer locations, primarily located in our 23 geographic markets across the United States, the Middle East and Canada, and the majority of our customers are independent restaurants and fine dining establishments. We also sell certain of our center-of-the-plate products directly to consumers through our Allen Brothers subsidiary.

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

Recent Acquisitions

On October 1, 2025, we entered into an asset purchase agreement to acquire substantially all of the assets of Italco Food Products (“Italco”), a premier specialty food distributor based in Denver, Colorado.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Net sales	$1,059,010	$950,748
Cost of sales	801,642	724,753
Gross profit	257,368	225,995
Selling, general and administrative expenses	224,145	202,763
Other operating expenses, net	89	497
Operating income	33,134	22,735
Interest expense	10,396	10,253
Income before income taxes	22,738	12,482
Provision for income tax expense	5,371	2,194
Net income	$17,367	$10,288

Thirteen Weeks Ended March 27, 2026 Compared to Thirteen Weeks Ended March 28, 2025

Net Sales

	2026	2025	$ Change	% Change
Net sales	$1,059,010	$950,748	$108,262	11.4%

Organic growth contributed $98.3 million, or 10.4%, to sales growth and the remaining growth of $10.0 million, or 1.0%, primarily resulting from our acquisition of Italco. Organic case count increased approximately 5.7% in our specialty category, representing an increase in net sales of $33.7 million. In addition, unique customers and placements in our specialty category increased 1.9% and 6.2%, respectively, compared to the prior year quarter. Organic pounds sold in our center-of-the-plate category increased 6.2% compared to the prior year quarter, representing a increase in net sales of $22.3 million. Estimated inflation increased sales by $9.0 million, or 1.5% in our specialty category and by $29.7 million, or 8.2% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

	2026	2025	$ Change	% Change
Gross profit	$257,368	$225,995	$31,373	13.9%
Gross profit margin	24.3%	23.8%

Gross profit dollars increased $25.7 million as a result of sales growth which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 53 basis points due to effective pricing in an inflationary food away from home environment and product cost management. Gross profit margins increased 43 basis points in the Company’s specialty category, or $2.8 million, and increased 110 basis points in the Company’s center-of-the-plate category, or $4.6 million, compared to the prior year quarter.

Selling, General and Administrative Expenses

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$224,145	$202,763	$21,382	10.5%
Percentage of net sales	21.2%	21.3%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits to support sales growth, higher depreciation expense driven by facility and fleet investments and higher self-insurance expense. Our ratio of selling, general and administrative expenses to net sales decreased 10 basis points due to improved fixed cost leverage.

Other Operating Expenses, Net

	2026	2025	$ Change	% Change
Other operating expenses, net	$89	$497	$(408)	(82.1)%
Other operating expenses, net decreased by $0.4 million primarily due to lower third-party deal costs.

Interest Expense

	2026	2025	$ Change	% Change
Interest expense	$10,396	$10,253	$143	1.4%

Interest expense was relatively unchanged compared to the prior year quarter.

Provision for Income Tax Expense

	2026	2025	$ Change	% Change
Provision for income tax expense	$5,371	$2,194	$3,177	144.8%
Effective tax rate	23.6%	17.6%

The Company’s effective tax rate was 23.6% and 17.6% for the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively. The effective tax rate for the thirteen weeks ended March 27, 2026 reflects a smaller discrete item impact related to first quarter tax benefits from the vesting of stock awards. Exclusive of the first quarter discrete items, the effective tax rate was 30% and 28% for the thirteen weeks ended March 27, 2026 and March 28, 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating and finance leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	March 27, 2026	December 26, 2025
Senior secured term loan	$246,250	$252,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	100,000	100,000
Finance leases and other financing obligations	126,179	119,451

Financing Transactions

In January 2026, we entered into an amendment to our senior secured term loan agreement, which reduced the interest rate spread by 50 basis points on our senior secured term loan facility. Additionally, during the thirteen weeks ended March 27, 2026, we made a voluntary principal prepayment of $5.0 million towards the senior secured term loan.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100.0 million limit. During the thirteen weeks ended March 27, 2026, we repurchased 156,861 shares of our common stock at an average purchase price of $63.75 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $57.6 million at March 27, 2026. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity:

	March 27, 2026	December 26, 2025
Cash and cash equivalents	$122,709	$120,982
Working capital(1), excluding cash and cash equivalents	380,483	375,448
Availability under asset-based loan facility	155,644	159,516
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2026 will be approximately $45.0 million to $55.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows:

	Thirteen Weeks Ended
	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$38,258	$49,566
Net cash used in investing activities	(7,699)	(12,344)
Net cash used in financing activities	(28,777)	(35,412)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $38.3 million for the thirteen weeks ended March 27, 2026 compared to $49.6 million for the thirteen weeks ended March 28, 2025. The decrease in cash provided by operating activities was primarily due to timing inventory purchases and supplier payments, partially offset by sales growth.

Net cash used in investing activities was $7.7 million for the thirteen weeks ended March 27, 2026, driven by capital expenditures.

Net cash used in financing activities was $28.8 million for the thirteen weeks ended March 27, 2026 driven by $10.1 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $10.0 million used to repurchase our common stock, $5.8 million of payments of term loan debt and $5.0 million of finance lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of March 27, 2026, we had aggregate indebtedness outstanding of $346.3 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.4 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 27, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 26, 2025. In addition to the information contained herein, you should consider the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
December 27, 2025 to January 23, 2026	—	$—	—	$67,617
January 24, 2026 to February 20, 2026	—	—	—	67,617
February 21, 2026 to March 27, 2026	299,100	67.24	156,861	57,617
Total	299,100	$67.24	156,861	$57,617

(1)Represents shares of our common stock withheld during the thirteen weeks ended March 27, 2026 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, and shares purchased as part of a publicly announced program included in column 3.
(2)In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100.0 million limit.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 14, dated as of January 20, 2026, to the Term Loan Facility (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed on February 24, 2026).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2026.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: April 29, 2026	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2026	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)