Form 10-Q
period 2026-06-26
Chefs' Warehouse, Inc.
filed 2026-07-29
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at July 24, 2026: 40,796,083

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	June 26, 2026	December 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$135,466	$120,982
Accounts receivable, net of allowances ($27,112 in 2026, $26,965 in 2025)	395,875	392,374
Inventories	379,836	385,722
Prepaid expenses and other current assets	64,592	70,811
Total current assets	975,769	969,889
Property and equipment, net	348,850	342,019
Operating lease right-of-use assets	200,980	205,270
Goodwill	363,391	362,742
Intangible assets, net	126,098	137,310
Other assets	11,084	10,777
Total assets	$2,026,172	$2,028,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,124	$275,622
Accrued liabilities	91,061	78,458
Short-term operating lease liabilities	24,269	24,832
Accrued compensation	61,883	66,350
Current portion of long-term debt	30,958	28,197
Total current liabilities	454,295	473,459
Long-term debt, net of current portion	693,723	720,333
Operating lease liabilities	197,658	201,542
Deferred taxes, net	27,654	22,424
Other liabilities	4,607	5,940
Total liabilities	1,377,937	1,423,698
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 26, 2026 and December 26, 2025, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,783,752 and 40,679,813 shares issued and outstanding at June 26, 2026 and December 26, 2025, respectively	408	407
Additional paid-in capital	406,885	405,020
Accumulated other comprehensive loss	(3,416)	(2,763)
Retained earnings	244,358	201,645
Total stockholders’ equity	648,235	604,309
Total liabilities and stockholders’ equity	$2,026,172	$2,028,007

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$1,168,613	$1,034,906	$2,227,623	$1,985,654
Cost of sales	875,726	780,567	1,677,368	1,505,320
Gross profit	292,887	254,339	550,255	480,334
Selling, general and administrative expenses	234,177	213,750	458,322	416,513
Other operating expenses, net	81	373	170	870
Operating income	58,629	40,216	91,763	62,951
Interest expense	9,411	10,715	19,807	20,968
Income before income taxes	49,218	29,501	71,956	41,983
Provision for income tax expense	15,451	8,260	20,822	10,454
Net income	$33,767	$21,241	$51,134	$31,529
Other comprehensive (loss) income:
Foreign currency translation adjustments	(428)	842	(653)	1,019
Comprehensive income	$33,339	$22,083	$50,481	$32,548
Net income per share:
Basic	$0.87	$0.55	$1.32	$0.81
Diluted	$0.76	$0.49	$1.16	$0.74
Weighted average common shares outstanding:
Basic	38,930,511	38,883,019	38,871,337	38,788,843
Diluted	46,049,607	46,031,127	46,041,507	46,055,696

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 26, 2025	40,679,813	$407	$405,020	$(2,763)	$201,645	$604,309
Net income	—	—	—	—	17,367	17,367
Stock compensation	—	—	4,139	—	—	4,139
Common stock retired	(156,861)	(1)	(1,581)	—	(8,421)	(10,003)
Cumulative translation adjustment	—	—	—	(225)	—	(225)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	220,737	2	(6,958)	—	—	(6,956)
Balance March 27, 2026	40,743,689	$408	$400,620	$(2,988)	$210,591	$608,631
Net income	—	—	—	—	33,767	33,767
Stock compensation	—	—	6,304	—	—	6,304
Cumulative translation adjustment	—	—	—	(428)	—	(428)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	40,063	—	(39)	—	—	(39)
Balance June 26, 2026	40,783,752	$408	$406,885	$(3,416)	$244,358	$648,235

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	$537,646
Net income	—	—	—	—	10,288	10,288
Stock compensation	—	—	4,121	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	$541,640
Net income	—	—	—	—	21,241	21,241
Stock compensation	—	—	4,223	—	—	4,223
Common stock retired	(159,982)	(1)	(1,554)	—	(8,448)	(10,003)
Warrants exercised	3,860	—	—	—	—	—
Cumulative translation adjustment	—	—	—	842	—	842
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	219,526	2	(227)	—	—	(225)
Balance June 27, 2025	40,737,795	$407	$395,078	$(2,788)	$165,021	$557,718

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025
Cash flows from operating activities:
Net income	$51,134	$31,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	30,160	25,332
Amortization of intangible assets	11,171	12,103
Provision for allowance for credit losses	8,065	6,603
Provision for deferred income taxes	5,174	1,111
Stock compensation	12,826	9,629
Non-cash interest and other operating activities	1,595	3,552
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,812)	9,279
Inventories	5,416	(51,410)
Prepaid expenses and other current assets	4,139	2,000
Accounts payable, accrued liabilities and accrued compensation	(19,313)	14,685
Other assets and liabilities	(1,904)	(344)
Net cash provided by operating activities	96,651	64,069

Cash flows from investing activities:
Capital expenditures	(16,927)	(22,325)
Cash paid for acquisitions, net of cash acquired	(283)	—
Net cash used in investing activities	(17,210)	(22,325)

Cash flows from financing activities:
Payment of debt and other financing obligations	(6,500)	(11,500)
Payment of finance leases	(10,242)	(6,506)
Common stock repurchases	(10,003)	(10,003)
Proceeds from exercise of stock options	2,041	—
Surrender of shares to pay withholding taxes	(10,164)	(11,636)
Payments under asset-based loan facility	(30,000)	(20,000)
Net cash used in financing activities	(64,868)	(59,645)

Effect of foreign currency on cash and cash equivalents	(89)	112
Net change in cash and cash equivalents	14,484	(17,789)
Cash and cash equivalents-beginning of period	120,982	114,655
Cash and cash equivalents-end of period	$135,466	$96,866

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2025 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and twenty-six weeks ended June 26, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Center-of-the-Plate	$457,612	39.2%	$394,327	38.1%	$878,480	39.4%	$755,819	38.1%
Specialty:
Dry Goods	185,824	15.9%	167,680	16.2%	352,544	15.8%	317,786	16.0%
Produce	166,201	14.2%	124,032	12.0%	305,478	13.7%	243,604	12.3%
Pastry	149,368	12.8%	139,268	13.5%	295,875	13.3%	267,806	13.5%
Cheese and Charcuterie	79,392	6.8%	75,990	7.3%	148,335	6.7%	141,165	7.1%
Dairy and Eggs	68,561	5.9%	77,953	7.5%	132,431	5.9%	154,022	7.8%
Oils and Vinegars	36,763	3.1%	35,713	3.5%	68,405	3.1%	67,363	3.4%
Kitchen Supplies	24,892	2.1%	19,943	1.9%	46,075	2.1%	38,089	1.8%
Total Specialty	$711,001	60.8%	$640,579	61.9%	$1,349,143	60.6%	$1,229,835	61.9%
Total net sales	$1,168,613	100%	$1,034,906	100%	$2,227,623	100%	$1,985,654	100%

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net income per share:
Basic	$0.87	$0.55	$1.32	$0.81
Diluted	$0.76	$0.49	$1.16	$0.74
Weighted average common shares:
Basic	38,930,511	38,883,019	38,871,337	38,788,843
Diluted	46,049,607	46,031,127	46,041,507	46,055,696

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income	$33,767	$21,241	$51,134	$31,529
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,175	1,226	2,349	2,451
Net income available to common shareholders	$34,942	$22,467	$53,483	$33,980
Denominator:
Weighted average basic common shares outstanding	38,930,511	38,883,019	38,871,337	38,788,843
Dilutive effect of unvested common shares	624,126	581,013	675,200	700,950
Dilutive effect of stock options and warrants	—	72,125	—	70,933
Dilutive effect of convertible notes	6,494,970	6,494,970	6,494,970	6,494,970
Weighted average diluted common shares outstanding	46,049,607	46,031,127	46,041,507	46,055,696

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	8,798	215,454	226,242	259,505

Note 4 – Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of June 26, 2026 and December 26, 2025, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		June 26, 2026		December 26, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$640,985	$287,500	$442,750
Italco Note	Level 2	$10,790	$11,081	$10,700	$10,768

Note 5 – Inventories

Inventories consist primarily of finished product and are reflected net of adjustments for shrinkage, excess and obsolescence to approximate their net realizable value totaling $12,318 and $10,520 at June 26, 2026 and December 26, 2025, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $201,614 and $178,931 at June 26, 2026 and December 26, 2025, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2025	$362,742
Goodwill adjustment (1)	815
Foreign currency translation	(166)
Carrying amount as of June 26, 2026	$363,391
(1) Reflects net working capital and measurement period adjustments related to a prior year acquisition.

Other intangible assets are net of accumulated amortization of $200,796 and $189,625 as of June 26, 2026 and December 26, 2025, respectively. Amortization expense for other intangible assets was $5,520 and $6,009 for the thirteen weeks ended June 26, 2026 and June 27, 2025, respectively, and $11,171 and $12,103 for the twenty-six weeks ended June 26, 2026 and June 27, 2025, respectively.

Note 8 – Debt Obligations

Debt obligations as of June 26, 2026 and December 26, 2025 consisted of the following:

	Weighted Average Effective Interest Rate at June 26, 2026	Maturity	June 26, 2026	December 26, 2025
Senior secured term loans	6.86%	August 2029	$245,500	$252,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	5.94%	August 2030	70,000	100,000
Finance leases and other financing obligations	7.11%	Various	130,394	119,451
Unamortized deferred costs			(8,713)	(10,421)
Total debt obligations			724,681	748,530
Less: current installments			(30,958)	(28,197)
Total long-term debt			$693,723	$720,333

Senior Secured Term Loan Credit Facility

In January 2026 and June 2025, the Company entered into amendments to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. Arrangement fees and third-party transaction costs were expensed as incurred and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations. Additionally, during the twenty-six weeks ended June 26, 2026 and June 27, 2025, the Company made voluntary principal prepayments totaling $5,000 and $5,000, respectively, towards the senior secured term loan. In connection with the prepayments, the Company wrote off unamortized deferred financing fees, which were included in interest expense within the Company’s condensed consolidated statements of operations.

The Company recorded the following expenses in its condensed consolidated statements of operations as a result of these debt amendments and prepayments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Loss on debt extinguishment related to prepayment included in interest expense	$—	$150	$130	$150
Arrangement fees included in interest expense	—	525	525	525
Third-party transaction costs included in other operating expense	—	49	51	49

Asset-Based Loan Facility

As of June 26, 2026, the Company had reserved $44,356 of its asset-based loan facility (“the ABL”) for the issuance of letters of credit and funds totaling $185,644 were available for borrowing under the ABL.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of June 26, 2026 and December 26, 2025 was:

	June 26, 2026			December 26, 2025
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(2,865)	$284,635	$287,500	$(3,438)	$284,062

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Coupon interest	$1,707	$1,707	$3,414	$3,414
Amortization of deferred costs and premium	287	287	573	573
Total interest	$1,994	$1,994	$3,987	$3,987

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the twenty-six weeks ended June 26, 2026:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	470,866	$48.71	1,307,313	$51.22	175,786	$37.10
Granted	215,705	73.01	190,035	72.43	33,535	72.43
Vested	(186,759)	45.00	(119,145)	32.55	(86,329)	28.84
Forfeited	(22,059)	54.91	(139,866)	32.55	—	—
Unvested at June 26, 2026	477,753	$60.85	1,238,337	$58.38	122,992	$52.53

The Company granted 439,275 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $72.71 during the twenty-six weeks ended June 26, 2026. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and RSUs totaling $6,304 and $4,223 during the thirteen weeks ended June 26, 2026 and June 27, 2025, respectively, and $10,443 and $8,344 during the twenty-six weeks ended June 26, 2026 and June 27, 2025, respectively. No share-based compensation expense has been capitalized.

At June 26, 2026, the total unrecognized compensation cost for unvested RSAs and RSUs was $40,196 and the weighted-average remaining period was approximately 1.9 years. Of this total, $24,959 related to awards with time-based vesting provisions and $15,237 related to awards with performance- and market-based vesting provisions. At June 26, 2026, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.8 years and 2.0 years, respectively.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100,000 limit. The remaining share purchase authorization was $57,617 at June 26, 2026. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 31.4% and 28.0% for the thirteen weeks ended June 26, 2026 and June 27, 2025, respectively, and 28.9% and 24.9% for the twenty-six weeks ended June 26, 2026 and June 27, 2025, respectively. Both periods include the impact of a discrete item related to a tax benefit from the vesting of stock awards. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in an income tax refund receivable of $27,670 as of June 26, 2026. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales (1):
United States	$1,083,805	$941,515	$2,041,779	$1,793,420
International	84,808	93,391	185,844	192,234
Total net sales	$1,168,613	$1,034,906	$2,227,623	$1,985,654
Less:
Cost of sales - non-production costs (2)	860,272	764,030	1,647,289	1,470,531
Cost of sales - food processing costs (3)(4)	15,454	16,537	30,079	34,789
Cost of sales	875,726	780,567	1,677,368	1,505,320
Gross profit	$292,887	$254,339	$550,255	$480,334

(1)The Company’s revenue is disaggregated by geographic area based on sales office location. No country outside of the United States had revenue greater than 10% of consolidated revenue for the thirteen and twenty-six weeks ended June 26, 2026 and June 27, 2025.
(2)Non-production costs represent the net purchase price paid for products sold, plus the cost of transportation necessary to bring the product to the Company’s distribution facilities. Non-production costs include purchase incentives and product purchase credits from certain vendors.
(3)Food processing costs include, but are not limited to, direct labor and benefits, applicable overhead and depreciation of equipment and facilities used in food processing activities.
(4)Food processing costs included $236 and $257 of depreciation expense for the thirteen weeks ended June 26, 2026 and June 27, 2025, respectively, $478 and $518 for the twenty-six weeks ended June 26, 2026 and June 27, 2025, respectively.

Refer to the condensed consolidated statements of operations and comprehensive income for the reconciliation of consolidated gross profit, which is the Company’s segment measure of profit or loss, to consolidated income before income taxes.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$16,985	$14,154
Cash paid for interest, net of cash received	18,503	20,560
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,267	$19,381
Operating cash flows from finance leases	4,170	2,360
ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,829	$21,872
Finance leases	22,590	39,548

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

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$1,168,613	$1,034,906	$2,227,623	$1,985,654
Cost of sales	875,726	780,567	1,677,368	1,505,320
Gross profit	292,887	254,339	550,255	480,334
Selling, general and administrative expenses	234,177	213,750	458,322	416,513
Other operating expenses, net	81	373	170	870
Operating income	58,629	40,216	91,763	62,951
Interest expense	9,411	10,715	19,807	20,968
Income before income taxes	49,218	29,501	71,956	41,983
Provision for income tax expense	15,451	8,260	20,822	10,454
Net income	$33,767	$21,241	$51,134	$31,529

Thirteen Weeks Ended June 26, 2026 Compared to Thirteen Weeks Ended June 27, 2025

Net Sales

	2026	2025	$ Change	% Change
Net sales	$1,168,613	$1,034,906	$133,707	12.9%

Organic growth contributed $126.1 million, or 12.2%, to sales growth and the remaining growth of $7.6 million, or 0.7%, primarily resulted from our acquisition of Italco. Organic case count increased approximately 6.0% in our specialty category, representing an increase in net sales of $38.7 million. In addition, unique customers and placements in our specialty category increased 3.6% and 7.2%, respectively, compared to the prior year quarter. Organic pounds sold in our center-of-the-plate category increased 8.8% compared to the prior year quarter, representing an increase in net sales of $34.8 million. Estimated inflation increased sales by $25.7 million, or 4.0% in our specialty category and by $25.2 million, or 6.4% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

	2026	2025	$ Change	% Change
Gross profit	$292,887	$254,339	$38,548	15.2%
Gross profit margin	25.1%	24.6%

Gross profit dollars increased $32.9 million as a result of sales growth, which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 49 basis points due to effective pricing in an inflationary “food away from home” environment and product cost management. Gross profit margins increased 47 basis points in the Company’s specialty category, or $3.4 million, and increased 75 basis points in the Company’s center-of-the-plate category, or $3.4 million, compared to the prior year quarter.

Selling, General and Administrative Expenses

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$234,177	$213,750	$20,427	9.6%
Percentage of net sales	20.0%	20.7%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities and distribution to support sales growth and higher depreciation expense driven by facility and fleet investments. Our ratio of selling, general and administrative expenses to net sales decreased 70 basis points due to improved fixed cost leverage.

Other Operating Expenses, Net

	2026	2025	$ Change	% Change
Other operating expenses, net	$81	$373	$(292)	(78.3)%
Other operating expenses, net decreased by $0.3 million primarily due to lower asset disposal losses during the thirteen weeks ended June 26, 2026 compared to the prior year quarter.

Interest Expense

	2026	2025	$ Change	% Change
Interest expense	$9,411	$10,715	$(1,304)	(12.2)%

Interest expense decreased primarily due to lower fees and losses associated with debt transactions, as well as lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Provision for Income Tax Expense

	2026	2025	$ Change	% Change
Provision for income tax expense	$15,451	$8,260	$7,191	87.1%
Effective tax rate	31.4%	28.0%

The Company’s effective tax rate was 31.4% and 28.0% for the thirteen weeks ended June 26, 2026 and June 27, 2025, respectively. The increase in the effective tax rate for the thirteen weeks ended June 26, 2026 resulted from increased permanent tax differences related to compensation expense.

Twenty-Six Weeks Ended June 26, 2026 Compared to Twenty-Six Weeks Ended June 27, 2025

Net Sales

	2026	2025	$ Change	% Change
Net sales	$2,227,623	$1,985,654	$241,969	12.2%

Organic growth contributed $224.4 million, or 11.3%, to sales growth and the remaining growth of $17.6 million, or 0.9%, primarily resulted from our acquisition of Italco. Organic case count increased approximately 6.0% in our specialty category, representing an increase in net sales of $72.3 million. In addition, unique customers and placements in our specialty category increased 2.8% and 6.7%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 7.6% compared to the prior year period, representing an increase in net sales of $56.9 million. Estimated inflation increased sales by $34.7 million, or 2.8%, in our specialty category and by $55.0 million, or 7.3%, in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2026	2025	$ Change	% Change
Gross profit	$550,255	$480,334	$69,921	14.6%
Gross profit margin	24.7%	24.2%

Gross profit dollars increased $58.5 million as a result of sales growth, which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 51 basis points due to effective pricing in an inflationary “food away from home” environment and product cost management. Gross profit margins increased 46 basis points in the Company’s specialty category, or $6.2 million, and increased 92 basis points in the Company’s center-of-the-plate category, or $8.1 million, compared to the prior year period.

Selling, General and Administrative Expenses

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$458,322	$416,513	$41,809	10.0%
Percentage of net sales	20.6%	21.0%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities and distribution to support sales growth, and higher depreciation expense driven by facility and fleet investments. Our ratio of selling, general and administrative expenses to net sales decreased 40 basis points due to sales growth combined with certain benefits derived from our investments in our facility and distribution operations.

Other Operating Expenses, Net

	2026	2025	$ Change	% Change
Other operating expenses, net	$170	$870	$(700)	(80.5)%

The decrease in other operating expense, net was primarily due to lower third-party deal costs and asset disposal losses during the twenty-six weeks ended June 26, 2026 compared to the prior year period.

Interest Expense

	2026	2025	$ Change	% Change
Interest expense	$19,807	$20,968	$(1,161)	(5.5)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Provision for Income Taxes

	2026	2025	$ Change	% Change
Provision for income tax expense	$20,822	$10,454	$10,368	99.2%
Effective tax rate	28.9%	24.9%

The Company’s effective tax rate was 28.9% and 24.9% for the twenty-six weeks ended June 26, 2026 and June 27, 2025, respectively. The increase in the effective tax rate for the twenty-six weeks ended June 26, 2026 resulted from increased permanent tax differences related to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating and finance leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	June 26, 2026	December 26, 2025
Senior secured term loan	$245,500	$252,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	70,000	100,000
Finance leases and other financing obligations	130,394	119,451

Financing Transactions

In January 2026, we entered into an amendment to our senior secured term loan agreement, which reduced the interest rate spread by 50 basis points on our senior secured term loan facility.

In November 2023, we announced a two-year share repurchase program in an amount up to $100.0 million. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100.0 million limit. During the twenty-six weeks ended June 26, 2026, we repurchased 156,861 shares of our common stock at an average purchase price of $63.75 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $57.6 million at June 26, 2026. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Liquidity

The following table presents selected financial information on liquidity:

	June 26, 2026	December 26, 2025
Cash and cash equivalents	$135,466	$120,982
Working capital(1), excluding cash and cash equivalents	386,008	375,448
Availability under asset-based loan facility	185,644	159,516
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

Cash Flows

The following table presents selected financial information on cash flows:

	Twenty-Six Weeks Ended
	June 26, 2026	June 27, 2025
Net cash provided by operating activities	$96,651	$64,069
Net cash used in investing activities	(17,210)	(22,325)
Net cash used in financing activities	(64,868)	(59,645)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $96.7 million for the twenty-six weeks ended June 26, 2026 compared to $64.1 million for the twenty-six weeks ended June 27, 2025. The increase in cash provided by operating activities was primarily due to sales growth and a strategic pull-forward of inventory purchases in the prior year period.

Net cash used in investing activities was $17.2 million for the twenty-six weeks ended June 26, 2026, primarily driven by capital expenditures.

Net cash used in financing activities was $64.9 million for the twenty-six weeks ended June 26, 2026 driven by $30.0 million of payments under our asset-based loan facility, $10.2 million of finance lease payments, $10.2 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $10.0 million used to repurchase our common stock and $6.5 million of payments of term loan debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of June 26, 2026, we had aggregate indebtedness outstanding of $315.5 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.2 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 26, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
March 28, 2026 to April 24, 2026	—	$—	—	$57,617
April 25, 2026 to May 22, 2026	542	80.90	—	57,617
May 23, 2026 to June 26, 2026	40	90.75	—	57,617
Total	582	$81.57	—	$57,617

(1)Represents shares of our common stock withheld during the thirteen weeks ended June 26, 2026 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, and shares purchased as part of a publicly announced program included in column 3.
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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter covered by this report, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2026.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: July 29, 2026	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2026	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)