Form 10-Q
period 2026-09-25
Chefs' Warehouse, Inc.
filed 2026-10-28
CIK 1517175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock, par value $.01 per share, outstanding at October 23, 2026: 43,462,895

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Amounts in thousands, except share data)

	September 25, 2026	December 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$164,725	$120,982
Accounts receivable, net of allowances ($28,112 in 2026, $26,965 in 2025)	398,827	392,374
Inventories	404,474	385,722
Prepaid expenses and other current assets	73,961	70,811
Total current assets	1,041,987	969,889
Property and equipment, net	353,047	342,019
Operating lease right-of-use assets	196,013	205,270
Goodwill	363,407	362,742
Intangible assets, net	120,649	137,310
Other assets	8,116	10,777
Total assets	$2,083,219	$2,028,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,871	$275,622
Accrued liabilities	87,823	78,458
Short-term operating lease liabilities	24,188	24,832
Accrued compensation	73,114	66,350
Current portion of long-term debt	32,105	28,197
Total current liabilities	471,101	473,459
Long-term debt, net of current portion	696,769	720,333
Operating lease liabilities	192,713	201,542
Deferred taxes, net	30,847	22,424
Other liabilities	5,231	5,940
Total liabilities	1,396,661	1,423,698
Commitments and contingencies
Stockholders’ equity:
Preferred Stock - $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 25, 2026 and December 26, 2025, respectively	—	—
Common Stock - $0.01 par value, 100,000,000 shares authorized, 40,791,839 and 40,679,813 shares issued and outstanding at September 25, 2026 and December 26, 2025, respectively	408	407
Additional paid-in capital	415,516	405,020
Accumulated other comprehensive loss	(3,341)	(2,763)
Retained earnings	273,975	201,645
Total stockholders’ equity	686,558	604,309
Total liabilities and stockholders’ equity	$2,083,219	$2,028,007

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$1,135,379	$1,021,319	$3,363,002	$3,006,973
Cost of sales	851,044	774,128	2,528,412	2,279,448
Gross profit	284,335	247,191	834,590	727,525
Selling, general and administrative expenses	233,407	208,125	691,729	624,638
Other operating (income) expenses, net	(558)	130	(388)	1,000
Operating income	51,486	38,936	143,249	101,887
Interest expense	8,999	10,535	28,806	31,503
Income before income taxes	42,487	28,401	114,443	70,384
Income tax expense	12,870	9,253	33,692	19,707
Net income	$29,617	$19,148	$80,751	$50,677
Other comprehensive (loss) income:
Foreign currency translation adjustments	75	(353)	(578)	666
Comprehensive income	$29,692	$18,795	$80,173	$51,343
Net income per share:
Basic	$0.76	$0.50	$2.08	$1.31
Diluted	$0.67	$0.44	$1.83	$1.18
Weighted average common shares outstanding:
Basic	38,814,944	38,575,691	38,852,135	38,717,363
Diluted	46,162,210	45,799,937	46,119,501	45,957,082

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 26, 2025	40,679,813	$407	$405,020	$(2,763)	$201,645	$604,309
Net income	—	—	—	—	17,367	17,367
Stock compensation	—	—	4,139	—	—	4,139
Common stock retired	(156,861)	(1)	(1,581)	—	(8,421)	(10,003)
Cumulative translation adjustment	—	—	—	(225)	—	(225)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	220,737	2	(6,958)	—	—	(6,956)
Balance March 27, 2026	40,743,689	$408	$400,620	$(2,988)	$210,591	$608,631
Net income	—	—	—	—	33,767	33,767
Stock compensation	—	—	6,304	—	—	6,304
Cumulative translation adjustment	—	—	—	(428)	—	(428)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	40,063	—	(39)	—	—	(39)
Balance June 26, 2026	40,783,752	$408	$406,885	$(3,416)	$244,358	$648,235
Net income	—	—	—	—	29,617	29,617
Stock compensation	—	—	7,769	—	—	7,769
Cumulative translation adjustment	—	—	—	75	—	75
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	8,087	—	862	—	—	862
Balance September 25, 2026	40,791,839	$408	$415,516	$(3,341)	$273,975	$686,558

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance December 27, 2024	40,248,884	$402	$399,111	$(3,807)	$141,940	$537,646
Net income	—	—	—	—	10,288	10,288
Stock compensation	—	—	4,121	—	—	4,121
Warrants exercised	9,479	—	—	—	—	—
Cumulative translation adjustment	—	—	—	177	—	177
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	416,028	4	(10,596)	—	—	(10,592)
Balance March 28, 2025	40,674,391	$406	$392,636	$(3,630)	$152,228	$541,640
Net income	—	—	—	—	21,241	21,241
Stock compensation	—	—	4,223	—	—	4,223
Common stock retired	(159,982)	(1)	(1,554)	—	(8,448)	(10,003)
Warrants exercised	3,860	—	—	—	—	—
Cumulative translation adjustment	—	—	—	842	—	842
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	219,526	2	(227)	—	—	(225)
Balance June 27, 2025	40,737,795	$407	$395,078	$(2,788)	$165,021	$557,718
Net income	—	—	—	—	19,148	19,148
Stock compensation	—	—	4,345	—	—	4,345
Common stock retired	(81,216)	(1)	(792)	—	(4,208)	(5,001)
Cumulative translation adjustment	—	—	—	(353)	—	(353)
Common stock issued under stock plans, net of shares surrendered to pay tax withholding	18,165	1	780	—	—	781
Balance September 26, 2025	40,674,744	$407	$399,411	$(3,141)	$179,961	$576,638

See accompanying notes to the condensed consolidated financial statements.

THE CHEFS’ WAREHOUSE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025
Cash flows from operating activities:
Net income	$80,751	$50,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	45,883	39,045
Amortization of intangible assets	16,624	18,187
Provision for allowance for credit losses	10,013	9,610
Provision for deferred income taxes	8,366	4,914
Stock compensation	22,123	14,551
Non-cash interest and other operating activities	1,562	5,345
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,723)	11,327
Inventories	(19,154)	(70,137)
Prepaid expenses and other current assets	(5,230)	(1,085)
Accounts payable, accrued liabilities and accrued compensation	(4,001)	(26,825)
Other assets and liabilities	(76)	(257)
Net cash provided by operating activities	141,138	55,352

Cash flows from investing activities:
Capital expenditures	(25,413)	(33,340)
Cash paid for acquisitions, net of cash acquired	(283)	—
Net cash used in investing activities	(25,696)	(33,340)

Cash flows from financing activities:
Payment of debt and other financing obligations	(7,250)	(12,250)
Payment of finance leases	(15,935)	(11,843)
Common stock repurchases	(10,003)	(15,005)
Payment of deferred financing fees	—	(658)
Proceeds from exercise of stock options	2,041	—
Surrender of shares to pay withholding taxes	(10,455)	(11,833)
Payments under asset-based loan facility	(30,000)	(20,000)
Net cash used in financing activities	(71,602)	(71,589)

Effect of foreign currency on cash and cash equivalents	(97)	(17)
Net change in cash and cash equivalents	43,743	(49,594)
Cash and cash equivalents-beginning of period	120,982	114,655
Cash and cash equivalents-end of period	$164,725	$65,061

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

The unaudited condensed consolidated financial statements appearing in this Form 10-Q have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2025 Form 10-K, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the thirteen and thirty-nine weeks ended September 25, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

The following table presents the Company’s net sales disaggregated by principal product category:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25, 2026		September 26, 2025		September 25, 2026		September 26, 2025
Center-of-the-Plate	$447,136	39.4%	$393,903	38.6%	$1,325,616	39.4%	$1,149,722	38.2%
Specialty:
Dry Goods	181,996	16.0%	163,262	16.0%	534,540	15.9%	481,048	16.0%
Produce	151,863	13.4%	125,097	12.2%	457,341	13.6%	368,701	12.3%
Pastry	144,921	12.8%	134,031	13.1%	440,796	13.1%	401,837	13.4%
Cheese and Charcuterie	78,620	6.9%	76,167	7.5%	226,955	6.7%	217,332	7.2%
Dairy and Eggs	67,826	6.0%	73,629	7.2%	200,257	6.0%	227,651	7.6%
Oils and Vinegars	36,658	3.2%	35,789	3.5%	105,063	3.1%	103,152	3.4%
Kitchen Supplies	26,359	2.3%	19,441	1.9%	72,434	2.2%	57,530	1.9%
Total Specialty	$688,243	60.6%	$627,416	61.4%	$2,037,386	60.6%	$1,857,251	61.8%
Total net sales	$1,135,379	100%	$1,021,319	100%	$3,363,002	100%	$3,006,973	100%

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

The following table sets forth the computation of basic and diluted net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net income per share:
Basic	$0.76	$0.50	$2.08	$1.31
Diluted	$0.67	$0.44	$1.83	$1.18
Weighted average common shares:
Basic	38,814,944	38,575,691	38,852,135	38,717,363
Diluted	46,162,210	45,799,937	46,119,501	45,957,082

Reconciliation of net income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Numerator:
Net income	$29,617	$19,148	$80,751	$50,677
Add effect of dilutive securities
Interest on convertible notes, net of tax	1,175	1,226	3,524	3,677
Net income available to common shareholders	$30,792	$20,374	$84,275	$54,354
Denominator:
Weighted average basic common shares outstanding	38,814,944	38,575,691	38,852,135	38,717,363
Dilutive effect of unvested common shares	852,296	654,426	772,396	672,394
Dilutive effect of stock options	—	74,850	—	72,355
Dilutive effect of convertible notes	6,494,970	6,494,970	6,494,970	6,494,970
Weighted average diluted common shares outstanding	46,162,210	45,799,937	46,119,501	45,957,082

Potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Restricted share awards (“RSAs”) and restricted stock units (“RSUs”)	871	3,882	221,215	222,642

Note 4 – Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value due to their immediate to short-term nature. The fair values of the asset-based loan facility and term loan approximated their book values as of September 25, 2026 and December 26, 2025, as these instruments had variable interest rates that reflected current market rates available to the Company and are classified as Level 2 fair value measurements.

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

		September 25, 2026		December 26, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Senior Notes	Level 2	$287,500	$725,938	$287,500	$442,750
Italco Note	Level 2	$10,835	$11,231	$10,700	$10,768

Note 5 – Inventories

Inventories consist primarily of finished product and are stated at net realizable value, and are reflected net of adjustments for shrinkage, excess and obsolescence totaling $13,150 and $10,520 at September 25, 2026 and December 26, 2025, respectively.

Note 6 – Property and Equipment

Property and equipment is net of accumulated depreciation and amortization of $215,386 and $178,931 at September 25, 2026 and December 26, 2025, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are presented as follows:

Carrying amount as of December 26, 2025	$362,742
Goodwill adjustment (1)	815
Foreign currency translation	(150)
Carrying amount as of September 25, 2026	$363,407
(1) Reflects net working capital and measurement period adjustments related to a prior year acquisition.

Other intangible assets are net of accumulated amortization of $206,249 and $189,625 as of September 25, 2026 and December 26, 2025, respectively. Amortization expense for other intangible assets was $5,453 and $6,084 for the thirteen weeks ended September 25, 2026 and September 26, 2025, respectively, and $16,624 and $18,187 for the thirty-nine weeks ended September 25, 2026 and September 26, 2025, respectively.

Note 8 – Debt Obligations

Debt obligations as of September 25, 2026 and December 26, 2025 consisted of the following:

	Weighted Average Effective Interest Rate at September 25, 2026	Maturity	September 25, 2026	December 26, 2025
Senior secured term loans	7.14%	August 2029	$244,750	$252,000
2028 Convertible senior notes	2.77%	December 2028	287,500	287,500
Asset-based loan facility	5.97%	August 2030	70,000	100,000
Finance leases and other financing obligations	7.07%	Various	134,552	119,451
Unamortized deferred costs			(7,928)	(10,421)
Total debt obligations			728,874	748,530
Less: current installments			(32,105)	(28,197)
Total long-term debt			$696,769	$720,333

Senior Secured Term Loan Credit Facility

In January 2026 and June 2025, the Company entered into amendments to its senior secured term loan agreement, which reduced the interest rate spread on its senior secured term loan facility. Arrangement fees and third-party transaction costs were expensed as incurred and included in interest expense and other operating expenses, respectively, within the Company’s condensed consolidated statements of operations. Additionally, during the thirty-nine weeks ended September 25, 2026 and September 26, 2025, the Company made voluntary principal prepayments totaling $5,000 and $5,000, respectively, towards the senior secured term loan. In connection with the prepayments, the Company wrote off unamortized deferred financing fees, which were included in interest expense within the Company’s condensed consolidated statements of operations.

The Company recorded the following expenses in its condensed consolidated statements of operations as a result of these debt amendments and prepayments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Loss on debt extinguishment related to prepayment included in interest expense	$—	$—	$130	$150
Arrangement fees included in interest expense	—	—	525	525
Third-party transaction costs included in other operating expense	—	—	51	49

Asset-Based Loan Facility

As of September 25, 2026, the Company had reserved $46,623 of its asset-based loan facility (the “ABL Facility”) for the issuance of letters of credit and funds totaling $183,377 were available for borrowing under the ABL Facility.

Convertible Notes

The net carrying value of the Company’s 2028 convertible senior notes as of September 25, 2026 and December 26, 2025 was:

	September 25, 2026			December 26, 2025
	Principal Amount	Unamortized Deferred Costs	Net Amount	Principal Amount	Unamortized Deferred Costs	Net Amount
2028 Convertible Notes	$287,500	$(2,578)	$284,922	$287,500	$(3,438)	$284,062

The components of interest expense on the Company’s convertible notes were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Coupon interest	$1,707	$1,707	$5,121	$5,121
Amortization of deferred costs and premium	287	287	860	860
Total interest	$1,994	$1,994	$5,981	$5,981

Note 9 – Stockholders’ Equity

Equity Awards

The following table reflects the activity of RSAs and RSUs during the thirty-nine weeks ended September 25, 2026:

	Time-Based		Performance-Based		Market-Based
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 26, 2025	470,866	$48.71	1,307,313	$51.22	175,786	$37.10
Granted	217,005	73.14	190,035	72.43	33,535	72.43
Vested	(195,604)	44.88	(119,145)	32.55	(86,329)	28.84
Forfeited	(24,559)	53.36	(139,866)	32.55	—	—
Unvested at September 25, 2026	467,708	$61.35	1,238,337	$58.38	122,992	$52.53

The Company granted 440,575 RSAs and RSUs to its employees and directors at a weighted average grant date fair value of $72.78 during the thirty-nine weeks ended September 25, 2026. These awards are a mix of time-, market- and performance-based grants that generally vest over a range of periods up to five years. The Company recognized expense on its RSAs and

RSUs totaling $7,769 and $4,345 during the thirteen weeks ended September 25, 2026 and September 26, 2025, respectively, and $18,212 and $12,689 during the thirty-nine weeks ended September 25, 2026 and September 26, 2025, respectively. No share-based compensation expense has been capitalized.

At September 25, 2026, the total unrecognized compensation cost for unvested RSAs and RSUs was $35,089 and the weighted-average remaining period was approximately 1.7 years. Of this total, $22,048 related to awards with time-based vesting provisions and $13,041 related to awards with performance- and market-based vesting provisions. At September 25, 2026, the weighted-average remaining period for time-based vesting and performance-based vesting RSAs and RSUs were approximately 1.7 years and 1.8 years, respectively.

Share Repurchase Program

In November 2023, the Company announced a two-year share repurchase program in an amount up to $100,000. In February 2026, the board of directors authorized the extension of the share repurchase program for ten years, subject to that same $100,000 limit. The remaining share purchase authorization was $57,617 at September 25, 2026. The Company is not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

Note 10 – Income Taxes

The Company’s effective tax rate was 30.3% and 32.6% for the thirteen weeks ended September 25, 2026 and September 26, 2025, respectively, and 29.4% and 28.0% for the thirty-nine weeks ended September 25, 2026 and September 26, 2025, respectively. The fiscal 2026 periods and the year-to-date 2025 period include the impact of a discrete item related to a tax benefit from the vesting of stock awards. The effective tax rate otherwise varies from the 21% statutory rate primarily due to state taxes and permanent adjustments.

As a result of a five year carryback allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company carried back its 2020 federal income tax loss, which resulted in an income tax refund receivable of $27,701 as of September 25, 2026. The receivable is reflected in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

The following table presents information about the Company’s foodservice distribution segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales (1):
United States	$1,048,647	$937,580	$3,090,426	$2,731,000
International	86,732	83,739	272,576	275,973
Total net sales	$1,135,379	$1,021,319	$3,363,002	$3,006,973
Less:
Cost of sales - non-production costs (2)	834,649	756,903	2,481,938	2,227,434
Cost of sales - food processing costs (3)(4)	16,395	17,225	46,474	52,014
Cost of sales	851,044	774,128	2,528,412	2,279,448
Gross profit	$284,335	$247,191	$834,590	$727,525

(1)The Company’s revenue is disaggregated by geographic area based on sales office location. No country outside of the United States had revenue greater than 10% of consolidated revenue for the thirteen and thirty-nine weeks ended September 25, 2026 and September 26, 2025.
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
(4)Food processing costs included $216 and $242 of depreciation expense for the thirteen weeks ended September 25, 2026 and September 26, 2025, respectively, $695 and $760 for the thirty-nine weeks ended September 25, 2026 and September 26, 2025, respectively.

Refer to the condensed consolidated statements of operations and comprehensive income for the reconciliation of consolidated gross profit, which is the Company’s segment measure of profit or loss, to consolidated income before income taxes.

Note 12 – Supplemental Disclosures of Cash Flow Information

	Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025
Supplemental cash flow disclosures:
Cash paid for income taxes	$29,996	$16,726
Cash paid for interest, net of cash received	24,622	27,505
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,368	$28,718
Operating cash flows from finance leases	6,388	4,130
ROU assets obtained in exchange for lease liabilities:
Operating leases	$10,412	$28,137
Finance leases	33,047	75,059

Note 13 – Subsequent Events

Refinancing Transactions

In August 2026, the Company announced its intention to market a new term loan facility (“2033 Term Loan”) and use the proceeds to repay its existing term loan facility (“2029 Term Loan”), redeem its outstanding 2.375% convertible senior notes (“2028 Convertible Notes”), pay related fees, costs and expenses, pay capital expenditures and for general corporate purposes. The Company completed its refinancing transactions on October 15, 2026 and is still evaluating the accounting impact.

Term Loan

The 2033 Term Loan provides a senior secured term loan with an aggregate principal amount of $675,000 that matures on October 15, 2033 and bears interest at a rate equal to either (i) secured overnight financing rate (“SOFR”) plus 2.00% per annum or (ii) the Alternate Base Rate plus 1.00% per annum. The 2033 Term Loan amortizes in quarterly installments equal to 0.25% of the aggregate principal amount, with the remaining balance due at maturity, and is subject to customary mandatory prepayments and a 1.00% premium on certain repricing transactions within six months of closing.

The 2033 Term Loan credit agreement contains customary affirmative covenants, negative covenants (including restrictions, subject to customary exceptions, on incurring debt or liens, paying dividends, repaying payment subordinated and junior lien debt, disposing of assets, and making investments and acquisitions), and events of default for a term loan facility of this type. The 2033 Term Loan credit agreement refinances and replaces the 2029 Term Loan credit agreement. On October 15, 2026, the Company borrowed the full $675,000 of term loans under the 2033 Term Loan and repaid in full all outstanding obligations under the 2029 Term Loan, including all accrued and unpaid interest, in an aggregate amount of approximately $244,750.

Convertible Notes

The Company issued a redemption notice on August 12, 2026 (the “Redemption Notice Date”) to the holders of its 2028 Convertible Notes, calling the outstanding principal amount of the 2028 Convertible Notes for redemption on October 15, 2026 (the “Redemption Date”). During the period from the Redemption Notice Date through October 14, 2026, holders of approximately $287,200 aggregate principal amount of the 2028 Convertible Notes elected to convert their 2028 Convertible Notes. On October 15, 2026, the Company delivered to converting holders (i) aggregate cash payments totaling approximately $437,100 (including cash paid in lieu of fractional shares) and (ii) 2,671,056 shares of the Company’s common stock, to settle its obligations with respect to its 2028 Convertible Notes.

In addition, on the Redemption Date, the Company redeemed all of the approximately $341 aggregate principal amount of 2028 Convertible Notes that had not been previously surrendered for conversion at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest on such 2028 Convertible Notes to, but excluding, the Redemption Date. The Company funded the cash portion of the conversion settlements as well as the redemption price with a portion of the proceeds from the 2033 Term Loan, together with cash on hand.

ABL Facility

On September 28, 2026, the Company made a voluntary principal payment of $20,000 on the ABL Facility. Additionally, as part of the refinancing transactions that occurred on October 15, 2026, the Company entered into an amendment (the “Ninth Amendment”) to the ABL Facility, which, among other things, amends certain covenants to conform to the 2033 Term Loan, increases the letter of credit sublimit from $50,000 to $75,000 and amends certain other provisions, including to conform to the 2033 Term Loan. There were no changes to the aggregate commitments of $300,000.

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

RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$1,135,379	$1,021,319	$3,363,002	$3,006,973
Cost of sales	851,044	774,128	2,528,412	2,279,448
Gross profit	284,335	247,191	834,590	727,525
Selling, general and administrative expenses	233,407	208,125	691,729	624,638
Other operating (income) expenses, net	(558)	130	(388)	1,000
Operating income	51,486	38,936	143,249	101,887
Interest expense	8,999	10,535	28,806	31,503
Income before income taxes	42,487	28,401	114,443	70,384
Income tax expense	12,870	9,253	33,692	19,707
Net income	$29,617	$19,148	$80,751	$50,677

Thirteen Weeks Ended September 25, 2026 Compared to Thirteen Weeks Ended September 26, 2025

Net Sales

	2026	2025	$ Change	% Change
Net sales	$1,135,379	$1,021,319	$114,060	11.2%

Organic growth contributed $105.4 million, or 10.3%, to sales growth and the remaining growth of $8.7 million, or 0.9%, primarily resulted from our acquisition of Italco. Organic case count increased approximately 6.1% in our specialty category, representing an increase in net sales of $38.3 million. In addition, unique customers and placements in our specialty category increased 4.4% and 7.2%, respectively, compared to the prior year quarter. Organic pounds sold in our center-of-the-plate category increased 6.6% compared to the prior year quarter, representing an increase in net sales of $26.0 million. Estimated inflation increased sales by $16.2 million, or 2.6% in our specialty category and by $26.0 million, or 6.6% in our center-of-the-plate category compared to the prior year quarter.

Gross Profit

	2026	2025	$ Change	% Change
Gross profit	$284,335	$247,191	$37,144	15.0%
Gross profit margin	25.0%	24.2%

Gross profit dollars increased $27.6 million as a result of sales growth, which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 84 basis points due to effective pricing and product cost management in an inflationary “food away from home” environment, together with growth in certain higher-margin products within our aggregate product mix. Gross profit margins increased 63 basis points in the Company’s specialty category, or $4.3 million, and increased 137 basis points in the Company’s center-of-the-plate category, or $6.1 million, compared to the prior year quarter.

Selling, General and Administrative Expenses

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$233,407	$208,125	$25,282	12.1%
Percentage of net sales	20.6%	20.4%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities and distribution to support sales growth and higher depreciation expense driven by facility and fleet investments. Our ratio of selling, general and administrative expenses to net sales increased 20 basis points due to higher stock-based compensation costs associated with certain performance-based awards and higher fuel costs.

Other Operating (Income) Expenses, Net

	2026	2025	$ Change	% Change
Other operating (income) expenses, net	$(558)	$130	$(688)	NM
NM - Not meaningful

Other operating (income) expenses, net was income of $558 thousand for the thirteen weeks ended September 25, 2026, which primarily reflected the reversal of a contingent earn-out liability related to a prior year acquisition, partially offset by third-party deal costs. Other operating (income) expenses, net was expense of $130 thousand for the thirteen weeks ended September 26, 2025, which was primarily comprised of third-party deal costs.

Interest Expense

	2026	2025	$ Change	% Change
Interest expense	$8,999	$10,535	$(1,536)	(14.6)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Income Tax Expense

	2026	2025	$ Change	% Change
Income tax expense	$12,870	$9,253	$3,617	39.1%
Effective tax rate	30.3%	32.6%

The Company’s effective tax rate was 30.3% and 32.6% for the thirteen weeks ended September 25, 2026 and September 26, 2025, respectively. The effective tax rate for the thirteen weeks ended September 25, 2026 includes a discrete tax benefit related to the vesting of stock awards.

Thirty-Nine Weeks Ended September 25, 2026 Compared to Thirty-Nine Weeks Ended September 26, 2025

Net Sales

	2026	2025	$ Change	% Change
Net sales	$3,363,002	$3,006,973	$356,029	11.8%

Organic growth contributed $329.7 million, or 10.9%, to sales growth and the remaining growth of $26.3 million, or 0.9%, primarily resulted from our acquisition of Italco. Organic case count increased approximately 6.0% in our specialty category, representing an increase in net sales of $110.5 million. In addition, unique customers and placements in our specialty category increased 3.3% and 6.9%, respectively, compared to the prior year period. Organic pounds sold in our center-of-the-plate category increased 7.2% compared to the prior year period, representing an increase in net sales of $82.9 million. Estimated inflation increased sales by $50.9 million, or 2.7%, in our specialty category and by $80.9 million, or 7.0%, in our center-of-the-plate category compared to the prior year period.

Gross Profit

	2026	2025	$ Change	% Change
Gross profit	$834,590	$727,525	$107,065	14.7%
Gross profit margin	24.8%	24.2%

Gross profit dollars increased $86.1 million as a result of sales growth, which includes inflation and acquisitions, with the remainder of the increase primarily due to improved gross profit margin rates. Gross profit margin increased approximately 62 basis points due to effective pricing and product cost management in an inflationary “food away from home” environment, together with growth in certain higher-margin products within our aggregate product mix. Gross profit margins increased 51 basis points in the Company’s specialty category, or $10.5 million, and increased 107 basis points in the Company’s center-of-the-plate category, or $14.2 million, compared to the prior year period.

Selling, General and Administrative Expenses

	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$691,729	$624,638	$67,091	10.7%
Percentage of net sales	20.6%	20.8%

The increase in selling, general and administrative expenses was primarily due to higher costs associated with compensation and benefits, facilities and distribution to support sales growth, and higher depreciation expense driven by facility and fleet investments. Our ratio of selling, general and administrative expenses to net sales decreased 20 basis points due to sales growth combined with certain benefits derived from our investments in our facility and distribution operations partially offset by higher stock-based compensation costs associated with certain performance-based awards and higher fuel costs.

Other Operating (Income) Expenses, Net

	2026	2025	$ Change	% Change
Other operating (income) expenses, net	$(388)	$1,000	$(1,388)	NM
NM - Not meaningful

Other operating (income) expenses, net was income of $388 thousand for the thirty-nine weeks ended September 25, 2026, which primarily reflected the reversal of a contingent earn-out liability related to a prior year acquisition, partially offset by third-party deal costs. Other operating (income) expenses, net was expense of $1.0 million for the thirty-nine weeks ended September 26, 2025, which was primarily comprised of third-party deal costs.

Interest Expense

	2026	2025	$ Change	% Change
Interest expense	$28,806	$31,503	$(2,697)	(8.6)%

Interest expense decreased primarily due to lower aggregate principal amounts of debt outstanding and lower interest rates in the current period compared to the prior year.

Income Tax Expense

	2026	2025	$ Change	% Change
Income tax expense	$33,692	$19,707	$13,985	71.0%
Effective tax rate	29.4%	28.0%

The Company’s effective tax rate was 29.4% and 28.0% for the thirty-nine weeks ended September 25, 2026 and September 26, 2025, respectively. The increase in the effective tax rate for the thirty-nine weeks ended September 25, 2026 resulted from increased permanent tax differences related to compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We finance our day-to-day operations and growth primarily with cash flows from operations, borrowings under our senior secured credit facilities and other indebtedness, operating and finance leases, trade payables and equity financing.

Indebtedness

The following table presents selected financial information on our indebtedness:

	September 25, 2026	December 26, 2025
Senior secured term loan	$244,750	$252,000
Convertible senior notes	287,500	287,500
Borrowings outstanding on asset-based loan facility	70,000	100,000
Finance leases and other financing obligations	134,552	119,451

Financing Transactions

In January 2026, we entered into an amendment to our senior secured term loan agreement, which reduced the interest rate spread by 50 basis points on our senior secured term loan facility.

In February 2026, the board of directors authorized the extension of our share repurchase program for ten years, subject to the original $100.0 million limit. During the thirty-nine weeks ended September 25, 2026, we repurchased 156,861 shares of our common stock at an average purchase price of $63.75 per share. The share repurchases were funded by our available cash. The remaining share purchase authorization was $57.6 million at September 25, 2026. We are not obligated to repurchase any specific number of shares and may suspend or discontinue the program at any time.

On October 15, 2026, we entered into a new term loan agreement (the “2033 Term Loan”) in an aggregate principal amount of $675.0 million that matures on October 15, 2033. The proceeds from the 2033 Term Loan were used to refinance the existing term loan facility, redeem the outstanding convertible senior notes (the “2028 Convertible Notes”), pay related fees, costs and expenses, pay capital expenditures and for general corporate purposes.

Holders of approximately $287.2 million aggregate principal amount of the 2028 Convertible Notes elected to convert and on October 15, 2026, we delivered to converting holders (i) aggregate cash payments totaling approximately $437.1 million (including cash paid in lieu of fractional shares) and (ii) 2,671,056 shares of common stock. In addition, we redeemed all of the approximately $341 thousand aggregate principal amount of 2028 Convertible Notes that had not been previously surrendered for conversion at a redemption price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. We funded the cash portion of the conversion settlements as well as the redemption price with a portion of the proceeds from the 2033 Term Loan, together with cash on hand.

On September 28, 2026, after the close of the third quarter, we made a voluntary principal payment of $20.0 million on the asset-based loan facility (the “ABL Facility”). Additionally, as part of the refinancing transactions that occurred on October 15, 2026, we entered into an amendment to the ABL Facility, which, among other things, amends certain covenants to conform to the 2033 Term Loan and increases the letter of credit sublimit from $50.0 million to $75.0 million.

Liquidity

The following table presents selected financial information on liquidity:

	September 25, 2026	December 26, 2025
Cash and cash equivalents	$164,725	$120,982
Working capital(1), excluding cash and cash equivalents	406,161	375,448
Availability under asset-based loan facility	183,377	159,516
(1) We define working capital as current assets less current liabilities.

We expect our capital expenditures, excluding cash paid for acquisitions, for fiscal 2026 will be approximately $50.0 million to $60.0 million. We believe our existing balances of cash and cash equivalents, working capital and the availability under our asset-based loan facility, are sufficient to satisfy our working capital needs, capital expenditures, debt service and other liquidity requirements associated with our current operations over the next twelve months.

Cash Flows

The following table presents selected financial information on cash flows:

	Thirty-Nine Weeks Ended
	September 25, 2026	September 26, 2025
Net cash provided by operating activities	$141,138	$55,352
Net cash used in investing activities	(25,696)	(33,340)
Net cash used in financing activities	(71,602)	(71,589)

Our cash provided by operating activities is predominately driven by net sales to our customers. Our cash used in operating activities is primarily driven by our payments to suppliers for our inventory, employee compensation, payments to support our facilities, our distribution network, interest on our indebtedness, payments to tax authorities and other general corporate expenditures. Net cash provided by operations was $141.1 million for the thirty-nine weeks ended September 25, 2026 compared to $55.4 million for the thirty-nine weeks ended September 26, 2025. The increase in cash provided by operating activities was primarily due to sales growth and a strategic pull-forward of inventory purchases in the prior year period.

Net cash used in investing activities was $25.7 million for the thirty-nine weeks ended September 25, 2026, primarily driven by capital expenditures.

Net cash used in financing activities was $71.6 million for the thirty-nine weeks ended September 25, 2026 driven by $30.0 million of payments under our asset-based loan facility, $15.9 million of finance lease payments, $10.5 million paid for shares surrendered to pay tax withholding related to the vesting of equity incentive plan awards, $10.0 million used to repurchase our common stock and $7.3 million of payments of term loan debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate market risk relates primarily to our long-term debt. As of September 25, 2026, we had aggregate indebtedness outstanding of $314.8 million that bore interest at variable rates. A 100 basis point increase in market interest rates would decrease our after-tax earnings by approximately $2.2 million per annum, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 25, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
June 27, 2026 to July 24, 2026	—	$—	—	$57,617
July 25, 2026 to August 21, 2026	2,964	112.36	—	57,617
August 22, 2026 to September 25, 2026	—	—	—	57,617
Total	2,964	$112.36	—	$57,617

(1)Represents shares of our common stock withheld during the thirteen weeks ended September 25, 2026 to satisfy tax withholding requirements related to restricted shares of our common stock awarded to our officers and key employees resulting from either elections under 83(b) of the Internal Revenue Code of 1986, as amended, or upon vesting of such awards, and shares purchased as part of a publicly announced program included in column 3.
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

10.1†
Credit Agreement, dated as of October 15, 2026, by and among Dairyland USA Corporation and Chefs’ Warehouse Parent, LLC, as Borrowers, and The Chefs’ Warehouse, Inc. and the other Loan Parties party thereto, as Guarantors, the Lenders party thereto and Jefferies Finance LLC, as joint lead arranger and joint bookrunner, administrative agent and collateral agent, and BMO Capital Markets Corp.,
JPMorgan Chase Bank, N.A. and BofA Securities, Inc., as joint lead arrangers and joint bookrunners (the “2033 Term Loan”).

10.2†
Ninth Amendment to Credit Agreement and Third Amendment To Pledge And Security Agreement, dated as of October 15, 2026, by and among Dairyland USA Corporation, Chefs’ Warehouse Parent, LLC, The Chefs’ Warehouse, Inc., the other loan parties party hereto, the lenders party hereto and BMO Bank N.A., as administrative agent for the Lenders.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2026.

THE CHEFS’ WAREHOUSE, INC.
(Registrant)

Date: October 28, 2026	/s/ James Leddy
James Leddy
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2026	/s/ Timothy McCauley
Timothy McCauley
Chief Accounting Officer
(Principal Accounting Officer)